Form 10-Q
period 2000-06-30
ACCELERATED NETWORKS INC
filed 2000-08-14
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-30741

                           ACCELERATED NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          77-0442752
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification No.)

               301 SCIENCE DRIVE                        93021
              MOORPARK, CALIFORNIA                    (Zip Code)
    (Address of principal executive office)

                                 (805) 553-9680
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES           NO X
                              ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Number of shares of Common Stock
              outstanding as of July 31, 2000: 50,452,427 shares.

                                      INDEX

Part I   Financial Information                                                                            Page
------------------------------                                                                            ----

Item 1.  Consolidated Balance Sheets at June 30, 2000 and December 31, 1999...........................      1

         Consolidated Statements of Operations for the Three and Six Months
          Ended June 30, 2000 and 1999................................................................      2

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999........      3

         Notes to Consolidated Financial Statements...................................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................................     31

Part II  Other Information
--------------------------

Item 1.  Legal Proceedings............................................................................     32

Item 2.  Changes in Securities and Use of Proceeds....................................................     32

Item 3.  Defaults Upon Senior Securities..............................................................     33

Item 4.  Submission of Matters to a Vote of Security Holders..........................................     33

Item 5.  Other Information............................................................................     33

Item 6.  Exhibits and Reports on Form 8-K.............................................................     34

         A.   Exhibits................................................................................     34

         B.   Reports on Form 8-K.....................................................................     34

Signatures............................................................................................     35

         In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         AS OF
                                                                               --------------------------
                                                                                 June 30,     December 31,
                                                                                  2000            1999
                                                                                ----------    -----------
                                  ASSETS                                        (unaudited)
Current assets:
   Cash and cash equivalents .............................................      $ 103,853       $ 15,207
   Accounts receivable, net of allowance for doubtful accounts of $314
      (2000) and $110 (1999) .............................................          6,344          3,277
   Amounts due from related party ........................................            613          1,104
   Inventories ...........................................................          3,917          3,811
   Prepaid and other current assets ......................................            514            296
                                                                                ---------       --------
     Total current assets ................................................        115,241         23,695
Property and equipment, net ..............................................          7,325          4,840
Other Assets .............................................................            171            143
                                                                                ---------       --------
     Total assets ........................................................      $ 122,737       $ 28,678
                                                                                =========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses .................................      $   7,823       $  3,567
   Accrued payroll .......................................................            924            756
   Capital lease obligations, current ....................................             12             28
   Credit facilities, current ............................................          2,230            884
   Deferred revenue ......................................................            532            219
                                                                                ---------       --------
     Total current liabilities ...........................................         11,521          5,454
Capital lease obligations, net of current portion ........................             10             13
Credit facilities, net of current portion ................................            209          1,919
                                                                                ---------       --------
     Total liabilities ...................................................         11,740          7,386
                                                                                ---------       --------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; authorized --
   5,000 (2000) and 31,946 (1999) shares; issued and outstanding --
   0 (2000) and 31,651 (1999) shares; liquidation preference of $0 (2000)
   $50,091 (1999) ........................................................             --         49,857
Stockholders' equity (deficit):
   Common stock, authorized -- 200,000 (2000) and 75,000 (1999); issued
      and outstanding -- 50,452 (2000) and 10,166 (1999) shares ..........             50            579
   Additional paid-in capital ............................................        184,554         13,481
   Deferred stock compensation ...........................................        (10,357)       (10,165)
   Accumulated deficit ...................................................        (63,250)       (32,460)
                                                                                ---------       --------
     Total stockholders' equity (deficit) ................................        110,997        (28,565)
                                                                                ---------       --------
     Total liabilities and stockholders' equity (deficit) ................      $ 122,737       $ 28,678
                                                                                =========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     ----------------------       ----------------------
                                                     JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                                       2000          1999           2000          1999
                                                     --------       -------       --------       -------
Net revenue (includes related party revenue of
   $487 and $3,283 for the three and six months
   ended June 30, 2000, respectively) .........      $  8,770       $ 1,245       $ 15,922       $ 1,245
Cost of revenue ...............................         5,692         1,167         10,779         1,167
                                                     --------       -------       --------       -------

Gross profit ..................................         3,078            78          5,143            78

Operating expenses
   Research and product development ...........         5,540         2,200          9,690         4,667
   Sales and marketing ........................         6,509         1,648         10,472         2,600
   General and administrative .................         1,325           420          2,119           809
   Amortization of deferred stock compensation          2,389           408          4,774           646
                                                     --------       -------       --------       -------

     Total operating expenses .................        15,763         4,676         27,055         8,722
                                                     --------       -------       --------       -------

Loss from operations ..........................       (12,685)       (4,598)       (21,912)       (8,644)

Other income (expense):
   Interest income ............................           689           387          1,130           599
   Interest expense ...........................           (69)           (9)          (125)          (20)
                                                     --------       -------       --------       -------

Loss before provision for income taxes ........       (12,065)       (4,220)       (20,907)       (8,065)

Provision for income taxes ....................            --            --              1            --
                                                     --------       -------       --------       -------

Net loss ......................................       (12,065)       (4,220)       (20,908)       (8,065)

Beneficial conversion feature .................            --            --         (9,882)           --
                                                     --------       -------       --------       -------

Net loss applicable to common stockholders ....      $(12,065)      $(4,220)      $(30,790)      $(8,065)
                                                     ========       =======       ========       =======

Basic and diluted net loss per share applicable
   to common stockholders .....................      $  (1.08)      $ (0.69)      $  (3.26)      $ (1.36)
Weighted-average shares outstanding used to
   compute basic and diluted net loss per share
   applicable to common stockholders ..........        11,213         6,153          9,438         5,923
                                                     ========       =======       ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                ------------------------
                                                                                JUNE 30,        JUNE 30,
                                                                                  2000            1999
                                                                                ---------       --------
Operating activities:
   Net loss ..............................................................      $ (20,908)      $ (8,065)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .......................................          1,123            336
     Provision for bad debts .............................................            203             --
     Issuance of warrant to US WEST ......................................          1,385             --
     Amortization of deferred stock compensation .........................          4,774            646
     Changes in current assets and liabilities:
       Accounts receivable ...............................................         (2,780)        (1,217)
       Inventories .......................................................           (106)        (2,309)
       Prepaid and other current assets ..................................           (217)            88
       Other assets ......................................................            (28)          (118)
       Accounts payable and accrued expenses .............................          4,256          1,640
       Accrued payroll ...................................................            168            330
       Deferred revenue ..................................................            313             --
                                                                                ---------       --------
         Net cash used in operating activities ...........................        (11,817)        (8,669)
Investing activities:
   Purchase of available-for-sale securities .............................             --         (2,000)
   Maturity of available-for-sale securities .............................             --          7,954
   Purchase of property and equipment ....................................         (3,608)        (1,456)
                                                                                ---------       --------
         Net cash provided by (used in) investing activities .............         (3,608)         4,498
Financing activities:
   Proceeds from issuance of common stock, net ...........................         65,352             --
   Proceeds from issuance of redeemable convertible preferred stock, net .         38,425         29,939
   Proceeds from exercise of stock options, net of repurchases ...........            677             85
   Payments under capital lease obligations and credit facilities ........           (383)           (81)
   Proceeds from credit facilities .......................................             --            483
                                                                                ---------       --------
         Net cash provided by financing activities .......................        104,071         30,426
                                                                                ---------       --------
         Net increase (decrease) in cash and cash equivalents ............         88,646         26,225
Cash and cash equivalents at beginning of year ...........................         15,207          3,507
                                                                                ---------       --------
Cash and cash equivalents at end of year .................................      $ 103,853       $ 29,762
                                                                                =========       ========
Supplemental disclosure of noncash transactions:
   Conversion of preferred to common stock upon completion of initial
    public offering ......................................................      $  88,282       $     --
                                                                                =========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (ALL INTERIM INFORMATION RELATING TO THE PERIODS ENDED
                      JUNE 31, 1999 AND 2000 IS UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Accelerated Networks, Inc. (the "Company") are unaudited, other than the consolidated balance sheet at December 31, 1999, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire fiscal year.

         These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 22, 2000 for the year ended December 31, 1999.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The Company is evaluating the provisions of SAB 101; however, the Company believes adoption of SAB 101 will not have a material impact on the Company's financial statements.

3.  COMPLETION OF INITIAL PUBLIC OFFERING

         On June 28, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for net proceeds of approximately $62.4 million, net of underwriters' discount of $4.8 million and other offering expenses of $1.8 million. On June 28, 2000, immediately following the closing of the initial public offering in a concurrent private placement, the Company issued 200,000 shares of common stock to U S WEST Internet Ventures, Inc. ("U S WEST") in exchange for proceeds of $3 million.

         Upon completion of the initial public offering, all $88.3 million of the Company's redeemable convertible preferred stock converted into 35.1 million shares of common stock.

4.  NET LOSS PER SHARE

         Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

         The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                       ----------------------       ----------------------
                                                         2000          1999           2000          1999
                                                       --------       -------       --------       -------
Numerator:
Net loss applicable to common stockholders ......      $(12,065)      $(4,220)      $(30,790)      $(8,065)
                                                       ========       =======       ========       =======
Denominator (Basic and diluted):
   Weighted-average common shares
     outstanding ................................        13,519         9,839         11,914         9,613
   Less weighted-average common shares
     subject to repurchase ......................        (2,306)       (3,686)        (2,476)       (3,690)
                                                       --------       -------       --------       -------
Weighted-average shares used to compute basic and
   diluted net loss per common share applicable
   to common stockholders .......................        11,213         6,153          9,438         5,923
                                                       ========       =======       ========       =======
Basic and diluted net loss per common share
   applicable to common stockholders ............      $  (1.08)      $ (0.69)      $  (3.26)      $ (1.36)


The following table presents the common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      ------------------
                                                    2000        1999        2000        1999
                                                   ------      ------      ------      ------
Weighted-average common stock equivalents:
   Series A preferred stock .................      10,347      11,220      10,771      11,220
   Series B preferred stock .................      10,684      11,585      11,121      11,585
   Series C preferred stock .................       8,158       8,846       8,492       6,192
   Series D preferred stock .................       3,187          --       2,370          --
   Unvested shares of common stock subject to
     repurchase .............................       2,306       3,686       2,476       3,690
   Warrants .................................          29          --          29          --
   Stock options ............................       5,956       2,690       5,193       2,456
                                                   ------      ------      ------      ------
                                                   40,667      38,027      40,452      35,143
                                                   ======      ======      ======      ======

5.  INVENTORIES

Inventories consist of the following (in thousands):

                           JUNE 30, 2000        DECEMBER 31, 1999
                           -------------        -----------------
Raw materials ...........      $1,679                $1,735
Work-in-process .........       1,055                   710
Finished goods ..........       1,183                 1,366
                               ------                ------
                               $3,917                $3,811
                               ======                ======

6.  RELATED-PARTY TRANSACTIONS

         For the three and six months ended June 30, 2000, the Company sold product of approximately $487,000 and $3,283,000, respectively, to a stockholder of the Company. No sales were made to the stockholder in the corresponding periods for the preceding fiscal year. At June 30, 2000 and December 31, 1999, amounts due from the stockholder totaled $613,000 and $1,104,000, respectively, which are included in accounts receivable.

7.  SUBSEQUENT EVENT

         In July 2000, the Company repaid the outstanding $2.2 million balance of their $2,500,000 line of credit, which was used to finance equipment purchases ("Equipment Line"). The Equipment Line bears interest at the bank's base rate plus .5% per annum. At June 30, 2000, amounts outstanding under the Equipment Line totaled $2.2 million and was included in current liabilities. At December 31, 1999, amounts outstanding under the Equipment Line totaled $2,500,000, of which approximately $833,000 was current.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on June 22, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

         We design and market telecommunications products that enable the bundling of voice and data services over a single broadband access network. Our multiservice broadband access products are designed to allow our customers to efficiently and cost-effectively deliver and manage multiple voice and data services over a single broadband access facility using various broadband access technologies. Our target customers are CLECs, IXCs, RBOCs, ILECs, and foreign telephone companies.

         We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Sales of our MSAP and carrier-class IAD products constituted approximately 58% and 42%, respectively, of our revenue for the year ended December 31, 1999 and 59% and 41%, respectively, of our revenue for the three months ended June 30, 2000. Since inception, we have incurred significant losses and as of June 30, 2000, we had an accumulated deficit of $63.3 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

         To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products and we believe that sales of these products will continue to account for substantially all of our revenue for the foreseeable future. We have not generated any significant amount of revenue from sales of our AccessPilot element management system software or sales of our extended warranty and customer support services, and we do not expect that sales of these products and services will comprise a significant portion of our revenue in the foreseeable future. A majority of all our sales of products are through our direct sales force and we expect this trend to continue for the foreseeable future. In addition, we sell a significant amount of our products in the United States through our OEM relationship with Siemens ICN, an affiliate of Siemens AG. For the year ended December 31, 1999, direct sales and sales through Siemens ICN accounted for 84% and 16%, respectively. To date, we have not generated any revenue from international sales, although we recently initiated sales and marketing efforts internationally. As part of these efforts, we recently expanded our relationship with Siemens by entering into an OEM relationship with Siemens AG to distribute our products outside the United States.

         For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to CTC Communications Group, FirstWorld Communications and Siemens ICN accounted for approximately 54%, 20% and 16% of our revenue, respectively. For the three months ended June 30, 2000, sales to our four largest customers accounted for approximately 87% of our revenue, of which sales to Light Year Unidial, CTC Communications Group, Solunet and FirstWorld Communications accounted for approximately 36%, 23%, 15% and 13% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and all of our sales have been made on the basis of individual purchase orders, rather than long-term commitments.

         We recognize revenue at the time products are shipped to our customers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue associated with multiple-element arrangements (products, upgrades, enhancements and post-contract support) are allocated to each element based on vendor-specific objective evidence. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such services have not been significant to date. Amounts billed in excess of revenue recognized are deferred and included as deferred revenue on the consolidated balance sheet. As of June 30, 2000, we had approximately $532,000 of deferred revenue. Although we have not generated any support, installation or training revenue to date, we plan to recognize support revenue ratably over the support period and installation and training revenue as services are performed. We generally warrant our products for one year after sale and provide for estimated future warranty costs at the time we recognize revenue.

         Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. We outsource most of our product and printed circuit board assembly to contract manufacturers. Avnet procures the majority of our component kits for its sub-contractor, A-Plus, which assembles, manufactures and tests our products at its facility in San Jose, California. Arrow performs the same services as Avnet for a limited number of our products and also sub-contracts with A-Plus for assembly, manufacturing and testing.

         Our MSAP products typically have higher gross margin than our carrier-class IADs. Our actual mix of products sold will depend significantly on the amount of orders from new and existing customers, and the stage of their network deployment. As a result, our gross margin may fluctuate significantly from period to period. In general, our gross margin will primarily be affected by the following factors:

         -  demand for our products and services;

         -  new product introductions both by us and by our competitors;

         -  changes in our pricing policies and those of our competitors;

         -  the mix of our products and services sold;

         - the mix of sales channels through which our products and services are sold; and

         - the volume manufacturing pricing we are able to attain from our contract manufacturers for outsourced manufacturing.

         Research and development expenses consist primarily of salaries and related personnel costs, consulting costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of our products. We also incur significant expenses in connection with the purchase of equipment used to test our products as well as the use of our products for internal design and learning purposes. We expense our research and development costs as they are incurred. Several components of our research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We believe that continued investment in research and development is critical to attain our strategic product development objectives and to meet changing customer requirements and technological advances. As a result, we expect our research and development expenses to increase in the future.

         Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally, in order to increase market penetration of our products. We expect that sales and marketing expenses will increase substantially over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in additional domestic and international locations. In addition, we believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have only entered into OEM relationship with Siemens AG and one of its affiliates, Siemens ICN. To be successful, we must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of our products require highly trained customer service, professional services and support personnel. We expect to significantly expand our customer service, professional services and support organization to meet these requirements. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

         General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel and incur additional costs related to the growth of our business and operation as a public company.

         Currently, competition in our market is intense. We continue to add features to our products based on the needs of our customers. This has resulted in increased research and development expenses and may result in reduced operating margins. We expect competition to increase in the future. This competition may also result in price reductions and loss of market share. We expect that product life cycles will remain relatively short and that the average selling price and gross margin for our products will decline as each product matures. To offset such declines, we must introduce new, higher performance products on a timely basis. Further, we must reduce our manufacturing costs on a per unit basis and sell sufficient volumes in order to maintain our gross margin. If we fail to reduce our manufacturing costs on a per unit basis or achieve volume shipment requirements, our gross margin will decline. Any of the above events could have a material and adverse effect on our business, results of operations and financial condition.

         In 1998 and 1999, we recorded total deferred stock compensation of approximately $13.2 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. Options granted are typically subject to a four year vesting period. Stock issuances are generally subject to our right to repurchase the stock, which lapses over a four year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. After taking into account the approximately $3.2 million of amortization charges we recognized in 1998 and 1999, the outstanding future annual amortization for deferred stock compensation based on option grants as of December 31, 1999 will be approximately $5.4 million, $2.8 million, $1.5 million and $0.5 million for the years ending December 31, 2000, 2001, 2002 and 2003, respectively. In addition, we recorded approximately $5.0 million of deferred stock compensation for the six months ended June 30, 2000. This amount will be amortized over the vesting period of the underlying options.

         In connection with an agreement with an affiliate of U S West, Inc. to test certain of our products for potential deployment in U S West's network, we issued a two-year warrant to U S WEST Internet Ventures in June 2000. The Warrant is exercisable for $3.0 million of our common stock at a price per share of $15.00. We recorded sales and marketing expenses of approximately $1.4 million for the fair value of the warrant upon its issuance.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

NET REVENUE

         We recognized net revenue of approximately $8.8 million for the three months ended June 30, 2000, which represented an increase of approximately $7.6 million, or 605%, from approximately $1.2 million for the three months ended June 30, 1999. We recognized net revenue of approximately $15.9 million for the six months ended June 30, 2000, which represented an increase of approximately $14.7 million, or 1179%, from approximately $1.2 million for the six months ended June 30, 1999. Net revenue for the three months ended June 30, 2000 was primarily derived from sales of our MSAP voice gateways and concentrators, which amounted to approximately $5.2 million, and from sales of our carrier-class IADs, which amounted to approximately $3.6 million. Net revenue from sales to our four largest customers accounted for approximately 87% of our net revenue for the three months ended June 30, 2000.

COST OF REVENUE

         Cost of revenue for the three months ended June 30, 2000 was approximately $5.7 million, which represented an increase of approximately $4.5 million, or 375%, from approximately $1.2 million for the three months ended June 30, 1999. Cost of revenue for the six months ended June 30, 2000 was approximately $10.8 million, which represented an increase of approximately $9.6 million, or 800%, from approximately $1.2 million for the six months ended June 30, 1999. Cost of revenue in the three months ended June 30, 2000 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, inventory reserves and assembly costs. As a percentage of net revenue, cost of revenue for the three months ended June 30, 2000 was approximately 65%. We expect that our cost of revenue will increase in absolute dollars in future periods but will vary as a percentage of net revenue depending on the mix and average selling prices of products sold.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

         Research and product development expenses for the three months ended June 30, 2000 were approximately $5.5 million, which represented an increase of approximately $3.3 million, or approximately 150%, from approximately $2.2 million for the three months ended June 30, 1999. Research and product development expenses for the six months ended June 30, 2000 were approximately $9.7 million, which represented an increase of approximately $5.0 million, or approximately 106%, from approximately $4.7 million for the six months ended June 30, 1999. This increase was primarily a result of additional personnel costs, higher design and prototype expenses and higher costs of using our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three months ended June 30, 2000 were approximately 63%. Research and development expenditures are essential to our future success and we expect that these expenses will significantly increase in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three months ended June 30, 2000 were approximately $6.5 million, which represented an increase of approximately $4.9 million, or approximately 306%, from approximately $1.6 million for the three months ended June 30, 1999. Sales and marketing expenses for the six months ended June 30, 2000 were approximately $10.5 million, which represented an increase of approximately $7.9 million, or approximately 304%, from approximately $2.6 million for the six months ended June 30, 1999. The increase was primarily attributable to our expanded efforts to sell and market our MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs, commission expenses, demonstration equipment costs and a one-time charge for the fair value of a warrant issued to US WEST Internet Ventures, Inc. We expect sales and marketing expenses to significantly increase in future periods as we continue to expand our domestic and international sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended June 30, 2000 were approximately $1.3 million, which represented an increase of approximately $905,000, or approximately 215%, from approximately $420,000 for the three months ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 were approximately $2.1 million, which represented an increase of approximately $1.3 million, or approximately 163%, from approximately $809,000 for the six months ended June 30, 1999. This increase was primarily due to the hiring of additional general and administrative personnel necessary to support and scale our operations, increased legal and accounting expenses and increased recruiting expenses to hire additional personnel. We expect our general and administrative expenses to increase in future periods as we hire additional personnel required to support the expansion of our operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         We recorded approximately $2.4 million in amortization of deferred stock compensation in connection with employee and consultant stock option grants for the three months ended June 30, 2000 and approximately $408,000 million for the three months ended June 30, 1999.

OTHER INCOME (EXPENSE)

         Our other income (expense) consists primarily of interest earned on our cash balances and cash equivalents partially offset by interest expenses paid on capital leases and credit facilities. Other income (expense) for the three months ended June 30, 2000 was approximately $620,000, which represented an increase of approximately $242,000, or approximately 64% from approximately $378,000 for the three months ended June 30, 1999. Other income (expense) for the six months ended June 30, 2000 was approximately $1,005,000, which represented an increase of approximately $426,000, or approximately 74% from approximately $579,000 for the six months ended June 30, 1999. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period, and higher weighted-average rates of interest.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of equity securities. We raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to our initial public offering. In June 2000, we completed an initial public offering of 4,600,000 shares (including 600,000 shares pursuant to the underwriters' over-allotment option) of Common Stock at a price of $15.00 per share, resulting in proceeds of approximately $62.4 million net of the underwriters discount and offering expenses. We also sold 200,000 shares of our Common Stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3.0 million. We have a $2.5 million line of credit with Comerica Bank, a $1.5 million equipment loan facility with Phoenix Leasing Incorporated, and a $4.0 million revolving loan facility with Comerica Bank. We have not drawn down on our revolving loan facility with Comerica Bank.

         At June 30, 2000, we had cash and cash equivalents of approximately $103.9 million, approximately $22,000 in outstanding capitalized lease obligations, $2.2 million of outstanding debt under our line of credit with Comerica Bank, and approximately $286,000 of outstanding obligations under our equipment loan facility with Phoenix Leasing. Amounts outstanding under our line of credit with Comerica Bank bear interest at Comerica's base rate, plus 0.5% per annum. Amounts outstanding under our equipment loan facility with Phoenix Leasing bear interest at approximately 15% per annum. Any amounts which become outstanding under our revolving loan facility with Comerica Bank will bear interest at Comerica's base rate. As of June 30, 2000, Comerica's base rate was 10%.

         We used approximately $11.8 million in cash for operating activities for the six months ended June 30, 2000, an increase of approximately $3.1 million, or 36%, from the approximately $8.7 million used for operating activities for the six months ended June 30, 1999. The increase was primarily due to an increase in our net loss from approximately $8.1 million for the six months ended June 30, 1999 to approximately $20.9 million for the six months ended June 30, 2000, and an increase in accounts receivable of approximately $2.8 million for the six months ended June 30, 2000 partially offset by increased non-cash charges of approximately $6.5 million and an increase in accounts payable and accrued expenses of $4.3 million for the six months ended June 30, 2000.

         We used approximately $3.6 million for our investing activities in the six months ended June 30, 2000, a difference of approximately $8.1 million from the approximately $4.5 million generated from investing activities for the six months ended June 30, 1999. The difference was due primarily to the proceeds of approximately $8.0 million generated from the sale of investments, partially offset by the purchase of investments of approximately $2.0 million and an increase in purchase of property and equipment of $2.2 million in the six months ended June 30, 1999.

         Cash provided by financing activities for the six months ended June 30, 2000 was approximately $104.1 million, up from approximately $30.4 million for the six months ended June 30, 1999. Cash provided by financing activities primarily consists of funds received from issuances of redeemable convertible preferred stock, proceeds from our initial public offering and concurrent private placement in June 2000, our credit facility, our equipment loan facility and stock option exercises. Cash provided by financing activities is partially offset by principal and interest payments on our term loan facility, equipment loan facility and capitalized lease obligations. The increase in the six months ended June 30, 2000 of approximately $73.7 million was primarily due to proceeds from our initial public offering and our concurrent private placement in June 2000 and our Series D Preferred Stock financing in February and March 2000.

         We currently have no significant commitments for capital expenditures or obligations outstanding under capital lease commitments. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated growth in operations, infrastructure, including facilities and systems, and personnel.

         We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product. We believe that our cash on hand, available borrowings under our credit facilities and the net proceeds from the sale of the common stock in this offering and the concurrent private placement will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

YEAR 2000 ISSUE

         To date we have not experienced any known material Year 2000 problems in our products, our internal systems or facilities, or the products, systems and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We did not incur material costs to identify and address specific Year 2000 compliance issues. We could however incur additional costs in addressing any residual Year 2000 issues, which could have a material and adverse effect on our business.

                                  RISK FACTORS

         BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THIS COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

         We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section and the disclosure elsewhere in this prospectus.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of June 30, 2000, we had an accumulated deficit of approximately $63.3 million. Although our net revenue has grown from zero for the quarter ended March 31, 1999 to approximately $8.8 million for the quarter ended June 30, 2000 and approximately $8.5 million for the year ended December 31, 1999, our net revenue may not continue to grow in the future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

         We have large fixed expenses and we expect to continue to incur significant and increasing expenses for research and development, sales and marketing, customer support, developing distribution channels and general and administrative expenses. In particular, given our early stage of development, our increasing operating expenses, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to achieve or sustain profitability in the future.

WE DERIVE ALMOST ALL OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUE COULD DECLINE SIGNIFICANTLY IF WE LOSE A CUSTOMER OR IF A CUSTOMER CANCELS OR DELAYS AN ORDER.

         Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, or if a customer cancels or delays an order. Sales to CTC Communications Group, FirstWorld Communications and Siemens ICN, accounted for approximately 54%, 20% and 16% of our total revenue, respectively, for the year ended December 31, 1999 and sales to Light Year Unidial, CTC Communications Group, Solunet, and FirstWorld Communications accounted for approximately 36%, 23%, 15% and 13% of our total revenue, respectively, for the quarter ended June 30, 2000. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Any of these events could materially and adversely affect our business, financial condition and results of operations.

IF WE FAIL TO CAPITALIZE ON OPPORTUNITIES TO WIN CONTRACTS FROM OUR KEY CUSTOMERS, WE MAY NOT BE ABLE TO SELL PRODUCTS TO THOSE CUSTOMERS FOR AN EXTENDED PERIOD OF TIME.

         We believe that our key customers deploy their networks in large increments and on a sporadic basis. As a result, if we fail to win a purchase contract from a key customer, we may not have an opportunity to sell products to that customer until its next purchase cycle, which may not be for an extended period of time. In addition, if we fail to win contracts from key customers that are at an early stage in their design cycle, our ability to sell products to these customers in the future may be adversely affected because they may prefer to continue purchasing products from their existing vendor. Since we rely on a small number of customers for the majority of our sales, our failure to capitalize on limited opportunities to win contracts with these customers would have a material adverse effect on our business, results of operations and financial condition.

IF OUR REVENUE AND OPERATING RESULTS FALL BELOW ANALYSTS' AND INVESTORS' EXPECTATIONS, OUR STOCK PRICE COULD SIGNIFICANTLY DECLINE.

         Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

         -  the amount and timing of orders for our products;

         - the cancellation or rescheduling of significant orders for our products;

         - our ability to develop, manufacture, introduce, ship and support new products and product enhancements;

         - our ability to manage product transitions and adapt to technological advancements;

         - our ability to develop, manufacture, ship and support all of our product lines, for example, IADs, MSAP as a concentrator and MSAP as a voice gateway.

         - announcements, new product introductions and reductions in the price of products offered by our competitors;

         - our mix of products sold and the mix of distribution channels through which our products are sold;

         -  the amount and timing of our research and development expenses;

         -  our ability to control costs;

         - our ability to obtain sufficient supplies of sole or limited source components for our products;

         -  changes in the prices of our components;

         - our ability to attain and maintain production volumes and quality levels for our products;

         -  the length and variability of the sales cycle for our products;

         -  our ability to realize forecasted sales for a particular period;

         -  the timing of recognizing revenue and deferral of revenue;

         - our ability to receive and fulfill orders evenly, across any given quarter;

         -  potential seasonality of our sales;

         - costs relating to possible acquisitions and integration of technologies or businesses; and

         -  telecommunications market conditions and economic conditions.

         As a result of any of these factors, it is likely that in the future, our quarterly or annual operating results will fall below the expectations of public market analysts and investors. In this event, the price of our common stock could significantly decline.

OUR CUSTOMERS MAY SPORADICALLY PLACE LARGE ORDERS WITH SHORT LEAD TIMES, WHICH MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

         We believe that our customers often deploy their networks in large increments and on a sporadic basis. Accordingly, we expect to receive purchase orders for significant dollar amounts on an irregular basis. These orders may have short lead times. As a result, we may not have sufficient inventory to fulfill these orders and we may incur significant costs in attempting to expedite and fulfill these orders. Further, our revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

THE LONG SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY.

         A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, our sales cycles may be lengthy and we may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. The length of our sales cycles will vary depending on the type of customer to whom we are selling. In particular, we believe that our sales cycle will typically range from 1 to 3 months for CLECs, 3 to 6 months for IXCs, and 6 to 12 months for RBOCs. Even after making the decision to purchase our products, our customers often deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on:

         -  the skill set of our customers;

         -  the size of the network deployment;

         -  the complexity of our customers' network environment;

         - the degree of hardware and software configuration necessary to deploy our products; and

         - their ability to finance their purchase of our products as well as their operations.

         - As a result, our revenue and operating results may vary significantly from quarter to quarter.

IF WE FAIL TO MANAGE OUR ORDER BACKLOG; NEW ORDERS AND SHIPMENT SCHEDULES FOR EACH QUARTER OUR OPERATING RESULTS FOR THAT PERIOD WILL BE ADVERSELY AFFECTED.

         We recognize revenue when our products are shipped and the linearity of our revenue will depend on our ability to receive and fulfill orders evenly across any given quarter. To date, our order backlog at the beginning of each quarter has not been significant and we expect this trend to continue for the foreseeable future. Accordingly, we must obtain additional orders in a quarter for shipment in that quarter to achieve our revenue objectives. Our sales agreements may allow purchasers to delay scheduled delivery dates without penalty. Further, our customer purchase orders allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur at the end of our fiscal quarters. If we fail to ship products by the end of a quarter our operating results may be materially and adversely affected for that quarter. In the past, we have experienced cancellation of orders, resulting in additional costs and expenses.

IF WE FAIL TO INCREASE OUR REVENUE, OR IF WE EXPERIENCE DELAYS IN GENERATING OR RECOGNIZING REVENUE, WE COULD INCUR SUBSTANTIAL OPERATING LOSSES.

         We plan to significantly increase our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more in research and development than originally budgeted in order to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. As a result, if we fail to increase our revenue, or if we experience delays in generating or recognizing revenue results we could incur substantial operating losses.

IF WE FAIL TO MANAGE THE GROWTH OF OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         We have rapidly and significantly expanded our operations and expect to continue to do so. This expansion is placing a significant strain on our managerial, operational and financial resources. During 1999, we increased the number of our employees from 63 to 174. Most of our existing senior management personnel joined us within the last 18 months, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in these areas in the near future. To manage the expected growth of our operations and personnel, we will be required to:

         - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

         -  expand access to additional manufacturing capacity;

         -  hire, train, motivate and manage our personnel; and

         - effectively manage multiple relationships with our customers, suppliers and other parties.

         In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. If we are not able to accomplish the foregoing in an efficient and timely manner, our business, financial condition and results of operations will be materially and adversely affected.

IF WE FAIL TO ENHANCE OUR EXISTING PRODUCTS OR DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND TECHNOLOGICAL ADVANCES, OUR ABILITY TO SELL OUR PRODUCTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

         Our markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in voice and data service offerings by service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. We may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

OUR ABILITY TO OPERATE AND GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRATEGIC RELATIONSHIPS WITH THIRD PARTIES.

         Our success will substantially depend on our ability to develop and maintain strategic relationships. For example, it is important that we continue to leverage our OEM relationship with Siemens to support both our domestic and planned international distribution and sales operations. Our strategic relationships are relatively new, and we cannot be certain that any revenue will be derived from those arrangements. The amount and timing of resources which our strategic partners devote to our business is not within our control and our strategic partners may not perform their obligations as expected. In the event that any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business. We may also not be able to maintain or develop strategic relationships or to replace strategic partners.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term and, except for Suresh Nihalani, our President and Chief Executive Officer, we do not have "key person" life insurance policies covering any of our employees. The loss of the services of any key personnel, particularly senior management, sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

         In addition, our growth and expansion of operations has placed significant demands on our management, engineering, sales and marketing staff and facilities. We will need to hire additional personnel in each of these areas to continue to grow our business. Recruiting qualified personnel in our industry is intensely competitive and time-consuming. In particular, we have experienced difficulty in hiring hardware, software, system and test and customer support engineers. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future. If we are not able to attract and retain the necessary personnel, we will not be able to operate and grow our business.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR SALES AND MARKETING OPERATIONS, WE WILL NOT BE ABLE TO ACHIEVE BRAND AWARENESS FOR OUR PRODUCTS AND GENERATE ADDITIONAL SALES.

         Our products and services are generally of a highly technical nature and therefore require a sophisticated sales effort targeted at several key people within each of our prospective customers' organizations. We have recently expanded our direct sales force and plan to hire additional qualified sales personnel and system and consulting engineers. We might not be able to hire the kind and number of sales personnel and system and consulting engineers we need.

         Similarly, our marketing efforts must be highly focused on creating brand awareness. These efforts require significant marketing resources, including technically-proficient personnel and substantial marketing budgets. We may not be able to hire and retain the required personnel. Further, many of our competitors have significantly larger marketing budgets than we have. As a result, we may not be able to create sufficient brand awareness to generate additional sales of our products.

IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS.

         We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have only entered into OEM agreements with Siemens AG and one of its affiliates. While Siemens AG and its affiliates own approximately 18.4% of our outstanding shares, Siemens also sells products that compete with our products and we cannot assure you that it will devote adequate resources to distributing our products. We also cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

IF INSTALLATION OF OUR MSAP CONCENTRATORS AT CENTRAL OFFICES ARE DELAYED, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE SALES.

         Our MSAP concentrators are generally installed at carrier central offices. In many cases, deployment of our equipment at carrier central offices is intended to facilitate the provisioning of services which compete with the carrier's services. Therefore, carriers may have an incentive to withhold or delay installations of our MSAP concentrators. While we believe that current regulations and laws require these carriers to cooperate in allowing installation of our equipment, any delay, whether justified or not, will adversely affect our customers' ability to deploy our equipment, which in turn would adversely affect our reputation and result in lost sales. This would result in a material adverse effect on our business, results of operations and financial condition.

WE HAVE NO SIGNIFICANT EXPERIENCE OPERATING IN INTERNATIONAL MARKETS AND WE MAY NOT BE ABLE TO SUCCESSFULLY ESTABLISH AND MANAGE OUR INTERNATIONAL OPERATIONS.

         We intend to expand our international operations and enter new markets. This expansion will require significant management attention and financial resources. We have only recently launched our international sales operations in Canada and Europe. As a result, we have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our current international sales efforts, particularly those in Europe, will likely be impacted by seasonal purchasing patterns in foreign countries, which is typical of European customers during the summer months. In addition, our international operations, including those in Canada and Europe, will be subject to other inherent risks, including:

         -  difficulties and costs of staffing and managing foreign operations;

         -  certification requirements;

         -  longer sales cycles;

         -  expenses associated with customizing products for foreign countries;

         -  dependence on local vendors;

         - dependence on our ability to establish and maintain strategic relationships with international distribution partners;

         - protectionist laws and business practices that favor local competition;

         - reduced protection for intellectual property rights in some countries;

         - difficulties associated with enforcing agreements through foreign legal systems;

         -  greater difficulty in collecting accounts receivable;

         -  fluctuations in currency exchange rates;

         -  unexpected changes in regulatory requirements;

         -  the impact of recessions in economies outside the United States;

         -  political and economic instability;

         -  import or export licensing requirements; and

         -  potential adverse tax consequences.

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

         Our products are highly technical and are designed to be deployed in very large and complex networks. Although we have thoroughly tested our products, because of their nature, they can only be fully tested when deployed in networks which generate high amounts of voice and/or data traffic. Because of our short operating history, our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in:

         -  loss of, or delay in, revenue and loss of market share;

         -  product returns;

         -  negative publicity regarding us and our products;

         -  unexpected expenses to remedy errors;

         -  diversion of our development resources;

         -  increased service warranty, costs and repair; and

         -  increased insurance costs.

         Any of the above items could have a material adverse effect on our business, results of operations and financial condition.

IF OUR PRODUCTS CONTAIN DEFECTS, WE COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS AND DAMAGE TO OUR REPUTATION.

         Because our products are designed to provide critical communications services, we may be subject to significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims resulting from a defect in one of our products. Although we believe that we maintain adequate product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not be sufficient to cover us against all possible liability. Liability claims could also require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR CUSTOMER SERVICE AND SUPPORT ORGANIZATION, WE WILL NOT BE ABLE TO PROVIDE THE LEVEL OF SERVICE REQUIRED TO ESTABLISH STRONG RELATIONSHIPS WITH OUR CUSTOMERS.

         The nature of our business requires us to develop strong relationships with our customers, which will depend on our ability to provide our customers with a high level of service and support. The complexity of our products requires us to have highly trained customer service and support personnel. We currently have a small customer service and support organization, and we will need to increase these resources to support the expanding needs of our existing customers as well as new customers. Hiring customer service and support personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. If we are unable to expand our customer service and support organization, our customers may become dissatisfied and our reputation could be harmed. These events would prevent us from increasing sales to existing or new customers.

BECAUSE WE DEPEND UPON A SMALL NUMBER OF OUTSIDE CONTRACTORS TO MANUFACTURE OUR PRODUCTS, OUR OPERATIONS COULD BE DELAYED OR INTERRUPTED IF WE ENCOUNTER PROBLEMS WITH THEM.

         We currently rely on Avnet, Inc., A-Plus Manufacturing and Arrow Electronics to build our products. We do not have internal manufacturing capabilities. Our reliance on these manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If Avnet, A-Plus or Arrow is unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers, which could take more than six months. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would result in us having to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. Avnet, Arrow and A-Plus also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill our orders on a timely basis.

         We currently do not have a long-term supply contract with Avnet, A-Plus or Arrow. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, our revenue may decline and our customer relationships may be damaged.

         We may not be able to effectively manage our relationships with our contract manufacturers and they may not meet our future requirements for timely delivery. Any interruption in the operations of our contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and could materially adversely affect our business, results of operations and financial condition. In addition, if our contract manufacturers fail to build products with sufficient quality, our reputation, business, results of operations and financial condition will be harmed.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

         We do not have long-term supply contracts with our contract manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We currently provide forecasts of our demand to our contract manufacturers 12 months prior to scheduled delivery of products to our customers. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our component requirements, our contract manufacturers may purchase excess inventory. For those parts which are unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products and recognition of revenue.

WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, AND IF WE ARE UNABLE TO BUY THESE COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS.

         Several of the key components used in our products, including field programmable gate arrays, DSL transreceivers, microprocessors, digital signal processors and custom power supplies, are sourced from single or limited sources of supply. These suppliers range from small vendors to large established companies. We do not have guaranteed supply arrangements with most of our key suppliers, and we or our contract manufacturers may not be able to obtain necessary supplies in a timely manner. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components. In addition, any of our sole-source suppliers could be acquired by, or enter into exclusive arrangements with, our competitors, stop selling their products or components to us at commercially reasonable prices, or refuse to sell their products or components to us altogether. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. As much as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. In addition, qualifying additional suppliers is time-consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

         It is also possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY INVEST A SIGNIFICANT AMOUNT OF OUR RESOURCES TO DEVELOP, MARKET AND SELL OUR PRODUCTS AND MAY NOT REALIZE ANY RETURN ON THIS INVESTMENT.

         We plan to invest a significant amount of our resources to develop, market and sell our products. Accordingly, our success will depend on our ability to generate sufficient revenue from sales of these products to offset the expenses associated with developing, marketing and selling them. There are many risks that we face in doing so. In particular, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. Accordingly, if our products do not quickly achieve market acceptance, they may become obsolete before we have generated enough revenue from their sales to realize a sufficient return on our investment.

         As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. From time to time we may also need to write-off excess and obsolete inventory. We recorded charges totaling $264,000 for the year ended December 31, 1999 to take into consideration excess inventory levels and obsolete inventory. If we incur substantial development, sales, marketing and inventory expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

IF THE DEVELOPMENT AND ADOPTION OF RELEVANT INDUSTRY STANDARDS DO NOT OCCUR ON A TIMELY BASIS, OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

         Our ability to achieve market acceptance for our products will also depend on the timing and adoption of industry standards for new technologies in our markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology. The existence of multiple competing standards may also retard or delay the development of a broad market for our products. We may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, our products may not comply with eventual industry standards, which could hurt our ability to sell these products and also require us to quickly design and manufacture new products that meet these standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of their underlying technologies.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

         Our success and ability to compete substantially depend on our proprietary technology. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford us only limited protection. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, although we have six patent applications pending. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, in our agreements, we may agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our technical and management personnel. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.

         Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future. We also cannot assure you that we would prevail in any such actions, given their complex technical issues and inherent uncertainties. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES.

         Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received claims of this kind in the past and we cannot assure you that we will not receive claims of this kind in the future or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits, which would have a material and adverse effect on our business, financial condition and results of operations.

POTENTIAL ECONOMIC AND POLITICAL INSTABILITY IN INDIA COULD ADVERSELY AFFECT OUR PRODUCT DEVELOPMENT EFFORTS.

         We believe that we currently receive favorable tax and tariff treatment for our product development activities in India. However, if political instability in India results in a government adverse to foreign corporate activity, a number of adverse consequences could occur, including higher tariffs, taxes or export controls, and increased governmental ownership or regulation, any of which would increase our costs of product development. In addition, we record expenses for our subsidiary in India in Indian Rupees. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and Indian Rupee. While to date, our results have not materially been affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian Rupee would adversely affect our expenses for our Indian subsidiary.

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED IF A NATURAL DISASTER
OCCURS.

         Our business and operations depend on the extent to which our facility and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions taken by us, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, since we perform all of our final assembly and tests in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, results of operations and financial condition. While we believe that our insurance policy is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes or floods.

IF WE ENCOUNTER SIGNIFICANT YEAR 2000 PROBLEMS WITH OUR PRODUCTS, CUSTOMERS OR VENDORS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Although we are not aware of any Year 2000 issues to date associated with our products or with our customers or vendors, we cannot assure you that these issues will not arise in the future. If we experience significant unanticipated problems and costs associated with Year 2000 compliance, our business, results of operations and financial condition could be materially and adversely affected. In addition, we have not developed, and do not plan to develop, any contingency plan to address any Year 2000 situations that may result.

               RISKS ASSOCIATED WITH THE BROADBAND ACCESS INDUSTRY

INTENSE COMPETITION COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

         The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Alcatel SA, Cisco Systems, Inc., CopperCom, Inc., Copper Mountain Networks, Inc., Jetstream Communications, Inc., Lucent Technologies, Inc., Nokia, Nortel Networks, Inc. and Tollbridge Technologies, Inc. Many of our current and potential competitors have longer operating histories, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition.

         The markets in which we compete are characterized by increasing consolidation, as exemplified by the acquisitions of Promatory Communications, Inc., by Nortel Networks, FlowPoint Corporation by Efficient Networks, Inc. and PairGain Technologies, Inc. by ADC Telecommunications, Inc. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry. Additionally, because we may be dependent on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors, thereby obtaining new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

         In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships, significant financing programs, and broader product offerings than we do. These companies can adopt aggressive pricing policies and leverage their customer bases and broader product offerings to gain market share. We have encountered, and expect to continue to encounter, potential customers that, due to existing relationships with our competitors, are committed to the product offerings of these competitors. As a result, these potential customers may not consider purchasing our products.

         We expect that competitive pressures will result in price reductions, reduced margin and loss of market share, which would materially and adversely affect our business, financial condition and results of operations.

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF MULTISERVICE BROADBAND ACCESS SERVICES AND IF THE DEMAND FOR MULTISERVICE BROADBAND ACCESS SERVICES DOES NOT DEVELOP, THEN OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED.

         Our business would be harmed, and our results of operations and financial condition would be adversely and materially affected, if the demand for multiservice broadband access services does not increase as rapidly as we anticipate, or if our customers' multiservice broadband access service offerings are not well received in the marketplace. Certain critical factors will likely continue to affect the development of the multiservice broadband access services market. These factors include:

         -  demand for broadband access;

         - the development of a viable business model for multiservice broadband access services, including the capability to market, sell, install and maintain these services;

         - the extent that service providers are unable to deploy broadband access using DSL due to delays or other difficulties in gaining access to the copper-pair infrastructure from ILECs;

         - cost constraints, such as installation, space and power requirements at carrier central offices;

         - ability to interoperate with equipment from multiple vendors in service provider networks;

         - evolving industry standards for DSL, T1 and other transmission technologies;

         - varying and uncertain conditions of the copper-pair infrastructure, including size and length, electrical interference, and crossover interference with voice and data telecommunications services; and

         -  domestic and foreign government regulation.

         Even if these factors are adequately addressed, the market for multiservice broadband access services may fail to develop or may develop more slowly than anticipated. This could happen for a number of reasons. For instance, if our customers, particularly CLECs, fail to obtain sufficient capital, personnel and other resources to operate and grow their business or fail to execute their business plans, our market may fail to develop or may develop more slowly than anticipated. As a result, our business would be harmed, and our results of operations and financial condition would be adversely affected.

IF OUR PRODUCTS ARE NOT INTEROPERABLE WITHIN OUR CUSTOMERS' NETWORKS, ORDERS WILL BE DELAYED OR CANCELED AND COULD RESULT IN SUBSTANTIAL PRODUCT RETURNS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         Many of our customers require that our products be designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products may be required to interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment in our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS, SALES OF OUR EXISTING AND FUTURE PRODUCTS COULD BE ADVERSELY AFFECTED.

         The markets for our products are characterized by a significant number of laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories, some of which are evolving as new technologies are deployed. While we believe that our products comply with all current governmental laws, regulations and standards, we cannot assure you that we will be able to continue to design our products to comply with all necessary requirements in the future. In addition, our customers may require our products to comply with various industry standards, such as those promulgated by Telcordia Technologies, or proprietary standards promoted by our competitors. Our key competitors may establish proprietary standards which they do not make available to us. As a result, we may not be able to achieve interoperability with their products. Internationally, we may also be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union.

         Our customers may also require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Failure of our products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of our existing and future products. Moreover, the enactment of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry, could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

OUR CUSTOMERS ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS THAT NEGATIVELY IMPACT OUR CUSTOMERS COULD HARM OUR BUSINESS.

         The jurisdiction of the FCC extends to the entire communications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or their service offerings, may harm our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards and regulations address various aspects of Internet use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, as well as intellectual property ownership, obscenity and libel. Resulting standards and regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

IF NECESSARY LICENSES OF THIRD PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR PRODUCT ENHANCEMENTS, WHICH WOULD SERIOUSLY IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

         From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that these third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products and which would result in a material and adverse effect on our business, financial condition and results of operations.

IF THIRD-PARTY SUPPLIERS DO NOT CONTINUE TO DEVELOP NEW COMPONENTS THAT WE RELY ON FOR FUTURE PRODUCTS, WE MAY NOT BE ABLE TO OFFER COMPETITIVE PRODUCTS.

         Some of our planned future products will rely on components developed by third parties, such as higher bandwidth switch fabrics. If these components fail to be developed by third parties in a timely basis, or at all, or if they are not otherwise made available to us, we may not be able to offer new products which are competitive. In this event, our business, financial condition and results of operations could be materially and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hold financial instruments for trading or speculative purposes. Our financial instruments have short maturities and therefore are not subject to significant interest rate risk. We generally place our marketable security investments in high credit quality instruments, primarily corporate obligations with contractual maturities of less than one year. Our financial liabilities that are subject to interest rate risk are our credit facilities, which have stated interest rates based on the bank's prime rate. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material. We do not use any derivatives or similar instruments to manage our interest rate risk.

         We currently have product development activities in India. We record expenses for our subsidiary in India in Indian Rupees. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and Indian Rupee. While to date, our results have not materially been affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian Rupee would adversely affect our expenses for our Indian subsidiary.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) SALES OF UNREGISTERED SECURITIES. During the three months ended June 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the 1997 Stock Option/Stock Issuance Plan by employees, the Company issued an aggregate of 115,333 shares of Common Stock for an aggregate purchase price of approximately $87,000. All of such sales of Common Stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act. In addition, the Company issued 200,000 shares of its Common Stock for an aggregate purchase price of $3,000,000 in a concurrent private placement with its initial public offering which closed on June 28, 2000. The Company also issued a warrant to purchase 200,000 shares of its Common Stock at an exercise price of $15.00 per share, for a payment of $5,000. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

         (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On June 28, 2000, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The managing underwriters in the Offering were Credit Suisse First Boston, UBS Warburg LLC, and U.S. Bancorp Piper Jaffray (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-31732) that was declared effective by the SEC on June 22, 2000. The Offering commenced on June 23, 2000 and closed on June 28, 2000 after all 4,600,000 shares of Common Stock registered under the Registration Statement (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $15.00 per share. The aggregate price of the Offering amount registered was $69,000,000. In connection with the Offering, the Company paid an aggregate of $4,830,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and Nasdaq National Market.

                 SEC registration fee                             $   52,000
                 NASD filing fee                                      31,000
                 Nasdaq National Market listing fee                  111,000
                 Printing and engraving expenses                     293,000
                 Legal fees and expenses                             549,000
                 Accounting fees and expenses                        517,000
                 Transfer Agent fees                                   2,000
                 Miscellaneous                                       293,000
                                                                  ----------
                 Total                                            $1,848,000
                                                                  ==========

         After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62,400,000. As of June 30, 2000, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 11, 2000, the sole stockholder of the Company approved an amendment to the bylaws of the Company to increase the number of directors from one to a range from five (5) to eight (8). The sole stockholder also approved the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company which became effective upon the closing of its initial public offering. The sole stockholder also elected the following directors: Suresh Nihalani, Brigadeer General H.R. Johnson, Steven M. Krausz, Robert F. Kuhling, Jr., Anthony T. Maher, Peter T. Morris, and Lip-Bu Tan, and the sole stockholder also ratified and approved a classified Board of Directors which became effective upon the closing of the initial public offering.

         On April 11, 2000, the sole stockholder of the Company approved an Agreement and Plan of Merger, whereby Accelerated Networks, Inc., a California corporation ("Accelerated-California") merged with and into the Company, each share of capital stock of Accelerated-California was converted into and exchanged for one share of the same series or class of stock of the Company, and all liabilities and all option plans of Accelerated-California were assumed by the Company.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                   3.1*         Amended and Restated Certificate of Incorporation of the Registrant

                   3.2*         Amended and Restated Bylaws of the Registrant

                  10.1*         Memorandum of Understanding dated as of May 10, 2000, by and between the Registrant and U S WEST !nterprise America, Inc.

                  10.2*         Common Stock Subscription Agreement dated as of May 15, 2000, by and between the
                                Registrant and U S West Internet Ventures, Inc.

                  10.3*         Agreement for Purchase of Products dated as of May 15, 2000, by and between the
                                Registrant and Siemens AG

                  27.1          Financial Data Schedule

         -----------------------
         * incorporated by reference to Exhibits 3.1, 3.2, 10.30, 10.31, and 10.32, respectively, to Registrant's Form S-1 (Registration No. 333-31732).

         (b)      REPORTS OF FORM 8-K

                  No such reports were filed during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACCELERATED NETWORKS, INC.
                                        (Registrant)



                                        By: /s/ Frederic T. Boyer
                                            ------------------------------------
                                            Frederic T. Boyer
                                            Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)


Dated:  August 14, 2000

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------
      3.1*         Amended and Restated Certificate of Incorporation of the Registrant

      3.2*         Amended and Restated Bylaws of the Registrant

     10.1*         Memorandum of Understanding dated as of May 10, 2000, by and between the Registrant and U S WEST !nterprise America, Inc.

     10.2*         Common Stock Subscription Agreement dated as of May 15, 2000, by and between the
                   Registrant and U S West Internet Ventures, Inc.

     10.3*         Agreement for Purchase of Products dated as of May 15, 2000, by and between the
                   Registrant and Siemens AG

     27.1          Financial Data Schedule

--------------
*  incorporated by reference to Exhibits 3.1, 3.2, 10.30, and 10.32, respectively, to Registrant's Form S-1 (Registration No. 333-31732).