Form 10-Q
period 2000-09-30
ACCELERATED NETWORKS INC
filed 2000-11-14
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

   [X]                QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO _____________


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

                           YES  [X]    NO  [ ]
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of October 30, 2000: 50,364,933 shares.

                                      INDEX


Part I   Financial Information                                                                                  Page
------------------------------                                                                                  ----

Item 1.         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999......................      1

                Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000
                and 1999.....................................................................................      2

                Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999..      3

                Notes to Consolidated Financial Statements...................................................      4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations........      7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ..................................     31

Part II    Other Information
----------------------------

Item 1.         Legal Proceedings............................................................................     32

Item 2.         Changes in Securities and Use of Proceeds....................................................     32

Item 3.         Defaults Upon Senior Securities..............................................................     32

Item 4.         Submission of Matters to a Vote of Security Holders..........................................     32

Item 5.         Other Information............................................................................     32

Item 6.         Exhibits and Reports on Form 8-K.............................................................     33

                A.   Exhibits................................................................................     33

                B.   Reports on Form 8-K.....................................................................     33

Signatures.................................................................................................       34


     In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             AS OF
                                                                               ------------------------------------
                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      2000                 1999
                                                                               ----------------       -------------
                                  ASSETS                                          (unaudited)
Current assets:
   Cash and cash equivalents ................................................      $  86,727            $  15,207
   Accounts receivable, net of allowance for doubtful accounts of $732
      (2000) and $110 (1999) ................................................          8,920                3,277
   Amounts due from related party ...........................................          4,930                1,104
   Inventories ..............................................................          3,996                3,811
   Prepaid and other current assets .........................................          1,231                  296
                                                                                   ---------            ---------
     Total current assets ...................................................        105,804               23,695
Property and equipment, net .................................................          7,615                4,840
Other Assets ................................................................            187                  143
                                                                                   ---------            ---------
       Total assets .........................................................      $ 113,606            $  28,678
                                                                                   =========            =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses ....................................      $   6,285            $   3,567
   Accrued payroll ..........................................................          1,580                  756
   Capital lease obligations, current .......................................              9                   28
   Credit facilities, current ...............................................             88                  884
   Deferred revenue .........................................................          1,333                  219
                                                                                   ---------            ---------
       Total current liabilities ............................................          9,295                5,454
Capital lease obligations, net of current portion ...........................              8                   13
Credit facilities, net of current portion ...................................            186                1,919
                                                                                   ---------            ---------
     Total liabilities ......................................................          9,489                7,386
                                                                                   ---------            ---------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; authorized --
   5,000 (2000) and 31,946 (1999) shares; issued and outstanding -- 0 (2000)
   and 31,651 (1999) shares; liquidation preference of $0 (2000) and
   $50,091 (1999) ...........................................................           --                 49,857
Stockholders' equity (deficit):
   Common stock, authorized -- 200,000 (2000) and 75,000 (1999); issued
      and outstanding -- 50,352 (2000) and 10,166 (1999) shares .............             50                  579
   Additional paid-in capital ...............................................        184,619               13,481
   Deferred stock compensation ..............................................         (8,310)             (10,165)
   Accumulated deficit ......................................................        (72,242)             (32,460)
                                                                                   ---------            ---------
       Total stockholders' equity (deficit) .................................        104,117              (28,565)
                                                                                   ---------            ---------
       Total liabilities and stockholders' equity (deficit) .................      $ 113,606            $  28,678
                                                                                   =========            =========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        -------------------------------     ------------------------------
                                                          SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                             2000               1999            2000              1999
                                                        -------------      -------------    -------------    -------------
Net revenue (includes related party revenue of
   $4,034 and $7,317 for the three and nine months ...   $                 $                 $                 $
   ended September 30, 2000, respectively) ...........     11,567             2,883            27,489             4,128
Cost of revenue ......................................      7,805             2,478            18,584             3,645
                                                         --------          --------          --------          --------
Gross profit .........................................      3,762               405             8,905               483

Operating expenses
   Research and product development ..................      5,704             3,280            15,394             7,947
   Sales and marketing ...............................      5,101             1,963            15,573             4,563
   General and administrative ........................      1,189               462             3,308             1,271
   Amortization of deferred stock compensation .......      2,246               661             7,020             1,307
                                                         --------          --------          --------          --------
     Total operating expenses ........................     14,240             6,366            41,295            15,088
                                                         --------          --------          --------          --------
Loss from operations .................................    (10,478)           (5,961)          (32,390)          (14,605)

Other income (expense):
   Interest income ...................................      1,505               326             2,636               925
   Interest expense ..................................        (19)              (13)             (145)              (33)
                                                         --------          --------          --------          --------
Loss before provision for income taxes ...............     (8,992)           (5,648)          (29,899)          (13,713)

Provision for income taxes ...........................       --                --                   1              --
                                                         --------          --------          --------          --------
Net loss .............................................     (8,992)           (5,648)          (29,900)          (13,713)

Beneficial conversion feature ........................       --                --              (9,882)             --
                                                         --------          --------          --------          --------
Net loss applicable to common stockholders ...........   $ (8,992)         $ (5,648)         $(39,782)         $(13,713)
                                                         ========          ========          ========          ========

Basic and diluted net loss per share applicable
   to common stockholders ............................   $  (0.19)         $  (0.85)         $  (1.45)         $  (2.22)
Weighted-average shares outstanding used to
   compute basic and diluted net loss per share
   applicable to common stockholders .................     48,535             6,661            27,430             6,169
                                                         ========          ========          ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                              -----------------------------------
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                    2000                1999
                                                                              ---------------       --------------
Operating activities:
   Net loss ..............................................................      $ (29,900)           $ (13,713)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .......................................          1,859                  635
     Provision for bad debts .............................................            622                 --
     Issuance of warrant to US WEST ......................................          1,385                 --
     Amortization of deferred stock compensation .........................          7,020                1,307
     Changes in current assets and liabilities:
       Accounts receivable ...............................................        (10,091)              (2,440)
       Inventories .......................................................           (185)              (2,391)
       Prepaid and other current assets ..................................           (935)                 (74)
       Other assets ......................................................            (44)                (142)
       Accounts payable and accrued expenses .............................          2,718                1,991
       Accrued payroll ...................................................            824                  374
       Deferred revenue ..................................................          1,114                  145
                                                                                ---------            ---------
         Net cash used in operating activities ...........................        (25,613)             (14,308)
Investing activities:
   Purchase of available-for-sale  securities ............................           --                 (2,000)
   Maturity of available-for-sale  securities ............................           --                  7,954
   Purchase of property and equipment ....................................         (4,634)              (3,097)
                                                                                ---------            ---------
         Net cash provided by (used in) investing activities .............         (4,634)               2,857
Financing activities:
   Proceeds from issuance of common stock, net ...........................         65,286                 --
   Proceeds from issuance of redeemable convertible preferred stock, net .         38,425               29,939
   Proceeds from exercise of stock options, net of repurchases ...........            609                  286
   Payments under capital lease obligations and credit facilities ........         (2,553)                (380)
   Proceeds from credit facilities .......................................           --                  2,043
                                                                                ---------            ---------
         Net cash provided by financing activities .......................        101,767               31,888
                                                                                ---------            ---------
         Net increase (decrease) in cash and cash equivalents ............         71,520               20,437
Cash and cash equivalents at beginning of period .........................         15,207                3,507
                                                                                ---------            ---------

Cash and cash equivalents at end of period ...............................      $  86,727            $  23,944
                                                                                =========            =========
Supplemental disclosure of noncash transactions:
   Conversion of preferred to common stock upon completion of initial
     public offering .....................................................      $  88,282            $    --
                                                                                =========            =========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (ALL INTERIM INFORMATION RELATING TO THE PERIODS ENDED
                    SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED)

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

3. COMPLETION OF INITIAL PUBLIC OFFERING

     On June 28, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for net proceeds of approximately $62.3 million, net of underwriters' discount of $4.8 million and other offering expenses of $1.9 million. On June 28, 2000, immediately following the closing of the initial public offering in a concurrent private placement, the Company issued 200,000 shares of common stock to U S WEST Internet Ventures, Inc. ("U S WEST") in exchange for proceeds of $3 million.

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

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                          --------------------------          --------------------------
                                                            2000             1999               2000              1999
                                                          --------          --------          --------          --------
Numerator:
Net loss applicable to common stockholders ..........     $ (8,992)         $ (5,648)         $(39,782)         $(13,713)
Denominator (Basic and diluted):
   Weighted-average common shares
     outstanding ....................................       50,398            10,068            29,701             9,765
                                                          ========          ========          ========          ========
   Less weighted-average common shares
     subject to repurchase ..........................       (1,863)           (3,407)           (2,271)           (3,596)
                                                          --------          --------          --------          --------
Weighted-average shares used to compute basic and
   diluted net loss per common share applicable
   to common stockholders ...........................       48,535             6,661            27,430             6,169
                                                          ========          ========          ========          ========

Basic and diluted net loss per common share
   applicable to common stockholders ................     $  (0.19)         $  (0.85)         $  (1.45)         $  (2.22)



The following table presents the common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ---------------------             ---------------------
                                                               2000             1999             2000             1999
                                                               ----             ----             ----             ----
Weighted-average common stock equivalents:

   Series A preferred stock ...........................         --             11,220             5,497         11,220
   Series B preferred stock ...........................         --             11,585             5,676         11,585
   Series C preferred stock ...........................         --              8,846             4,334          7,076
   Series D preferred stock ...........................         --               --               1,371           --
   Unvested shares of common stock subject to
     repurchase .......................................        1,863            3,407             2,271          3,596
   Warrants ...........................................          229             --                 102           --
   Stock options.......................................        6,446            3,157             5,111          2,690
                                                               -----           ------            ------         ------
                                                               8,538           38,215            24,362         36,167
                                                               -----           ------            ------         ------

5.  INVENTORIES

Inventories consist of the following (in thousands):


                                                                         SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                         ------------------       -----------------
Raw materials....................................................           $   1,206                $   1,735
Work-in-process..................................................                 698                      710
Finished goods...................................................               2,092                    1,366
                                                                            ---------               ----------
                                                                            $   3,996               $    3,811
                                                                            =========               ==========

6.  RELATED-PARTY TRANSACTIONS

     For the three and nine months ended September 30, 2000, the Company sold product of approximately $4,034,000 and $7,317,000, respectively, to a stockholder of the Company. No sales were made to the stockholder in the corresponding periods for the preceding fiscal year. At September 30, 2000 and December 31, 1999, amounts due from the stockholder totaled $4,930,000 and $1,104,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on June 22, 2000 and our subsequent report on Form 10-Q filed with the SEC on August 14, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

     We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Sales of our MSAP and carrier-class IAD products constituted approximately 58% and 42%, respectively, of our revenue for the year ended December 31, 1999 and 37% and 63%, respectively, of our revenue for the three months ended September 30, 2000. Since inception, we have incurred significant losses and as of September 30, 2000, we had an accumulated deficit of $72.2 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

     To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products and we believe that sales of these products will continue to account for substantially all of our revenue for the foreseeable future. We have not generated any significant amount of revenue from sales of our AccessPilot element management system software or sales of our extended warranty and customer support services, and we do not expect that sales of these products and services will comprise a significant portion of our revenue in the foreseeable future. A majority of all our sales of products are through our direct sales force and we expect this trend to continue for the foreseeable future. In addition, we sell a significant amount of our products in the United States through our OEM relationship with Siemens ICN, an affiliate of Siemens AG. For the year ended December 31, 1999, direct sales and sales through Siemens ICN accounted for 84% and 16%, respectively, of our product sales. To date, we have not generated any revenue from international sales, although we recently initiated sales and marketing efforts internationally. As part of these efforts, we expanded our relationship with Siemens by entering into an OEM relationship with Siemens AG in the second quarter of this fiscal year to distribute our products outside the United States.

     For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to CTC Communications Group, FirstWorld Communications and Siemens ICN accounted for approximately 54%, 20% and 16% of our revenue, respectively. For the three months ended September 30, 2000, sales to our three largest customers accounted for approximately 100% of our revenue, of which sales to CTC Communications Group, Siemens ICN, and Light Year Unidial accounted for approximately 44%, 35% and 21% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and all of our sales have been made on the basis of individual purchase orders, rather than long-term commitments.

     We recognize revenue at the time products are shipped to our customers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue associated with multiple-element arrangements (products, upgrades, enhancements and post-contract support) are allocated to each element based on vendor-specific objective evidence. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such services have not been significant to date. Amounts billed in excess of revenue recognized are deferred and included as deferred revenue on the consolidated balance sheet. As of September 30, 2000, we had approximately $1,333,000 of deferred revenue. Although we have not generated any significant support, installation or training revenue to date, we plan to recognize support revenue ratably over the support period and installation and training revenue as services are performed. We generally warrant our products for one year after sale and provide for estimated future warranty costs at the time we recognize revenue.

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

     -    the mix of our products and services sold;

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

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally, in order to increase market penetration of our products. We expect that sales and marketing expenses will increase substantially over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in additional domestic and international locations. In addition, we believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have only entered into OEM relationships with Siemens AG and one of its affiliates, Siemens ICN. To be successful, we must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of our products require highly trained customer service, professional services and support personnel. We expect to significantly expand our customer service, professional services and support organization to meet these requirements. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

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

     In 1998 and 1999, we recorded total deferred stock compensation of approximately $13.2 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. Options granted are typically subject to a four year vesting period. Stock issuances are generally subject to our right to repurchase the stock, which lapses over a four year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. We recorded approximately $7.0 million of stock compensation expense for the nine months ended September 30, 2000 and have approximately $8.3 million of deferred stock compensation as of September 30, 2000, which is amortized over the vesting period of the underlying options.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUE

     We recognized net revenue of approximately $11.6 million for the three months ended September 30, 2000, which represented an increase of approximately $8.7 million, or 301%, from approximately $2.9 million for the three months ended September 30, 1999. We recognized net revenue of approximately $27.5 million for the nine months ended September 30, 2000, which represented an increase of approximately $23.4 million, or 566%, from approximately $4.1 million for the nine months ended September 30, 1999. These increases were primarily attributable to increased sales of both our MSAP voice gateways and concentrators and our carrier-class IAD'S. Net revenue for the three months ended September 30, 2000 was primarily derived from sales of our MSAP voice gateways and concentrators, which amounted to approximately $4.3 million, and from sales of our carrier-class IADs, which amounted to approximately $7.3 million.

COST OF REVENUE

     Cost of revenue for the three months ended September 30, 2000 was approximately $7.8 million, which represented an increase of approximately $5.3 million, or 215%, from approximately $2.5 million for the three months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 was approximately $18.6 million, which represented an increase of approximately $15.0 million, or 410%, from approximately $3.6 million for the nine months ended September 30, 1999. These increases were primarily a result of increased sales of our products. Cost of revenue in the three months ended September 30, 2000 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, inventory reserves and assembly costs. As a percentage of net revenue, cost of revenue for the three months ended September 30, 2000 was approximately 67%. We expect that our cost of revenue will increase in absolute dollars in future periods but will vary as a percentage of net revenue depending on the mix and average selling prices of products sold.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

     Research and product development expenses for the three months ended September 30, 2000 were approximately $5.7 million, which represented an increase of approximately $2.4 million, or approximately 74%, from approximately $3.3 million for the three months ended September 30, 1999. Research and product development expenses for the nine months ended September 30, 2000 were approximately $15.4 million, which represented an increase of approximately $7.5 million, or approximately 94%, from approximately $7.9 million for the nine months ended September 30, 1999. These increases were primarily a result of additional personnel costs, higher design and prototype expenses and higher costs of using our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three months ended September 30, 2000 were approximately 49%. Research and development expenditures are essential to our future success and we expect that these expenses will significantly increase in future periods.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended September 30, 2000 were approximately $5.1 million, which represented an increase of approximately $3.1 million, or approximately 160%, from approximately $2.0 million for the three months ended September 30, 1999. Sales and marketing expenses for the nine months ended September 30, 2000 were approximately $15.6 million, which represented an increase of approximately $11.0 million, or approximately 241%, from approximately $4.6 million for the nine months ended September 30, 1999. These increases were primarily attributable to our expanded efforts to sell and market our MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs, commission expenses, demonstration equipment costs and a one-time charge for the fair value of a warrant issued to US WEST Internet Ventures. We expect sales and marketing expenses to significantly increase in future periods as we continue to expand our domestic and international sales and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended September 30, 2000 were approximately $1.2 million, which represented an increase of approximately $727,000, or approximately 157%, from approximately $462,000 for the three months ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 2000 were approximately $3.3 million, which represented an increase of approximately $2.0 million, or approximately 160%, from approximately $1.3 million for the nine months ended September 30, 1999. These increases were primarily due to the hiring of additional general and administrative personnel necessary to support and scale our operations, increased legal and accounting expenses and increased recruiting expenses to hire additional personnel. We expect our general and administrative expenses to increase in future periods as we hire additional personnel required to support the expansion of our operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     We recorded approximately $2.2 million in amortization of deferred stock compensation in connection with employee and consultant stock option grants for the three months ended September 30, 2000 as compared to approximately $661,000 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 we recorded approximately $7.0 million in amortization of deferred stock compensation in connection with employee and consultant stock option grants as compared to approximately $1.3 million for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE)

     Our other income (expense) consists primarily of interest earned on our cash balances and cash equivalents partially offset by interest expenses paid on capital leases and credit facilities. Other income, net of other expenses, for the three months ended September 30, 2000 was approximately $1.5 million, which represented an increase of approximately $1.2 million, or approximately 375% from approximately $313,000 for the three months ended September 30, 1999. Other income (expense) for the nine months ended September 30, 2000 was approximately $2.5 million, which represented an increase of approximately $1.6 million, or approximately 179% from approximately $892,000 for the nine months ended September 30, 1999. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period, and higher weighted-average rates of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of equity securities. We raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to our initial public offering. In June 2000, we completed an initial public offering of 4,600,000 shares (including 600,000 shares pursuant to the underwriters' over-allotment option) of Common Stock at a price of $15.00 per share, resulting in proceeds of approximately $62.3 million net of the underwriters discount and offering expenses. We also sold 200,000 shares of our Common Stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3.0 million. We have a $4.0 million revolving loan facility with Comerica Bank. We have not drawn down on our revolving loan facility with Comerica Bank.

     At September 30, 2000, we had cash and cash equivalents of approximately $86.7 million, no outstanding debt under our line of credit with Comerica Bank, and approximately $274,000 of outstanding obligations under our equipment loan facility with Phoenix Leasing. Amounts outstanding under our line of credit with Comerica Bank bear interest at Comerica's base rate, plus 0.5% per annum. Amounts outstanding under our equipment loan facility with Phoenix Leasing bear interest at approximately 15% per annum. Any amounts which become outstanding under our revolving loan facility with Comerica Bank will bear interest at Comerica's base rate. As of September 30, 2000, Comerica's base rate was 10%.

     We used approximately $25.6 million in cash for operating activities for the nine months ended September 30, 2000, an increase of approximately $11.3 million, or 79%, from the approximately $14.3 million used for operating activities for the nine months ended September 30, 1999. The increase was primarily due to an increase in our net loss from approximately $13.7 million for the nine months ended September 30, 1999 to approximately $29.9 million for the nine months ended September 30, 2000, and an increase in accounts receivable of approximately $10.1 million for the nine months ended September 30, 2000 partially offset by increased non-cash charges of approximately $8.9 million, an increase in accounts payable and accrued expenses of $2.8 million, and an increase in deferred revenue of $1.1 million for the nine months ended September 30, 2000.

     We used approximately $4.6 million for our investing activities in the nine months ended September 30, 2000, a difference of approximately $7.5 million from the approximately $2.9 million generated from investing activities for the nine months ended September 30, 1999. The difference was due primarily to the proceeds of approximately $8.0 million generated from the sale of investments in the nine months ended September 30, 1999, partially offset by the purchase of investments of approximately $2.0 million in the nine months ended September 30, 1999 and an increase in purchase of property and equipment of $1.5 million in the nine months ended September 30, 2000.

     Cash provided by financing activities for the nine months ended September 30, 2000 was approximately $101.8 million, up from approximately $31.9 million for the nine months ended September 30, 1999. Cash provided by financing activities primarily consists of funds received from issuances of redeemable convertible preferred stock, proceeds from our initial public offering and concurrent private placement in June 2000, our credit facility, our equipment loan facility and stock option exercises. Cash provided by financing activities is partially offset by the payoff of our term loan facility and principal and interest payments on our equipment loan facility and capitalized lease obligations. The increase in the nine months ended September 30, 2000 of approximately $69.9 million was primarily due to proceeds from our initial public offering and our concurrent private placement in June 2000 and our Series D Preferred Stock financing in February and March 2000.

     We currently have no significant commitments for capital expenditures or obligations outstanding under capital lease commitments. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated growth in operations, infrastructure, including facilities and systems, and personnel.

     We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product. We believe that our cash on hand, available borrowings under our credit facilities and the net proceeds from the sale of the common stock in our initial public offering and the concurrent private placement will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

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

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

     We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Quarterly Report on Form 10-Q filled with the SEC on August 14, 2000 and in our registration statement on Form S-1 declared effective by the SEC on June 22, 2000.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of September 30, 2000, we had an accumulated deficit of approximately $72.2 million. Although our net revenue has grown from zero for the quarter ended March 31, 1999 to approximately $8.5 million for the year ended December 31, 1999 and approximately $11.6 million for the quarter ended September 30, 2000, our net revenue may not continue to grow in the future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

     Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, or if a customer cancels or delays an order. Sales to CTC Communications Group, FirstWorld Communications and Siemens ICN, accounted for approximately 54%, 20% and 16% of our total revenue, respectively, for the year ended December 31, 1999 and sales to CTC Communications Group, Siemens ICN, and Light Year Unidial accounted for approximately 44%, 35%, and 21% of our total revenue, respectively, for the quarter ended September 30, 2000. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

     Even if these factors are adequately addressed, the market for multiservice broadband access services may fail to develop or may develop more slowly than anticipated. This could happen for a number of reasons. For instance, our customers, particularly CLECs, may not be able to obtain sufficient capital, personnel and other resources to operate and grow their business or may fail to execute their business plans. In the case of DSL, we believe that the rate of deployment of broadband access using DSL has in fact been slower than expected, resulting in decreased capital expenditures on broadband access equipment by telecommunications service providers. If these circumstances continue to exist, or if we are not able to address the foregoing factors, our business would be harmed, and our results of operations and financial condition would be adversely affected.

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

IF WE FAIL TO MANAGE OUR ORDER BACKLOG, NEW ORDERS AND SHIPMENT SCHEDULES FOR EACH QUARTER, OUR OPERATING RESULTS FOR THAT PERIOD WILL BE ADVERSELY AFFECTED.

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

IF WE FAIL TO MANAGE THE GROWTH OF OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     We have rapidly and significantly expanded our operations and expect to continue to do so. This expansion is placing a significant strain on our managerial, operational and financial resources. Most of our existing senior management personnel joined us within the last two years, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in these areas in the near future. To manage the expected growth of our operations and personnel, we will be required to:

- improve existing and implement new operational, financial and management controls, reporting systems and procedures;
-    expand access to additional manufacturing capacity;
-    hire, train, motivate and manage our personnel; and
- effectively manage multiple relationships with our customers, suppliers and other parties.

     In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. For instance, we recently opened an office in Belgium and will need to integrate that office into existing operations. If we are not able to accomplish the foregoing in an efficient and timely manner, our business, financial condition and results of operations will be materially and adversely affected.

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

IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS.

     We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have only entered into OEM agreements with Siemens AG and one of its affiliates. While Siemens AG and its affiliates own approximately 18.2% of our outstanding shares, Siemens also sells products that compete with our products and we cannot assure you that it will devote adequate resources to distributing our products. We also cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

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

     As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. From time to time we may also need to write-off excess and obsolete inventory. We recorded charges totaling $485,000 and $1,041,000 for the three and nine months ended September 30, 2000 and $264,000 for the year ended December 31, 1999 to take into consideration excess inventory levels and obsolete inventory. If we incur substantial development, sales, marketing and inventory expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

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

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     Our success and ability to compete substantially depend on our proprietary technology. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford us only limited protection. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, although we have seven patent applications pending. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On June 28, 2000, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-31732) that was declared effective by the SEC on June 22, 2000. The Offering commenced on June 23, 2000 and closed on June 28, 2000 after all 4,600,000 shares of Common Stock registered under the Registration Statement (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $15.00 per share. The aggregate price of the Offering amount registered was $69,000,000. In connection with the Offering, the Company paid an aggregate of $4,830,000 in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1,886,000. After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62,300,000.

     As of September 30, 2000, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        3.1*    Amended and Restated Certificate of Incorporation of the
                Registrant

        3.2*    Amended and Restated Bylaws of the Registrant

        10.1+ Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc.

        10.2 Amendment No.1 to that certain Agreement for Purchase of Products -OEM Agreement dated as of January 21, 1999 dated as of October 16, 2000, by and between the Registrant and Siemens Information and Communication Networks, Inc.

        27.1    Financial Data Schedule

     -----------------

     * Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-2 (Registration No. 333-31732).

     + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.


     (B) REPORTS OF FORM 8-K

          No such reports were filed during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACCELERATED NETWORKS, INC.
                                 (Registrant)



                                  By: /s/ Frederic. T. Boyer
                                      -------------------------------------
                                      Frederic T. Boyer
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)



Dated:  November 14, 2000

                                 EXHIBIT INDEX


Exhibit Number                        Description
--------------                        -----------

     3.1*         Amended and Restated Certificate of Incorporation of the
                  Registrant

     3.2*         Amended and Restated Bylaws of the Registrant

    10.1+ Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc.

    10.2 Amendment No.1 to that certain Agreement for Purchase of Products -OEM Agreement dated as of January 21, 1999 dated as of October 16, 2000, by and between the Registrant and Siemens Information and Communication Networks, Inc.

    27.1          Financial Data Schedule

-----------------

* Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-2 (Registration No. 333-31732).

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.