Form 10-Q/A
period 2000-06-30
ACCELERATED NETWORKS INC
filed 2001-05-08
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-Q/A

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

Item 1.  Financial Statements

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

         In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the quarterly period ended June 30, 2000 as further described in Note 2 -- Restatement of Financial Results of this Form 10-Q/A and in Note 14 of Notes to Consolidated Financial Statements -- Unaudited Quarterly Financial Data included in our Annual Report on Form 10-K for the year ended December 31, 2000. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         AS OF
                                                                               --------------------------
                                                                               As Restated
                                                                                 June 30,     December 31,
                                                                                  2000            1999
                                                                               -----------    -----------
                                  ASSETS                                        (unaudited)
Current assets:
   Cash and cash equivalents .............................................      $ 103,853       $ 15,207
   Accounts receivable, net of allowance for doubtful accounts of $314
      (2000) and $110 (1999) .............................................          6,344          3,277
   Amounts due from related party ........................................            613          1,104
   Inventories ...........................................................          4,479          3,811
   Prepaid and other current assets ......................................            514            296
                                                                                ---------       --------
     Total current assets ................................................        115,803         23,695
Property and equipment, net ..............................................          7,325          4,840
Other Assets .............................................................            171            143
                                                                                ---------       --------
     Total assets ........................................................      $ 123,299       $ 28,678
                                                                                =========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses .................................      $   7,823       $  3,567
   Accrued payroll .......................................................            924            756
   Capital lease obligations, current ....................................             12             28
   Credit facilities, current ............................................          2,230            884
   Deferred revenue ......................................................          1,839            219
                                                                                ---------       --------
     Total current liabilities ...........................................         12,828          5,454
Capital lease obligations, net of current portion ........................             10             13
Credit facilities, net of current portion ................................            209          1,919
                                                                                ---------       --------
     Total liabilities ...................................................         13,047          7,386
                                                                                ---------       --------

Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; authorized --
   5,000 (2000) and 31,946 (1999) shares; issued and outstanding --
   0 (2000) and 31,651 (1999) shares; liquidation preference of $0 (2000)
   $50,091 (1999) ........................................................             --         49,857

Stockholders' equity (deficit):
   Common stock, authorized -- 200,000 (2000) and 75,000 (1999); issued
      and outstanding -- 50,452 (2000) and 10,166 (1999) shares ..........             50            579
   Additional paid-in capital ............................................        184,554         13,481
   Deferred stock compensation ...........................................        (10,357)       (10,165)
   Accumulated deficit ...................................................        (63,995)       (32,460)
                                                                                ---------       --------
     Total stockholders' equity (deficit) ................................        110,252        (28,565)
                                                                                ---------       --------
     Total liabilities and stockholders' equity (deficit) ................      $ 123,299       $ 28,678
                                                                                =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   ------------------------     -------------------------
                                                   AS RESTATED                  AS RESTATED
                                                     JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                                       2000          1999           2000          1999
                                                     --------       -------       --------       -------
Net revenue (includes related party revenue of
   $487 and $3,283 for the three and six months
   ended June 30, 2000, respectively) .........      $  7,463       $ 1,245       $ 14,615       $ 1,245
Cost of revenue ...............................         5,130         1,167         10,217         1,167
                                                     --------       -------       --------       -------

Gross profit ..................................         2,333            78          4,398            78

Operating expenses
   Research and product development ...........         5,540         2,200          9,690         4,667
   Sales and marketing ........................         6,509         1,648         10,472         2,600
   General and administrative .................         1,325           420          2,119           809
   Amortization of deferred stock compensation          2,389           408          4,774           646
                                                     --------       -------       --------       -------

     Total operating expenses .................        15,763         4,676         27,055         8,722
                                                     --------       -------       --------       -------

Loss from operations ..........................       (13,430)       (4,598)       (22,657)       (8,644)

Other income (expense):
   Interest income ............................           689           387          1,130           599
   Interest expense ...........................           (69)           (9)          (125)          (20)
                                                     --------       -------       --------       -------

Loss before provision for income taxes ........       (12,810)       (4,220)       (21,652)       (8,065)

Provision for income taxes ....................            --            --              1            --
                                                     --------       -------       --------       -------

Net loss ......................................       (12,810)       (4,220)       (21,653)       (8,065)

Beneficial conversion feature .................            --            --         (9,882)           --
                                                     --------       -------       --------       -------

Net loss applicable to common stockholders ....      $(12,810)      $(4,220)      $(31,535)      $(8,065)
                                                     ========       =======       ========       =======

Basic and diluted net loss per share applicable
   to common stockholders .....................      $  (1.14)      $ (0.69)      $  (3.34)      $ (1.36)
Weighted-average shares outstanding used to
   compute basic and diluted net loss per share
   applicable to common stockholders ..........        11,213         6,153          9,438         5,923
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

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                               -------------------------
                                                                               AS RESTATED
                                                                                JUNE 30,        JUNE 30,
                                                                                  2000            1999
                                                                                ---------       --------
Operating activities:
   Net loss ..............................................................      $ (21,653)      $ (8,065)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .......................................          1,123            336
     Provision for bad debts .............................................            203             --
     Issuance of warrant to US WEST ......................................          1,385             --
     Amortization of deferred stock compensation .........................          4,774            646
     Changes in current assets and liabilities:
       Accounts receivable ...............................................         (2,780)        (1,217)
       Inventories .......................................................           (668)        (2,309)
       Prepaid and other current assets ..................................           (217)            88
       Other assets ......................................................            (28)          (118)
       Accounts payable and accrued expenses .............................          4,256          1,640
       Accrued payroll ...................................................            168            330
       Deferred revenue ..................................................          1,620             --
                                                                                ---------       --------
         Net cash used in operating activities ...........................        (11,817)        (8,669)

Investing activities:
   Purchase of available-for-sale securities .............................             --         (2,000)
   Maturity of available-for-sale securities .............................             --          7,954
   Purchase of property and equipment ....................................         (3,608)        (1,456)
                                                                                ---------       --------
         Net cash provided by (used in) investing activities .............         (3,608)         4,498

Financing activities:
   Proceeds from issuance of common stock, net ...........................         65,352             --
   Proceeds from issuance of redeemable convertible preferred stock, net .         38,425         29,939
   Proceeds from exercise of stock options, net of repurchases ...........            677             85
   Payments under capital lease obligations and credit facilities ........           (383)           (81)
   Proceeds from credit facilities .......................................             --            483
                                                                                ---------       --------
         Net cash provided by financing activities .......................        104,071         30,426
                                                                                ---------       --------
         Net increase (decrease) in cash and cash equivalents ............         88,646         26,225
Cash and cash equivalents at beginning of year ...........................         15,207          3,507
                                                                                ---------       --------
Cash and cash equivalents at end of year .................................      $ 103,853       $ 29,762
                                                                                =========       ========
Supplemental disclosure of noncash transactions:
   Conversion of preferred to common stock upon completion of initial
    public offering ......................................................      $  88,282       $     --
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

2.  RESTATEMENT OF FINANCIAL RESULTS

On April 5, 2001, the Audit Committee of the Company's Board of Directors authorized a full investigation by the Company, with the assistance of outside counsel and forensic accountants, into certain sales transactions with certain of the Company's significant customers. At that time, questions had arisen concerning a transaction with a customer which had been recorded as revenue in the second quarter of fiscal 2000 as to whether there may have been terms and conditions in addition to those reflected in the final sales documents. As a result of the investigation, the Company determined that $1.3 million of revenue recognized in the second quarter of 2000 in connection with sales to one of its customers should more appropriately be deferred and recognized on a sell-through basis.

Adjustments to the Company's reported results for the three- and six-months ended June 30, 2000 were as follows (in thousands):

             Deferral of revenue                         $ (1,307)
             Deferral of corresponding cost of revenue        562
                                                         --------
             Total increase in net loss                  $   (745)
                                                         ========




3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

4.  COMPLETION OF INITIAL PUBLIC OFFERING

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

5.  NET LOSS PER SHARE

         Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

         The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                       ----------------------       ----------------------
                                                         2000          1999           2000          1999
                                                       --------       -------       --------       -------
Numerator:
Net loss applicable to common stockholders ......      $(12,810)      $(4,220)      $(31,535)      $(8,065)
                                                       ========       =======       ========       =======
Denominator (Basic and diluted):
   Weighted-average common shares
     outstanding ................................        13,519         9,839         11,914         9,613
   Less weighted-average common shares
     subject to repurchase ......................        (2,306)       (3,686)        (2,476)       (3,690)
                                                       --------       -------       --------       -------
Weighted-average shares used to compute basic and
   diluted net loss per common share applicable
   to common stockholders .......................        11,213         6,153          9,438         5,923
                                                       ========       =======       ========       =======
Basic and diluted net loss per common share
   applicable to common stockholders ............      $  (1.14)      $ (0.69)      $  (3.34)      $ (1.36)


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
                                                   ======      ======      ======      ======

6.  INVENTORIES

Inventories consist of the following (in thousands):

                           JUNE 30, 2000        DECEMBER 31, 1999
                           -------------        -----------------
Raw materials ...........      $1,679                $1,735
Work-in-process .........       1,055                   710
Finished goods ..........       1,745                 1,366
                               ------                ------
                               $4,479                $3,811
                               ======                ======

7.  RELATED-PARTY TRANSACTIONS

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

8.  SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q/A contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q/A and similar discussions in our registration statement declared effective by the SEC on June 22, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

RESTATEMENT OF FINANCIAL RESULTS

         On April 5, 2001, the Audit Committee of the Company's Board of Directors authorized a full investigation by the Company, with the assistance of outside counsel and forensic accountants, into certain sales transactions with certain of the Company's significant customers. At that time, questions had arisen concerning a transaction with a customer which had been recorded as revenue in the second quarter of fiscal 2000 as to whether there may have been terms and conditions in addition to those reflected in the final sales documents. As a result of the investigation, the Company determined that $1.3 million of revenue recognized in the second quarter of 2000 in connection with sales to one of its customers should more appropriately be deferred and recognized on a sell-through basis. As a result, our financial results for the second quarter 2000 were materially restated (also see Note 2 of Notes to Consolidated Financial Statements - Restatement of Financial Results).

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

         We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Sales of our MSAP and carrier-class IAD products constituted approximately 58% and 42%, respectively, of our revenue for the year ended December 31, 1999 and 65% and 35%, respectively, of our revenue for the three months ended June 30, 2000. Since inception, we have incurred significant losses and as of June 30, 2000, we had an accumulated deficit of $64.0 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

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

         For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to CTC Communications Group, FirstWorld Communications and Siemens ICN accounted for approximately 54%, 20% and 16% of our revenue, respectively. For the three months ended June 30, 2000, sales to our three largest customers accounted for approximately 84% of our revenue, of which sales to Light Year Unidial, CTC Communications Group, and FirstWorld Communications accounted for approximately 42%, 27%, and 15% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and all of our sales have been made on the basis of individual purchase orders, rather than long-term commitments.

         We recognize revenue at the time products are shipped to our customers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue associated with multiple-element arrangements (products, upgrades, enhancements and post-contract support) are allocated to each element based on vendor-specific objective evidence. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such services have not been significant to date. Amounts billed in excess of revenue recognized are deferred and included as deferred revenue on the consolidated balance sheet. As of June 30, 2000, we had approximately $1,839,000 of deferred revenue. Although we have not generated any support, installation or training revenue to date, we plan to recognize support revenue ratably over the support period and installation and training revenue as services are performed. We generally warrant our products for one year after sale and provide for estimated future warranty costs at the time we recognize revenue.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

NET REVENUE

         We recognized net revenue of approximately $7.5 million for the three months ended June 30, 2000, which represented an increase of approximately $6.2 million, or 500%, from approximately $1.2 million for the three months ended June 30, 1999. We recognized net revenue of approximately $14.6 million for the six months ended June 30, 2000, which represented an increase of approximately $13.4 million, or 1074%, from approximately $1.2 million for the six months ended June 30, 1999. Net revenue for the three months ended June 30, 2000 was primarily derived from sales of our MSAP voice gateways and concentrators, which amounted to approximately $4.9 million, and from sales of our carrier-class IADs, which amounted to approximately $2.6 million. Net revenue from sales to our three largest customers accounted for approximately 84% of our net revenue for the three months ended June 30, 2000.

COST OF REVENUE

         Cost of revenue for the three months ended June 30, 2000 was approximately $5.1 million, which represented an increase of approximately $3.9 million, or 340%, from approximately $1.2 million for the three months ended June 30, 1999. Cost of revenue for the six months ended June 30, 2000 was approximately $10.2 million, which represented an increase of approximately $9.1 million, or 775%, from approximately $1.2 million for the six months ended June 30, 1999. Cost of revenue in the three months ended June 30, 2000 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, inventory reserves and assembly costs. As a percentage of net revenue, cost of revenue for the three months ended June 30, 2000 was approximately 69%. We expect that our cost of revenue will increase in absolute dollars in future periods but will vary as a percentage of net revenue depending on the mix and average selling prices of products sold.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

         Research and product development expenses for the three months ended June 30, 2000 were approximately $5.5 million, which represented an increase of approximately $3.3 million, or approximately 150%, from approximately $2.2 million for the three months ended June 30, 1999. Research and product development expenses for the six months ended June 30, 2000 were approximately $9.7 million, which represented an increase of approximately $5.0 million, or approximately 106%, from approximately $4.7 million for the six months ended June 30, 1999. This increase was primarily a result of additional personnel costs, higher design and prototype expenses and higher costs of using our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three months ended June 30, 2000 were approximately 66%. Research and development expenditures are essential to our future success and we expect that these expenses will significantly increase in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three months ended June 30, 2000 were approximately $6.5 million, which represented an increase of approximately $4.9 million, or approximately 295%, from approximately $1.6 million for the three months ended June 30, 1999. Sales and marketing expenses for the six months ended June 30, 2000 were approximately $10.5 million, which represented an increase of approximately $7.9 million, or approximately 304%, from approximately $2.6 million for the six months ended June 30, 1999. The increase was primarily attributable to our expanded efforts to sell and market our MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs, commission expenses, demonstration equipment costs and a one-time charge for the fair value of a warrant issued to US WEST Internet Ventures, Inc. We expect sales and marketing expenses to significantly increase in future periods as we continue to expand our domestic and international sales and marketing efforts.

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

         We used approximately $11.8 million in cash for operating activities for the six months ended June 30, 2000, an increase of approximately $3.1 million, or 36%, from the approximately $8.7 million used for operating activities for the six months ended June 30, 1999. The increase was primarily due to an increase in our net loss from approximately $8.1 million for the six months ended June 30, 1999 to approximately $21.7 million for the six months ended June 30, 2000, and an increase in accounts receivable of approximately $2.8 million for the six months ended June 30, 2000 partially offset by increased non-cash charges of approximately $6.5 million, an increase in accounts payable and accrued expenses of $4.3 million, and an increase in deferred revenue of $1.6 million for the six months ended June 30, 2000.

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

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

         We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section and the disclosure elsewhere in this Form 10-Q/A.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of June 30, 2000, we had an accumulated deficit of approximately $64.0 million. Although our net revenue has grown from zero for the quarter ended March 31, 1999 to approximately $7.5 million for the quarter ended June 30, 2000 and approximately $8.5 million for the year ended December 31, 1999, our net revenue may not continue to grow in the future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

         Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, or if a customer cancels or delays an order. Sales to CTC Communications Group, FirstWorld Communications and Siemens ICN, accounted for approximately 54%, 20% and 16% of our total revenue, respectively, for the year ended December 31, 1999 and sales to Light Year Unidial, CTC Communications Group, and FirstWorld Communications accounted for approximately 42%, 27% and 15% of our total revenue, respectively, for the quarter ended June 30, 2000. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                   3.1*         Amended and Restated Certificate of Incorporation of the Registrant

                   3.2*         Amended and Restated Bylaws of the Registrant

                  10.1*(1)      Memorandum of Understanding dated as of May 10, 2000, by and between the Registrant and U S WEST !nterprise America, Inc.

                  10.2*(1)      Common Stock Subscription Agreement dated as of May 15, 2000, by and between the
                                Registrant and U S West Internet Ventures, Inc.

                  10.3*(1)      Agreement for Purchase of Products dated as of May 15, 2000, by and between the
                                Registrant and Siemens AG

                  27.1          Financial Data Schedule

         -----------------------
          * incorporated by reference to Exhibits 3.1, 3.2, 10.30, 10.31, and 10.32, respectively, to Registrant's Form S-1 (Registration No. 333-31732).

         (1) Previously filed with the Form 10-Q on August 14, 2000.

         (b)      REPORTS OF FORM 8-K

                  No such reports were filed during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACCELERATED NETWORKS, INC.
                                        (Registrant)



                                        By: /s/ H. MICHAEL HOGAN III
                                            ------------------------------------
                                            H. Michael Hogan III
                                            Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)


Dated: May 8, 2001

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

      3.2*         Amended and Restated Bylaws of the Registrant

     10.1*         Memorandum of Understanding dated as of May 10, 2000, by and between the Registrant and U S WEST !nterprise America, Inc.

     10.2*         Common Stock Subscription Agreement dated as of May 15, 2000, by and between the
                   Registrant and U S West Internet Ventures, Inc.

     10.3*         Agreement for Purchase of Products dated as of May 15, 2000, by and between the
                   Registrant and Siemens AG

     27.1          Financial Data Schedule

--------------
*  incorporated by reference to Exhibits 3.1, 3.2, 10.30, 10.31 and 10.32, respectively, to Registrant's Form S-1 (Registration No. 333-31732).

