Form 10-Q/A
period 2000-09-30
ACCELERATED NETWORKS INC
filed 2001-05-08
CIK 1108185

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


     In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the quarterly period ended June 30, 2000 as further described in Note 2 -- Restatement of Financial Results of this Form 10-Q/A and in Note 14 of Notes to Consolidated Financial Statements -- Unaudited Quarterly Financial Data included in our Annual Report on Form 10-K for the year ended December 31, 2000. While the transactions giving rise to the restatement had no impact on the previously reported results of operations for the three months ended September 30, 2000, the adjustment had a cumulative effect on the previously reported results of operations for the nine months ended September 30, 2000. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             AS OF
                                                                                  ---------------------------------
                                                                                   AS RESTATED
                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      2000                 1999
                                                                                  -------------       -------------
                                  ASSETS                                           (unaudited)
Current assets:
   Cash and cash equivalents ................................................      $  86,727            $  15,207
   Accounts receivable, net of allowance for doubtful accounts of $732
      (2000) and $110 (1999) ................................................          8,920                3,277
   Amounts due from related party ...........................................          4,930                1,104
   Inventories ..............................................................          4,558                3,811
   Prepaid and other current assets .........................................          1,231                  296
                                                                                   ---------            ---------
     Total current assets ...................................................        106,366               23,695
Property and equipment, net .................................................          7,615                4,840
Other Assets ................................................................            187                  143
                                                                                   ---------            ---------
       Total assets .........................................................      $ 114,168            $  28,678
                                                                                   =========            =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses ....................................      $   6,285            $   3,567
   Accrued payroll ..........................................................          1,580                  756
   Capital lease obligations, current .......................................              9                   28
   Credit facilities, current ...............................................             88                  884
   Deferred revenue .........................................................          2,640                  219
                                                                                   ---------            ---------
       Total current liabilities ............................................         10,602                5,454
Capital lease obligations, net of current portion ...........................              8                   13
Credit facilities, net of current portion ...................................            186                1,919
                                                                                   ---------            ---------
     Total liabilities ......................................................         10,796                7,386
                                                                                   ---------            ---------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; authorized --
   5,000 (2000) and 31,946 (1999) shares; issued and outstanding -- 0 (2000)
   and 31,651 (1999) shares; liquidation preference of $0 (2000) and
   $50,091 (1999) ...........................................................           --                 49,857
Stockholders' equity (deficit):
   Common stock, authorized -- 200,000 (2000) and 75,000 (1999); issued
      and outstanding -- 50,352 (2000) and 10,166 (1999) shares .............             50                  579
   Additional paid-in capital ...............................................        184,619               13,481
   Deferred stock compensation ..............................................         (8,310)             (10,165)
   Accumulated deficit ......................................................        (72,987)             (32,460)
                                                                                   ---------            ---------
       Total stockholders' equity (deficit) .................................        103,372              (28,565)
                                                                                   ---------            ---------
       Total liabilities and stockholders' equity (deficit) .................      $ 114,168            $  28,678
                                                                                   =========            =========



The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        -------------------------------     ------------------------------
                                                                                             AS RESTATED
                                                        SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                            2000               1999             2000             1999
                                                        -------------      -------------    -------------    -------------
Net revenue (includes related party revenue of
   $4,034 and $7,317 for the three and nine months ...   $                 $                 $                 $
   ended September 30, 2000, respectively) ...........     11,567             2,883            26,182             4,128
Cost of revenue ......................................      7,805             2,478            18,022             3,645
                                                         --------          --------          --------          --------
Gross profit .........................................      3,762               405             8,160               483

Operating expenses
   Research and product development ..................      5,704             3,280            15,394             7,947
   Sales and marketing ...............................      5,101             1,963            15,573             4,563
   General and administrative ........................      1,189               462             3,308             1,271
   Amortization of deferred stock compensation .......      2,246               661             7,020             1,307
                                                         --------          --------          --------          --------
     Total operating expenses ........................     14,240             6,366            41,295            15,088
                                                         --------          --------          --------          --------
Loss from operations .................................    (10,478)           (5,961)          (33,135)          (14,605)

Other income (expense):
   Interest income ...................................      1,505               326             2,636               925
   Interest expense ..................................        (19)              (13)             (145)              (33)
                                                         --------          --------          --------          --------
Loss before provision for income taxes ...............     (8,992)           (5,648)          (30,644)          (13,713)

Provision for income taxes ...........................       --                --                   1              --
                                                         --------          --------          --------          --------
Net loss .............................................     (8,992)           (5,648)          (30,645)          (13,713)

Beneficial conversion feature ........................       --                --              (9,882)             --
                                                         --------          --------          --------          --------
Net loss applicable to common stockholders ...........   $ (8,992)         $ (5,648)         $(40,527)         $(13,713)
                                                         ========          ========          ========          ========

Basic and diluted net loss per share applicable
   to common stockholders ............................   $  (0.19)         $  (0.85)         $  (1.48)         $  (2.22)
Weighted-average shares outstanding used to
   compute basic and diluted net loss per share
   applicable to common stockholders .................     48,535             6,661            27,430             6,169
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

                           ACCELERATED NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                              -----------------------------------
                                                                                AS RESTATED
                                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   2000                  1999
                                                                              ---------------       --------------
Operating activities:
   Net loss ..............................................................      $ (30,645)           $ (13,713)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .......................................          1,859                  635
     Provision for bad debts .............................................            622                 --
     Issuance of warrant to US WEST ......................................          1,385                 --
     Amortization of deferred stock compensation .........................          7,020                1,307
     Changes in current assets and liabilities:
       Accounts receivable ...............................................        (10,091)              (2,440)
       Inventories .......................................................           (747)              (2,391)
       Prepaid and other current assets ..................................           (935)                 (74)
       Other assets ......................................................            (44)                (142)
       Accounts payable and accrued expenses .............................          2,718                1,991
       Accrued payroll ...................................................            824                  374
       Deferred revenue ..................................................          2,421                  145
                                                                                ---------            ---------
         Net cash used in operating activities ...........................        (25,613)             (14,308)

Investing activities:
   Purchase of available-for-sale  securities ............................           --                 (2,000)
   Maturity of available-for-sale  securities ............................           --                  7,954
   Purchase of property and equipment ....................................         (4,634)              (3,097)
                                                                                ---------            ---------
         Net cash provided by (used in) investing activities .............         (4,634)               2,857

Financing activities:
   Proceeds from issuance of common stock, net ...........................         65,286                 --
   Proceeds from issuance of redeemable convertible preferred stock, net .         38,425               29,939
   Proceeds from exercise of stock options, net of repurchases ...........            609                  286
   Payments under capital lease obligations and credit facilities ........         (2,553)                (380)
   Proceeds from credit facilities .......................................           --                  2,043
                                                                                ---------            ---------
         Net cash provided by financing activities .......................        101,767               31,888
                                                                                ---------            ---------
         Net increase (decrease) in cash and cash equivalents ............         71,520               20,437
Cash and cash equivalents at beginning of period .........................         15,207                3,507
                                                                                ---------            ---------

Cash and cash equivalents at end of period ...............................      $  86,727            $  23,944
                                                                                =========            =========
Supplemental disclosure of noncash transactions:
   Conversion of preferred to common stock upon completion of initial
     public offering .....................................................      $  88,282            $    --
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

Adjustments to the Company's reported results for the nine months ended September 30, 2000 were as follows (in thousands):

             Deferral of revenue                                $ (1,307)
             Deferral of corresponding cost of revenue               562
                                                                --------
             Total increase in net loss                         $   (745)
                                                                ========


These adjustments had no impact on the previously reported results of operations for the three months ended September 30, 2000.


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

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ----------------------------        ----------------------------
                                                                                            AS RESTATED
                                                            2000             1999               2000              1999
                                                        -----------         --------        -----------         --------
Numerator:
Net loss applicable to common stockholders ..........     $ (8,992)         $ (5,648)         $(40,527)         $(13,713)
Denominator (Basic and diluted):
   Weighted-average common shares
     outstanding ....................................       50,398            10,068            29,701             9,765
                                                          ========          ========          ========          ========
   Less weighted-average common shares
     subject to repurchase ..........................       (1,863)           (3,407)           (2,271)           (3,596)
                                                          --------          --------          --------          --------
Weighted-average shares used to compute basic and
   diluted net loss per common share applicable
   to common stockholders ...........................       48,535             6,661            27,430             6,169
                                                          ========          ========          ========          ========

Basic and diluted net loss per common share
   applicable to common stockholders ................     $  (0.19)         $  (0.85)         $  (1.48)         $  (2.22)



The following table presents the common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ---------------------             ---------------------
                                                               2000             1999             2000             1999
                                                               ----             ----             ----             ----
Weighted-average common stock equivalents:

   Series A preferred stock ...........................         --             11,220             5,497         11,220
   Series B preferred stock ...........................         --             11,585             5,676         11,585
   Series C preferred stock ...........................         --              8,846             4,334          7,076
   Series D preferred stock ...........................         --               --               1,371           --
   Unvested shares of common stock subject to
     repurchase .......................................        1,863            3,407             2,271          3,596
   Warrants ...........................................          229             --                 102           --
   Stock options.......................................        6,446            3,157             5,111          2,690
                                                               -----           ------            ------         ------
                                                               8,538           38,215            24,362         36,167
                                                               -----           ------            ------         ------

6.  INVENTORIES

Inventories consist of the following (in thousands):


                                                                         SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                         ------------------       -----------------
Raw materials....................................................           $   1,206               $    1,735
Work-in-process..................................................                 698                      710
Finished goods...................................................               2,654                    1,366
                                                                            ---------               ----------
                                                                            $   4,558               $    3,811
                                                                            =========               ==========

7.  RELATED-PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This report on Form 10-Q/A contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q/A and similar discussions in our registration statement declared effective by the SEC on June 22, 2000 and our subsequent report on Form 10-Q/A filed with the SEC on May 8, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

RESTATEMENT OF FINANCIAL RESULTS

     On April 5, 2001, the Audit Committee of the Company's Board of Directors authorized a full investigation by the Company, with the assistance of outside counsel and forensic accountants, into certain sales transactions with certain of the Company's significant customers. At that time, questions had arisen concerning a transaction with a customer which had been recorded as revenue in the second quarter of fiscal 2000 as to whether there may have been terms and conditions in addition to those reflected in the final sales documents. As a result of the investigation, the Company determined that $1.3 million of revenue recognized in the second quarter of 2000 in connection with sales to one of its customers should more appropriately be deferred and recognized on a sell-through basis. As a result, our financial results for the nine months ended September 30, 2000 were materially restated (also see Note 2 of Notes to Consolidated Financial Statements - Restatement of Financial Results).

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

     We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Sales of our MSAP and carrier-class IAD products constituted approximately 58% and 42%, respectively, of our revenue for the year ended December 31, 1999 and 37% and 63%, respectively, of our revenue for the three months ended September 30, 2000. Since inception, we have incurred significant losses and as of September 30, 2000, we had an accumulated deficit of $73.0 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

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

     We recognize revenue at the time products are shipped to our customers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue associated with multiple-element arrangements (products, upgrades, enhancements and post-contract support) are allocated to each element based on vendor-specific objective evidence. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such services have not been significant to date. Amounts billed in excess of revenue recognized are deferred and included as deferred revenue on the consolidated balance sheet. As of September 30, 2000, we had approximately $2.6 million of deferred revenue. Although we have not generated any significant support, installation or training revenue to date, we plan to recognize support revenue ratably over the support period and installation and training revenue as services are performed. We generally warrant our products for one year after sale and provide for estimated future warranty costs at the time we recognize revenue.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUE

     We recognized net revenue of approximately $11.6 million for the three months ended September 30, 2000, which represented an increase of approximately $8.7 million, or 303%, from approximately $2.9 million for the three months ended September 30, 1999. We recognized net revenue of approximately $26.2 million for the nine months ended September 30, 2000, which represented an increase of approximately $22.1 million, or 534%, from approximately $4.1 million for the nine months ended September 30, 1999. These increases were primarily attributable to increased sales of both our MSAP voice gateways and concentrators and our carrier-class IAD'S. Net revenue for the three months ended September 30, 2000 was primarily derived from sales of our MSAP voice gateways and concentrators, which amounted to approximately $4.3 million, and from sales of our carrier-class IADs, which amounted to approximately $7.3 million.

COST OF REVENUE

     Cost of revenue for the three months ended September 30, 2000 was approximately $7.8 million, which represented an increase of approximately $5.4 million, or 216%, from approximately $2.5 million for the three months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 was approximately $18.0 million, which represented an increase of approximately $14.4 million, or 394%, from approximately $3.6 million for the nine months ended September 30, 1999. These increases were primarily a result of increased sales of our products. Cost of revenue in the three months ended September 30, 2000 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, inventory reserves and assembly costs. As a percentage of net revenue, cost of revenue for the three months ended September 30, 2000 was approximately 67%. We expect that our cost of revenue will increase in absolute dollars in future periods but will vary as a percentage of net revenue depending on the mix and average selling prices of products sold.

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

     We used approximately $25.6 million in cash for operating activities for the nine months ended September 30, 2000, an increase of approximately $11.3 million, or 79%, from the approximately $14.3 million used for operating activities for the nine months ended September 30, 1999. The increase was primarily due to an increase in our net loss from approximately $13.7 million for the nine months ended September 30, 1999 to approximately $30.6 million for the nine months ended September 30, 2000, and an increase in accounts receivable of approximately $10.1 million for the nine months ended September 30, 2000 partially offset by increased non-cash charges of approximately $8.9 million, an increase in accounts payable and accrued expenses of $2.8 million, and an increase in deferred revenue of $2.4 million for the nine months ended September 30, 2000.

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

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

     We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Quarterly Report on Form 10-Q/A filled with the SEC on May 8, 2001 and in our registration statement on Form S-1 declared effective by the SEC on June 22, 2000.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of September 30, 2000, we had an accumulated deficit of approximately $73.0 million. Although our net revenue has grown from zero for the quarter ended March 31, 1999 to approximately $8.5 million for the year ended December 31, 1999 and approximately $11.6 million for the quarter ended September 30, 2000, our net revenue may not continue to grow in the future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

     Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, or if a customer cancels or delays an order. Sales to CTC Communications Group, FirstWorld Communications and Siemens ICN, accounted for approximately 54%, 20% and 16% of our total revenue, respectively, for the year ended December 31, 1999 and sales to CTC Communications Group, Siemens ICN, and Light Year Unidial accounted for approximately 44%, 34%, and 21% of our total revenue, respectively, for the quarter ended September 30, 2000. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        3.1*        Amended and Restated Certificate of Incorporation of the
                    Registrant

        3.2*        Amended and Restated Bylaws of the Registrant

        10.1+(1) Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc.

        10.2(1) Amendment No.1 to that certain Agreement for Purchase of Products -OEM Agreement dated as of January 21, 1999 dated as of October 16, 2000, by and between the Registrant and Siemens Information and Communication Networks, Inc.

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

     (1)  Previously filed with the Form 10-Q on November 14, 2000.


     (B) REPORTS OF FORM 8-K

          No such reports were filed during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACCELERATED NETWORKS, INC.
                                 (Registrant)



                                  By: /s/ H. MICHAEL HOGAN III
                                      -------------------------------------
                                      H. Michael Hogan III
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)



Dated: May 8, 2001

                                 EXHIBIT INDEX


Exhibit Number                        Description
--------------                        -----------

     3.1*         Amended and Restated Certificate of Incorporation of the
                  Registrant

     3.2*         Amended and Restated Bylaws of the Registrant

    10.1+(1) Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc.

    10.2(1) Amendment No.1 to that certain Agreement for Purchase of Products -OEM Agreement dated as of January 21, 1999 dated as of October 16, 2000, by and between the Registrant and Siemens Information and Communication Networks, Inc.

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

(1)  Previously filed with the Form 10-Q on November 14, 2000.