Form 10-K405
period 2000-12-31
ACCELERATED NETWORKS INC
filed 2001-05-08
CIK 1108185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-30741

                           ACCELERATED NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                      77-0442752
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 301 SCIENCE DRIVE, MOORPARK, CALIFORNIA 93021
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 553-9680
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing sale price of March 30, 2001, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on such date was approximately $33,012,036. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding common stock are deemed to be affiliates.

     As of March 30, 2001, the number of shares outstanding of the registrant's common stock was 50,530,972.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or portions thereof) are incorporated by reference into this Form 10-K: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ACCELERATED NETWORKS, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                            PAGE
                                                                            ----
PART I..................................................................      1
  Item 1.   Business....................................................      1
  Item 2.   Properties..................................................     15
  Item 3.   Legal Proceedings...........................................     15
  Item 4.   Submission of Matters to a Vote of Security Holders.........     16

PART II.................................................................     16
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................     16
  Item 6.   Selected Consolidated Financial Data........................     17
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     19
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................     40
  Item 8.   Financial Statements and Supplementary Data.................     40
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     40

PART III................................................................     41
  Item 10.  Directors and Executive Officers of the Registrant..........     41
  Item 11.  Executive Compensation......................................     43
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     46
  Item 13.  Certain Relationships and Related Transactions..............     48

PART IV.................................................................     50
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     50

     In this report, "Accelerated Networks," "Accelerated," "we," "us" and "our" collectively refers to Accelerated Networks, Inc. and its wholly-owned subsidiaries.

     This report on Form 10-K and our annual report contain forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of
Part II, Item 7 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We develop and market telecommunications products that enable the bundling of voice and data services over a single broadband access network. Our multiservice broadband access products are designed to allow our customers to efficiently and cost-effectively deliver and manage multiple voice and data services using various broadband access technologies, including digital subscriber line, or DSL, copper-line technologies such as Tl and NxTl, and higher bandwidth technologies such as DS3 and fiber optic OC-3. Our comprehensive family of multiservice broadband access products include our point of presence, or POP, located multi-service access platform, or MSAP, voice gateways, central office or MTU located MSAP, DSL and T1 concentrators, customer located carrier-class integrated access devices, or IADs, and a software-based element management system. Our multiservice broadband access products are designed to facilitate interoperability with different types of equipment deployed in service provider networks and comply with relevant industry standards. We believe this allows for efficient and seamless installation and provides our customers with greater flexibility in designing and deploying their networks. Our target customers are competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telecommunication service providers.

INDUSTRY BACKGROUND

  The growing need for high-speed broadband communications

     In the last few years, the volume of data traffic over the Internet and private communications networks has grown significantly, fueled by increasing numbers of users and continued proliferation of Internet-based applications such as e-commerce. In addition to e-commerce, business usage of the Internet for applications such as supply chain management, Web hosting, remote access for telecommuters, virtual private networks, or VPNs, and other services has generated a significant amount of traffic for the existing communications infrastructure.

     In an effort to meet this expected growth in data traffic, many service providers have made significant investments in fiber optic core network infrastructure to improve bandwidth and speed in the Internet backbone. Similarly, many businesses have made significant investments to increase the capacity of their premises' data network infrastructure. However, an access bottleneck still exists between the ends of the fiber optic networks at telephone companies' central offices and the customer premises. This segment of the network, generally connected through the existing copper-pair infrastructure, is commonly known as the "last mile."

  Evolution of broadband access technologies

     Historically, the telecommunications industry in the United States and internationally was highly regulated, with both local and long distance service providers operating as monopolies. In the U.S., ILECs had a monopoly on the last mile and primarily offered T1 and Integrated Services Digital Network, or ISDN, services to address their customers' needs for high speed connectivity. A Tl line is a phone connection supporting voice or data traffic at high speeds, and ISDN is a communication standard for sending voice, video and data on digital or normal telephone lines. Although T1 technology helped to fill the need for broadband access for large businesses, which used leased Tl lines as a means to create intra-enterprise private communications networks, it was not widely adopted by small and medium size businesses, telecommuters and residential users, largely because of its high cost. Analog dial-up modems and ISDN terminal adapters are also limiting because of their lower access-speeds. To address these issues, service providers are continuing to take advantage of new technologies such as DSL to offer cost-effective broadband access to their customers. DSL technologies use sophisticated schemes to pack data onto copper wires, and are sometimes referred to as last-mile technologies because they are used only for connections from a telephone switching station to a home or office. In addition, declining costs have now made T1 services a viable means for service providers to deliver broadband access to medium-size business customers as well.

  The competitive telecommunications environment

     Two broad trends in the telecommunications industry are converging, resulting in a new type of service provider: the integrated communications provider, or ICP. The first trend began long before the 1996 Telecommunications Reform Act and resulted in competitive access providers, which are now referred to as "first generation" CLECs. Historically, these CLECs have primarily focused on delivering voice services to large and medium-size business customers and, consequently, generally have designed their access networks to deliver a single service, such as voice, over a single access facility, such as a T1 line. As a result, these CLECs often had to use parallel access networks, one for delivering voice traffic and the other for data traffic, in order to provide their customers with both voice and data services. While these CLECs could offer competitive pricing relative to ILECs, heightened competition and increased price pressure, coupled with the high underlying cost of maintaining parallel access networks, has made it increasingly difficult for CLECs to compete.

     The second trend began subsequent to the 1996 Telecommunications Reform Act and resulted in a new type of CLEC commonly called a "data CLEC" or a "second generation" CLEC. Data CLECs primarily constructed DSL-based access networks initially intended for the delivery of a single service -high speed Internet access -- to residential and business customers. Data CLECs typically lease the copper-pair infrastructure from ILECs, add DSL functionality, and sell broadband access on a wholesale basis to Internet service providers, or ISPs, which then market this access to end customers. Data CLECs are also finding it difficult to compete in this market only having a single service to offer their customers.

     Many first generation CLECs need to consolidate their voice and data access networks, currently used to deliver multiple services, in order to reduce costs and compete more effectively. Data CLECs in turn, having built out a significant nationwide DSL footprint, need to augment their revenue from Internet access to residential customers by targeting business customers with multiservice bundles. We believe the competitive dynamics discussed above are driving first generation CLECs and data CLECs towards becoming integrated communications providers. We also believe that incumbent and competitive telecommunication service providers understand the benefits of and are planning to offer multiple voice and data services over a single broadband facility.

  The need for multiservice broadband access solutions

     We believe that service providers must be able to cost-effectively bundle multiple voice and data services over a single broadband access network in order to compete more effectively. More specifically, we believe that these service providers require multiservice broadband access solutions that:

     - allow for the delivery of a rich set of bundled voice and data services over a single broadband access facility;

     - enable rapid deployment of additional services;

     - provide a high degree of reliability and scalability;

     - support multiple broadband access technologies;

     - provide for ease of management; and

     - interoperate with other network elements through industry standards.

THE ACCELERATED NETWORKS SOLUTION

     We develop and market multiservice broadband access solutions that enable service providers to deliver and manage a variety of voice and data services efficiently and cost-effectively over a single broadband access network. We offer a wide range of products, including our MSAP voice gateways, MSAP concentrators, a family of carrier-class IADs and a software-based element management system, which enable service providers to offer their end users fully integrated, high-quality voice and data services. Using our products, service providers can leverage emerging technologies, such as delivering voice over digital subscriber line, or VoDSL, and enabling frame relay over digital subscriber line, or FRoDSL, over a single broadband access facility.

  Enable each set of bundled services

     Our multiservice broadband access products are designed to enable service providers to efficiently and cost-effectively provide their end-users with a broad range of voice and data services, including high speed Internet access, local dial tone, long distance voice, frame relay access, voice and data virtual private networks, or VPNs. Our multiservice broadband access products enable service providers to deliver these services over a single broadband access facility, using either DSL, Tl, NxTl, DS3 or OC-3 technologies, instead of having to use parallel networks for their voice and data traffic. As a result, service providers are able to reduce their total network costs. In addition, because our multiservice broadband access products facilitate the bundling of multiple voice and data services, service providers are better able to differentiate themselves by offering tailored services and a single point of contact to their customers, ultimately helping to increase their revenue and reduce their customer churn.

  Facilitate rapid deployment of additional services

     Our multiservice broadband access products enable service providers to deploy services to their customers more quickly than is currently possible using traditional access products. Our multiservice broadband access products enable service providers to meet their customers' initial voice and/or data needs and allow for efficient and cost-effective provisioning of additional voice and data services as their customers' demands change. In addition, AccessPilot, our software-based element management system, allows service providers to remotely "turn on" services to their customers from a central location.

  Broaden service provider target market

     Our multiservice broadband access products are designed to enable service providers to cost-effectively address the needs of multiple target markets. These target markets include large, medium and small businesses, branch offices, remote offices, small office/home office and telecommuters. In particular, we offer service providers a broad range of carrier-class IADs, each with varying features and functionality, which enable them to better address the bandwidth, service and other requirements of their customers. In addition, because our carrier-class IADs support the delivery of bundled voice and data services over DSL, T1, NxT1, DS3 and OC-3 access technologies, our products enable service providers to effectively extend their service reach.

  Enhance reliability and scalability

     Our MSAP voice gateways and MSAP concentrators have been certified to be compliant with Telcordia Technologies Network Equipment Building System, or NEBS Level 3, an industry standard for equipment deployed in central office locations, which is a requirement for their deployment in carrier central office locations. In addition, because our customers are delivering mission-critical services such as toll-quality local and long distance voice to their customers, we have designed our products to comply with rigorous industry standards for reliability. Our multiservice broadband access products are also highly modular and flexible, providing a migration path for service providers to scale their networks as their customers' requirements evolve.

  Enhance network flexibility by interoperating with other network elements

     Our multiservice broadband access products are designed to interoperate with different types of equipment deployed in service provider networks, such as Class 5 voice switches, DSL access multiplexers, or DSLAMs, asynchronous transfer mode, or ATM, switches and customer premises equipment, or CPE. We conduct interoperability testing with Lucent, Nortel and Siemens AG for their Class 5 voice switches, ADC PairGain, Lucent, Nokia, Nortel and Paradyne for their DSLAMs, and Efficient Networks for their CPE, to enhance the continued end-to-end functionality of our solutions. In addition, we have performed in-house interoperability testing of our products with a number of ATM switch products from Alcatel, Cisco, Lucent and Marconi Communications. We believe that our products comply with relevant industry standards, allowing for efficient and seamless installation and providing our customers with greater flexibility in designing and deploying their networks.

THE ACCELERATED NETWORKS STRATEGY

     Our objective is to become the leading provider of multiservice broadband access solutions. Our current strategy to achieve this objective includes the following key elements; however, we have recently engaged Regent Pacific Management Corporation ("Regent Pacific") to fill several senior executive and management positions, including the Chief Executive Officer and Chief Financial Officer (See "Recent Events" in Item 7). Regent Pacific. This new management is in the process of working with existing management to develop and implement an operating plan to improve our overall performance; as such, this plan may include significant deviations or revisions from the elements described below.

  Enhance our technology leadership

     We believe we are the only telecommunications equipment vendor offering an architecturally homogeneous multiservice broadband access solution comprised of our POP MSAP voice gateways, central office or MTU-located MSAP concentrators and customer-located carrier-class IADs. We utilize a common hardware and software architecture across all three product families. We believe this enhances our ability to rapidly implement new features and functionality across our entire product line. While we currently intend to exploit this advantage by continuing to conduct research and development on all three product families comprising our complete multiservice broadband access solution, we may decide to focus on new or different product lines to address our customers needs and changing market conditions.

     We further believe that the individual network elements most critical to deploying multiple broadband access services are those at either "edge" of the broadband access network: POP voice gateways and customer-located IADs. As a result, we expect to continue to expand our technological leadership in these two product areas. We believe this will help us create significant barriers to entry for emerging competitors as well as established telecommunications equipment vendors.

  Expand our domestic customer base

     To date, substantially all of our domestic sales have been to CLECs and IXCs. While we intend to increase our sales to our existing customers as they continue to expand their networks and service offerings, we also believe there is a significant opportunity to sell to other voice and data CLECs and IXCs, as well as to ILECs and RBOCs, as they continue to migrate toward a multiservice broadband access strategy. We intend to increase our sales by leveraging our relationships with current customers and by further developing our distribution channels. We also plan to continue to work closely with current and potential customers to implement enhancements to our current products, as well as to design future products that specifically meet their evolving needs.

  Capitalize on international opportunities

     Many telecommunications service providers outside the U.S. are beginning to deploy multiservice broadband access networks. We believe these international markets present substantial opportunities, and we plan to expand our development, sales and marketing efforts accordingly. We have initially pursued international markets by developing country-specific distribution relationships, leveraging existing and entering into new OEM relationships, and establishing an international direct sales force. We are currently focusing those efforts in Canada, Europe and Asia and opened a sales office in Belgium in October 2000. We have invested and intend to continue to invest in research and development to design products that meet international standards requirements. For instance, we plan to introduce in the second half of 2001 versions of our IADs and MSAP gateways with additional features required for some international markets, and we plan at that time to support v5.2 standard switch signaling. We also plan to continue to develop relationships with service providers and equipment manufacturers to facilitate rapid product development and deployment in these markets.

  Broaden our distribution channels

     We plan to extend our distribution channels to meet the demand for multiservice broadband access equipment. We intend to selectively pursue additional OEMs, distributors, resellers and network integrators to increase the penetration of our products in new and existing markets, both domestically and internationally. OEMs, distributors, resellers and network integrators are an integral part of our worldwide distribution strategy because we believe that, in conjunction with our direct sales force, they will help identify new sales prospects, sell our products as part of a complete solution, and customize and integrate our products into service provider networks.

  Continue to pursue and leverage strategic relationships

     We believe that establishing strategic relationships with companies whose business models and competencies complement our own will enable us to more effectively penetrate various market segments and offer our customers additional high-quality and value-added solutions. We plan to continue actively working with our customers and other equipment vendors to ensure interoperability with equipment installed in their networks, as well as equipment that is currently being developed. We also plan to work with our customers and equipment manufacturers to develop and promote new standards so that our products will continue to be interoperable with future network equipment.

  Facilitate deployment of multiservice broadband access networks

     We believe that helping our customers design and provide competitive multiservice voice and data offerings will facilitate rapid adoption of products required to deliver such services. We plan to continue to collaborate with our customers to assist them in the design, engineering, and deployment of their multiservice broadband access networks. Toward this end, we developed a professional services organization specifically designed to help our customers, especially CLECs, to successfully and rapidly deploy multiservice broadband access networks. We also plan to assist our service provider customers in marketing bundled voice and data services to their customers.

PRODUCTS

     We offer a family of multiservice broadband access products that enable efficient and cost-effective delivery of voice and data services over a single broadband access network. Our products address service provider requirements in three related areas within the broadband access network: the POP, the central office, and the customer premises. In addition, we complete our multiservice broadband access solution with a software-based element management system.

  MSAP Voice Gateways

     Our MSAP voice gateways are located at service provider POPs or switching centers. Our MSAP voice gateways receive streams of voice packets from central offices and convert the packetized voice traffic into the format expected by public switch telephone network, or PSTN, voice switches. Our MSAP voice gateways then deliver the converted voice traffic to the appropriate PSTN voice switch. These PSTN voice switches may be Class 5 local exchange switches, Class 3 or 4 long distance switches, or emerging packetized soft switches. For Class 5 switches, we use GR-303 signaling, which allows switch ports to be cost-effectively over-subscribed. For Class 3 and 4 voice switches, we use T1 channel associated signaling.

     Our MSAP voice gateways are NEBS-compliant, redundant, chassis-based systems that provide high-density voice switch connectivity. We currently support 144 channelized T1 interfaces in a single chassis and 576 channelized T1 interfaces in a standard seven-foot telco rack. Our MSAP voice gateways also provide circuit emulation capabilities as well as voice compression, silence suppression, comfort noise insertion, and built-in, high performance echo cancellation. Our MSAP voice gateways support a wide range of network interfaces, including T1, NxT1, DS3 and OC-3, and may also be populated with DSL or T1 ATM line cards, allowing them to additionally act as DSL or T1 concentrators. Our MSAP voice gateways are available in two configurations: the 4 slot AN-3204 and the 20 slot AN-3220.

  MSAP Concentrators

     Our MSAP concentrators are located at carrier central offices. Our MSAP concentrators aggregate a large number of broadband access lines into high-speed uplinks and perform local switching functionality. Our MSAP concentrators allow service providers to employ a variety of broadband access technologies, including DSL, T1, and NxT1 lines. In addition, our MSAP concentrators are built on a robust ATM switching fabric that, when coupled with advanced policing and traffic management capabilities, allows service providers to maintain a high level of QoS required for delivery of multi-service applications.

     Our AN-3220 MSAP concentrator is fully NEBS Level 3-compliant, redundant, chassis-based systems that provides high-density DSL and Tl access concentration. A single chassis is capable of supporting up to 216 symmetrical DSL or T1 connections. Four chassis can be configured to provide up to 864 symmetric DSL or T1 lines within a standard seven-foot telco rack. Our MSAP concentrators also support T1 time division multiplexing, or TDM, interfaces, which enables them to provide concentration and voice and data backhaul services for legacy TDM devices, including digital loop carriers and customer premises channel banks. Our MSAP concentrators may also be populated with voice services interface cards, allowing them to additionally act as voice gateways. This is important for those service providers which have Class 5 voice switches installed in the same central office as their concentration equipment. Our MSAP concentrators are available in two configurations: the 4 slot AN-3204, which is primarily targeted at multi-tenant unit, or MTU, applications, and the 20 slot AN-3220, primarily targeted at central office and collocation environments.

  Carrier-class IADs

     Our carrier-class IADs are installed at the customer premises of the service providers to whom we sell and integrate multiple voice and data services over a single broadband access facility, allowing service providers to cost-effectively deliver bundled voice and data services to business and residential subscribers. Our carrier-class IADs provide robust Quality of Service, or QoS. Additionally, our carrier-class IADs facilitate complete network management and service provisioning from service provider network operations centers, or NOCs.

     We provide a wide range of carrier-class IADs. Our AN-20 product provides data-only broadband access over DSL or small office/home office and T1 facilities and is intended for small business and residential customers. Our AN-24 IAD supports broadband data access as well as up to 4 analog voice ports and is targeted at small offices, home offices and telecommuters. Our AN-28 IAD supports broad-band data access and up to 8 analog voice ports and is designed for small businesses and branch offices. Our AN-30 IAD supports broadband data access and up to 12 analog or 24 digital voice ports and is focused on small to medium-size business locations. Our AN-3204 may be used as a large business IAD, facilitating DS3 and OC-3 wide area network uplinks in addition to DSL, T1 and NxT1. The AN-32 is capable of handling Frame Relay, Ethernet (IP) and either 16 analog ports, or two subscriber-side T1 interfaces with support for up to 48 digital voice ports. It introduces Inverse Multiplexing for ATM, or IMA, interface with up to 4 links that provide higher uplink capacity and redundancy, and is focused on medium and larger business locations.

     All of our carrier-class IADs support internal layer two bridging and layer three Internet protocol, or IP, routing and PPP over ATM, including such capabilities as network address translation, dynamic host configuration protocol and packet filtering. Additionally, our carrier-class IADs can connect directly to customer frame relay equipment, including routers, using standard frame relay-to-ATM internetworking functions. Our carrier-class IADs also provide support for constant bit rate, or CBR, and real-time variable bit-rate, or rt-VBR, voice-over-ATM, built-in voice compression, silence suppression, comfort noise insertion, voice compression and echo cancellation. Finally, our carrier-class IADs are fully manageable from remote NOCs using widely adopted Internet protocols.

  AccessPilot

     Our software-based element management system, AccessPilot, is a Common Object Request Broker Architecture, or CORBA, compliant solution that simplifies the service provisioning and management of our products. AccessPilot is designed to be easily integrated into existing and emerging service provider operations support systems, or OSS, infrastructure using standard CORBA interfaces. AccessPilot includes a user-friendly graphical user interface, or GUI, enabling service providers to physically view and configure services from remote management workstations. AccessPilot allows service providers to turn on new services remotely through our multiservice broadband access products, thereby eliminating the need for segment-by-segment manual service activation. In particular, the following management capabilities can be accessed through
AccessPilot:

     - configuration management;

     - fault management;

     - performance management;

     - accounting management;

     - security management;

     - J2EE element management platform GUI*;

     - redundancy*

     - browser-based IAD web management*; and

     - bulk configuration and automated deployment*
---------------
* denotes capabilities currently under development

  Products in development

     We currently have under development a number of products, features and functions which we believe will further enhance our overall multiservice broadband access solution. We are generally focusing our development activities on the following areas:

     - augmenting voice signaling capabilities of our MSAP voice gateways;

     - increasing port densities for our MSAP concentrators;

     - adding DSL variants to our carrier-class IADs and MSAP concentrators;

     - broadening our carrier-class IAD product line with new IAD platforms;

     - expanding the element/network management capabilities of our AccessPilot product for greater coverage for FCAPS; and

     - expanding partnerships to enhance interoperability with back-office applications for service and business management.

CUSTOMERS

     Historically, sales of our products have primarily been to CLECs and IXCs. Our CLEC customers have generally had little legacy equipment installed in their networks and, therefore, have typically deployed our MSAP voice gateways, MSAP concentrators and carrier-class IADs as a complete end-to-end solution. Some of our CLEC customers that have already purchased and deployed a DSLAM from another equipment supplier have purchased our MSAP voice gateways and carrier-class IADs to complete their end-to-end solutions. Our IXC customers have generally had larger, more established network infrastructures and therefore have typically purchased individual products from us for inclusion in their networks.

     Sales to Siemens, CTC Communications and Lightyear Communications constituted approximately 38%, 26% and 26% of our total sales, respectively, for the year ended December 31, 2000. No other customer accounted for more than 10% of our total revenue for the year.

     Many service providers, including most of our current customers, are building networks that are in their initial stages of deployment. In general, these service providers make relatively small initial purchases. As these service providers continue to build out their networks, we believe they will eventually need to purchase a significantly greater amount of equipment. Accordingly, we intend to leverage our existing customer base to continue to provide them with our products as they expand their networks.

STRATEGIC RELATIONSHIPS

     We believe that establishing strategic relationships with companies whose business models and competencies complement our own will enable us to more effectively penetrate various market segments and offer our customers additional high-quality and value-added solutions. Toward this end, we have established strategic relationships in a number of areas of our business, including:

          OEM. We have established OEM relationships with Siemens ICN in the United States and its parent, Siemens AG for international markets. However, Siemens AG recently announced that it has entered into an agreement to purchase Efficient Networks, one of our competitors. Accordingly, we cannot assure you that Siemens will be able to devote adequate resources to work with us in the future. Since we believe that OEM relationships will be particularly important as we implement our international sales operations, we are currently pursuing additional strategic relationships with other OEMs.

          Interoperability. We have successfully conducted interoperability testing with Lucent, Nortel and Siemens AG for their Class 5 voice switches; Convergent Networks and Santera for their packetized soft switches; ADC PairGain, Lucent, Nokia, Nortel and Paradyne for their DSLAMs; standards-based IAD vendors such as Efficient Networks, Mariposa, Polycom and Vina for their CPE; and General Bandwidth and Zhone Technologies for their next generation voice gateway to ensure the continued end-to-end functionality of our solutions.

          Technology and standards development. We have established technology development relationships with Dorado Software for components of element management and network management systems to provide service providers with the following functionality:

        - ease of end-to-end service provisioning;

        - fault management and correlation; and

        - standards-based layer interface to carriers' OSS systems.

        In addition, we work with our key customers to drive our development efforts and to establish standards for areas where none currently exist.

TECHNOLOGY

     We design and manufacture MSAP voice gateways, MSAP concentrators, and carrier-class IADs. These products combine a number of hardware and software technologies. Our primary areas of expertise include:

  Carrier-class hardware design

     POP and central office environments are demanding. Accordingly, our hardware design incorporates multiple levels of redundancy, including power and cooling. Our carrier-class IAD hardware designs use processors and memory components derived from the same component family. This allows us to design our carrier-class IADs to support customer-specific applications using common software. All models of our carrier-class IAD hardware are designed to work with the same software, simplifying deployment for service providers. Our hardware designs use market-leading component technology, especially for DSL applications, which today are based on de facto standards for interoperability. We endeavor to use widely-used chipsets to ensure interoperability with a wide range of other DSL equipment. We also use field programmable gate arrays for specific applications, which makes our hardware designs more flexible, allowing for rapid enhancements or changes without the need to add new chips.

  Packet-based voice expertise

     We have extensive expertise in packetized voice technology. We utilize digital signal processing algorithms to implement voice compression, echo cancellation, silence suppression, and comfort noise insertion, which are key elements in optimizing bandwidth use while delivering toll-quality voice service. In addition, we have extensive experience in all aspects of analog and digital telephony required to implement a wide range of call routing and termination options. Our voice-over-ATM knowledge includes the use of rt-VBR, which optimizes use of bandwidth and allows for compressed voice. A key area of our research and development focuses on using ATM, or SVCs, to dynamically connect telephone subscribers with local or long distance voice switches, as well as emerging soft switches and to directly connect to other business locations.

  Software and protocol technologies

     We have extensive experience with protocols such as IP, ATM and frame relay. Our protocol software is designed to be reusable across our products and to support compatibility with new and existing hardware. IP technologies such as network address translation and dynamic host configuration protocol help conserve IP addresses, which is critical in today's rapidly growing Internet environment. Furthermore, we have considerable experience with basic bridging and routing functions, as well as interworking functions required to map IP to frame relay, IP to ATM and frame relay to ATM. We also possess knowledge on the policing, shaping and traffic management techniques required to preserve service quality across converged voice/data access networks.

  Transmission technologies

     Our in-depth knowledge of copper-pair transmission technologies used in the last mile includes various types of DSL, such as asymmetric DSL, symmetric DSL and G.Lite, T1/E1, DS3, and inverse multiplexing over ATM. In addition, we have extensive expertise in coaxial and fiber-optic based technologies used for transmission between POPs and central offices, including DS3, E3, OC-3 and STM-1. The physical layer of all our products has been abstracted from the service layers, enabling new transmission technologies to be added very quickly.

  Element management and provisioning

     We have focused heavily on technology required to deploy and manage large-scale service provider infrastructure that incorporates customer-located IADs. Our AccessPilot system combines simple network management protocol, or SNMP, with CORBA interfaces to tie in with a service provider's existing OSS. In addition, we have developed flow-through and self-provisioning features that we believe dramatically reduce network operation costs. We incorporate self-provisioning functionality in our carrier-class IADs, enabling configuration from a centrally located directory.

  Research and Development

     We have made, and plan to continue to make, substantial investments in research and development. Research and development expenses were approximately $45.0 million for the period from inception to December 31, 2000, and approximately $23.6 million for the year ended December 31, 2000. All of our software development costs have been expensed as incurred. As of December 31, 2000, we had 144 employees responsible for product development, quality assurance and documentation.

     We conduct the majority of our research and development at our Moorpark, California headquarters and our Richardson, Texas facilities. We also have an office in Bangalore, India which focuses on software development. We plan to focus our research and development efforts on the following areas:

     - continued enhancement of our core product family;

     - next-generation voice signaling technologies;

     - next-generation IADs and MSAPs;

     - enhanced element management; and

     - development of interfaces and protocols for international markets.

SALES AND MARKETING

     We currently focus our sales and marketing efforts in three areas:

     - Direct. We believe that direct interaction with service providers provides an efficient method of understanding our customers' business models and technical requirements. Further, we believe that the competitive nature of the telecommunications equipment industry requires us to reduce costs that would otherwise be passed on to our customers. In many cases this is accomplished by avoiding intermediate steps in the distribution chain and establishing a direct relationship with the service provider customer.

     - OEM. To date, OEM sales through Siemens ICN have been an important distribution channel for us in the U.S. Siemens ICN primarily sells its products to ILECs, RBOCs, CLECs and smaller independent operating companies. However, Siemens AG recently announced that it has entered into an agreement to purchase Efficient Networks, one of our competitors. Accordingly, we cannot assure you that Siemens will devote adequate resources to work with us in the future. Since we believe that OEM relationships will be particularly important as we implement our international sales operations, we are currently pursuing additional strategic relationships with other OEMs.

     - System Integrator. We believe that some CLECs may prefer purchasing products through systems integrators that in addition to sourcing products, provide other value-added services, such as integration, test, staging, installation and third-party equipment procurement. While systems integrators have not traditionally focused on generating demand for our products, we believe that they are well-positioned to help increase market penetration of our products by targeting smaller service providers. As a result, we intend to work closely with selected system integrators to provide training and engage in cooperative sales and marketing programs.

     We are focusing our marketing efforts on driving demand for products used in multiservice broadband access networks. Toward this end, we work directly with service providers to help them develop business models, service product packages and promotional programs, all designed to promote the delivery of multiple voice and data services over a single broadband access facility. In addition, we are actively working with a number of trade publications and industry analysts to educate service providers on how to deploy, and the benefits of, multiservice broadband access networks.

     We emphasize the use of Web-based technology for both internal and external sales and marketing applications. For internal applications, virtually all our information, documentation, policies, procedures, directories, competitive data and market research are contained in Web-accessible databases. This allows for rapid internal dissemination of information to our sales and marketing personnel. For external applications, we make our company, product, and process-based information available to existing and potential customers.

MANUFACTURING

     We outsource most of our product and printed circuit board assembly to contract manufacturers. Avnet performs the majority of our component procurement and materials management and prepares component kits for its sub-contractor, A-Plus, which assembles, manufactures and tests our products at its facility in San Jose, California. Arrow performs the same services as Avnet for a limited number of our products and also sub-contracts with A-Plus for assembly, manufacturing and testing. Avnet, Arrow and A-Plus are registered as meeting the requirements of the International Standards Organization, or ISO, for manufacturing and design processes. We are in the process of transitioning our principal contract manufacturing from Avnet to Fine Pitch (a subsidiary of Solectron). While we believe that the transition process will occur without significant cost or disruption to our business, we cannot assure that we will not experience such costs or disruption. For ease in manufacturing and inventory management, we use standard parts and components whenever possible.

     We conduct final product assembly and perform reliability, stress and final testing for most of our products. A-Plus performs the majority of these activities for our AN-24 and AN-28 carrier-class IADs. We have complete capabilities for configuration, packaging, and shipping of our products. We perform comprehensive inspection tests and use statistical process controls to assure the reliability and quality of our products. Our manufacturing engineers develop all test procedures and design and build all equipment and stations required to test our products. We integrate these manufacturing tests with our contract manufacturers' build processes. Our manufacturing personnel work closely with our design engineers to design for manufacturability, and to ensure that our test environment remains current as broadband access technologies evolve.

     We use a rolling 12-month forecast based on anticipated product orders to determine our product requirements. In turn, we provide these forecasts to our contract manufacturers, and they procure all material according to lead times. We may, in the future, seek additional contract manufacturers or secure offshore manufacturing capabilities to meet our anticipated manufacturing requirements and to continue driving down the cost of our products. Because we make purchase commitments to our contract manufacturers based on forecasts, we are subject to significant risk that our forecasts may be inaccurate. This may cause us to purchase less inventory than is needed to fill customer orders, or to purchase excess quantities of inventory that may become subject to obsolescence.

SERVICE AND SUPPORT

     We provide a variety of technical support services under our AcceleratedTAC program to help our customers deploy their multiservice broadband access networks. AcceleratedTAC is administered by our technical assistance center and is available with a wide variety of support options that can be tailored to customer requirements, 24 hours a day, seven days a week.

     In addition to direct technical support, we are in the process of implementing AcceleratedStart, our comprehensive services program designed to assist service providers in a wide variety of functional areas. Under AcceleratedStart, our professional services teams will work with our customers to manage the design and deployment of their networks and provide program/project management, installation services, and on-site support. These services are delivered utilizing a combination of third party providers and Accelerated Networks employees. We offer the following services through AcceleratedStart:

     - planning, network design, and engineering;

     - element and network management design;

     - program/project management;

     - network operations center design and implementation;

     - "rack and stack" central office installation services;

     - customer premises installation services;

     - on-site network operations support; and

     - customer training.

     As of December 31, 2000, we employed 17 people in our customer support and professional services organizations with the majority located in Moorpark, California.

COMPETITION

     The market for multiservice broadband access products is extremely competitive and we believe that competition will increase substantially as the introduction of new technologies, deployment of broadband access networks, and potential regulatory changes create new opportunities for established and emerging companies. Furthermore, DSL and T1 as technologies for deploying broadband connections are competing with alternative technologies including broadband wireless, passive optical networks, or PONs, and cable solutions. Currently, we face competition in two areas: equipment manufacturers providing point solutions and larger vendors that integrate point products into end-to-end solutions.

     With regard to point solutions, we compete in the following three product categories:

          Voice Gateways. We compete with other voice gateway providers, including CopperCom, Jetstream, Tollbridge, General Bandwidth and Zhone Technologies.

          Concentrators. We compete with other concentrator providers, including:

        - Alcatel, Lucent, Nortel, Nokia and PairGain (acquired by ADC Telecommunications) -- central office DSLAM;

        - Advanced Switching Communications, Alcatel, Cisco and Lucent -- ATM access concentrators; and

        - Access LAN, Copper Mountain and Avial, -- MTU concentrators.

        IADs. We compete with other IAD providers, including:

        - Cisco, Mariposa, Adtran and VINA -- T1/El IADs; and

        - Polycom, Efficient Networks (pending acquisition by Siemens AG), Jetstream and CopperCom -- DSL IADs.

     However, in many cases, especially with CLECs, service providers building multiservice broadband access network infrastructure require more than point solutions and therefore prefer to purchase integrated solutions from a single source. As a result, since we provide a complete multiservice broadband access solution, we compete with larger vendors such as Lucent, Nortel and Cisco, which utilize various point products from vendors listed above in conjunction with their own products to offer a complete solution.

     The principal competitive factors for products utilized in our markets include:

     - features;

     - reliability and scalability;

     - performance;

     - interoperability with other products;

     - price;

     - ease of installation and use;

     - technical support and customer service;

     - brand recognition; and

     - equipment financing.

     While we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

     A number of our competitors and potential competitors also have significantly greater financial and other resources than we have, which may enable them to more aptly meet new competitive opportunities, including offering lease and other financing programs. In addition, the rapid technological developments in our industry can result in frequent changes to our group of competitors. Consolidation in our industry may also affect our ability to compete. For instance, Siemens recently announced that it had entered into an agreement to acquire Efficient Networks, Nortel acquired Promatory Communications, Alcatel acquired Newbridge Networks and ADC Telecommunications acquired PairGain Technologies. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide greater access to customers. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than we can. In addition, while Siemens AG currently owns approximately 18.1% of our common stock and has been a significant distribution channel for us, Siemens may decide to focus its efforts in the future on Efficient Networks' products, given its recently announced agreement to acquire Efficient Networks. There can be no assurance that we will be able to compete successfully with our existing or new competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. Although we do not have any issued patents to date, we currently have seven U.S. patent applications pending.

     Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms, if at all.

     Accelerated Networks(R), Accelerated Networks & Design(R), Access Pilot(TM), AcceleratedStart(TM), and AcceleratedTAC(TM) are our trademarks and may be subject to U.S. and foreign registration and pending trademark applications.

GOVERNMENTAL REGULATION

     The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed, or sold. While we believe that our products comply with all current applicable governmental laws, regulations and standards, we cannot assure you that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

     In addition, FCC regulatory policies that affect the availability of broadband access for data and Internet services may impede our customers' penetration into their markets, affect the prices that our customers are able to charge, or otherwise affect their ability to market their products and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements, and line sharing impact our customer base. The FCC and the courts are also continuing to review the access charges of ILECs and CLECs that are paid by long distance carriers. Any changes in the regulation of such access charges may affect other telecommunications providers, including the viability of CLECs, and thus affect our customer base. In addition, the FCC has not clearly defined how or whether some broadband services, as well as voice over IP, should be regulated. If the FCC decides to regulate these emerging services, our customer base could be impacted. To the extent that our customers are adversely affected by these changes in the regulatory environment, our business, operating results, and financial condition may be harmed.

     Other FCC regulations and federal statutes may also affect our ability to market or sell our product. Pursuant to the federal Communications Act, the FCC has adopted certain rules that require manufacturers of telecommunications equipment and providers of telecommunications services to ensure that such equipment and services are available and accessible to those with disabilities. These rules may affect both the manufacture of our products and our marketplace. Courts have issued a number of opinions interpreting the Americans with Disabilities Act, or ADA, that may indirectly affect the interpretation and enforcement of these FCC rules. Additional court opinions interpreting either the ADA or the applicable FCC regulations may affect our product offerings and our customers' service offerings, either of which could affect our ability to market or sell our products.

     State regulation of telecommunications networks and service providers may also affect the regulatory environment of our marketplace. State regulators, for example, typically settle disputes for competitive access to some ILEC network elements or collocation in ILEC offices, which competitive carriers use to offer various services. State regulators may also regulate and arbitrate disputes concerning interconnection of networks of ILECs and competitive carriers. To the extent that our customers are adversely affected by these changes in the regulatory environment, our business, operating results, and financial condition may be harmed.

     In addition to federal and state telecommunications regulations, an increasing number of other domestic laws and regulations are being adopted to specifically address such broadband and telecommunications issues as liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, as well as intellectual property ownership, obscenity, and libel. For instance, the FTC has recommended that Congress enact legislation to ensure adequate protection of online privacy and federal online privacy legislation is currently pending in Congress. The adoption of this or other restrictive legislation could increase the costs of communicating over the Internet or decrease the acceptance of the Internet as a commercial and advertising medium, thus dampening the growth of the Internet. Because our customers use our products to facilitate both commercial and personal uses of the Internet, our business could be harmed if the growth of the Internet were adversely affected by such regulations or standards.

     Countries in the European Union, or EU, have also adopted laws relating to the provision of Internet services, the use of the Internet, and Internet-related applications. For example, in the United Kingdom, an ISP may be liable for defamatory material posted on its sites. In Germany, an ISP may be liable for failing to block access to content that is illegal in the country. In addition, the EU has adopted a data protection directive to address privacy issues, impacting the use and transfer of personal data within and outside the EU. The application of this directive within the EU and with respect to U.S. companies that may handle personal data from the EU is unsettled. Similarly, countries in Europe restrict the use of encryption technology to varying degrees, making the provision of such technology unclear. Other laws relating to Internet usage are also being considered in the EU.

     The applicability of laws, regulations and standards affecting the voice telephony, broadband telecommunications and data industry in which we and our customers operate is continuing to develop, both domestically and internationally. We cannot predict the exact impact that current and future laws, regulations and standards may have on us or our customers. These laws, regulations and standards may directly impact our products and result in a material and adverse effect on our business, financial condition and results of operations. In addition, should our customers be adversely impacted by such regulation, our business, financial condition and results of operations would likely be adversely affected as well.

EMPLOYEES

     As of December 31, 2000, we employed 269 full-time employees, including 48 in sales and marketing, 29 in manufacturing, 144 in engineering, 23 in finance and administration and 25 in customer support, systems engineering and professional services. Most of our employees are located in the United States; however, we have approximately 40 engineering employees located in Bangalore, India and 3 in Europe. None of our employees is represented by collective bargaining agreements, and our management considers its relations with our employees to be good.

ITEM 2. PROPERTIES

     We lease an approximately 23,000 square foot facility in Moorpark, California, for executive offices and for administrative, sales and marketing, and research and development purposes. The lease for this facility expires in August 2002. We lease an approximately 11,200 square foot facility in Richardson, Texas, primarily for research and development, and sales, and marketing purposes. This lease expires in August 2002. We lease an approximately 5,500 square foot facility in Bangalore, India, which is used primarily for research and development. This lease expires in January 2002. We lease an approximately 2,000 square foot facility in Brussels, Belgium, primarily for sales, marketing and customer support departments. This lease expires in November 2001. We lease a total of approximately 35,500 square feet of space in two facilities in Simi Valley, California for manufacturing, sales and marketing purposes under three separate lease agreements. Two of these leases, covering an aggregate of approximately 29,000 square feet of space, will expire in August 2001 and the remaining lease for 6,500 square feet of space will expire in February 2003. We also have other offices in the U.S. and one office in Canada which are used primarily for sales and support purposes.

ITEM 3. LEGAL PROCEEDINGS

     As of May 4, 2001, five securities class action lawsuits have been filed against the Company and certain current and former officers, in the United States District Court for the Central District of California. The lawsuits allege that defendants made materially false and/or misleading statements regarding the Company's financial condition and prospects during the period of June 22, 2000 through April 17, 2001, in violation of sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934. The Company expects that the cases and any subsequently filed cases will be consolidated into a single action. The Company believes that these lawsuits are without merit and it intends to vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq Stock Market under the symbol ACCL since the day following our initial public offering on June 22, 2000.

     The following table sets forth, for the period indicated, the high and low closing sales prices per share of the common stock:

                                                               HIGH      LOW
                                                              ------    ------
2000 Fiscal Year
  Second Quarter (from June 23, 2000).......................  $61.00    $42.19
  Third Quarter.............................................   63.50     16.75
  Fourth Quarter............................................   16.62      2.78

     On March 30, 2001, the last reported sales price of the common stock was $1.875 and there were 50,530,972 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

     None

USE OF PROCEEDS

     On June 28, 2000, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-31732) that was declared effective by the Securities and Exchange Commission on June 22, 2000. As of December 31, 2000, we had not used any of the net proceeds from our initial public offering and had used our existing cash balances to fund our general operations. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Reports on Form 10-Q/A for the six months ended June 30, 2000 and the nine months ended September 30, 2000.

DIVIDEND POLICY

     We have not declared any cash dividends on our capital stock since inception and do not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2000, 1999 and 1998 and consolidated balance sheet data as of December 31, 2000 and 1999 set forth below are derived from our audited consolidated financial statements which are included elsewhere in this report. The consolidated statement of operation data from October 28, 1996 (inception) through December 31, 1996 and for the year ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited financial statements of the Company not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

     Notes 2 and 12 of notes to the consolidated financial statements provide an explanation of the determination of the weighted average shares used to compute basic and diluted net loss per share.

                                                                                         OCTOBER 28,
                                                                                       1996 (INCEPTION
                                                 FISCAL YEAR ENDED DECEMBER 31,            THROUGH
                                            ----------------------------------------    DECEMBER 31,
                                              2000       1999       1998      1997          1996
                                            --------   --------   --------   -------   ---------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue...............................  $ 34,228   $  8,466   $     --   $    --       $   --
Cost of revenue(1)........................    33,552      6,412         --        --           --
                                            --------   --------   --------   -------       ------
Gross profit..............................       676      2,054         --        --           --
Operating expenses
  Research and product development(1).....    23,606     12,934      7,398     1,126           20
  Sales and marketing(1)..................    23,084      8,998      2,010        --           --
  General and administrative(1)...........     6,522      2,379        755       485           13
                                            --------   --------   --------   -------       ------
          Total operating expenses........    53,212     24,311     10,163     1,611           33
                                            --------   --------   --------   -------       ------
Loss from operations......................   (52,536)   (22,257)   (10,163)   (1,611)         (33)
Other income (expense)....................     3,770      1,031        453       124           --
Provision for income taxes................         1          1          1         1            1
                                            --------   --------   --------   -------       ------
Net loss..................................   (48,767)   (21,227)    (9,711)   (1,488)         (34)
Beneficial conversion feature.............    (9,882)        --         --        --           --
                                            --------   --------   --------   -------       ------
Net loss applicable to common
  stockholders............................  $(58,649)  $(21,227)  $ (9,711)  $(1,488)      $  (34)
                                            ========   ========   ========   =======       ======
Basic and diluted net loss per share
  applicable to common stockholders.......  $  (2.02)  $  (3.29)  $  (2.00)  $ (0.42)      $(0.09)
                                            ========   ========   ========   =======       ======
Weighted average shares...................    29,106      6,447      4,853     3,550          393
                                            ========   ========   ========   =======       ======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                     2000       1999       1998      1997     1996
                                                   --------   --------   --------   -------   ----
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 62,194   $ 15,207   $  3,507   $ 3,704   $ 17
Working capital..................................    75,189     18,241      7,797     3,579     18
Total assets.....................................   103,943     28,678     11,291     4,180     20
Redeemable convertible preferred stock...........        --     49,857     19,918     5,490     --
Total stockholders' equity (deficit).............    85,384    (28,565)   (11,005)   (1,498)   (26)

---------------

(1) Amortization of stock compensation included in:

                                                            FISCAL YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                        2000      1999     1999    1997    1996
                                                       ------    ------    ----    ----    ----
  Cost of revenues...................................  $  216    $  100    $--     $--     $--
  Research and development...........................   2,270       873     20      --      --
  Sales and marketing................................   2,190     1,498     31      --      --
  General and administrative.........................   1,564       632      1      --      --
                                                       ------    ------    ---     ---     ---
                                                       $6,240    $3,103    $52     $--     $--
                                                       ======    ======    ===     ===     ===

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-K and similar discussions in our registration statement declared effective by the SEC on June 22, 2000 and our subsequent reports on Form 10-Q/A filed with the SEC on May 8, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

     We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Sales of our MSAP and carrier-class IAD products constituted approximately 46% and 54%, respectively, of our revenue of the year ended December 31, 2000 and approximately 58% and 42%, respectively, of our revenue for the year ended December 31, 1999. Since inception, we have incurred significant losses and as of December 31, 2000, we had an accumulated deficit of $91.1 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

     To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products and we believe that sales of these products will continue to account for substantially all of our revenue for the foreseeable future. We have not generated any significant amount of revenue from sales of our AccessPilot element management system software or sales of our extended warranty and customer support services, and we do not expect that sales of these products and services will comprise a significant portion of our revenue in the foreseeable future. A major portion of our product sales are through our direct sales force and we expect this to continue for the foreseeable future. In addition, we sell a significant amount of our products in the United States through our OEM relationship with Siemens. For the year ended December 31, 2000, direct sales and sales through Siemens accounted for 61% and 38%, respectively, of our product sales. To date, we have not generated any revenue from international sales, although we continue to expand our sales and marketing efforts internationally, including the opening of a sales office in Belgium in October 2000.

     For the year ended December 31, 2000, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to Siemens, CTC Communications and Lightyear Communications accounted for approximately 38%, 26% and 26% of our revenue, respectively. For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to CTC Communications Group, FirstWorld Communications and Siemens ICN accounted for approximately 54%, 20% and 16% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, while Siemens AG currently owns approximately 18.1% of our common stock and has been a significant distribution channel for us, Siemens may decide to focus its efforts in the future on Efficient Networks' products, given its recently announced agreement to acquire Efficient Networks. There can be no assurance that we will be able to compete successfully with our existing or new competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

     We recognize revenue when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable and; (d) collectibility is reasonably assured. Revenue associated with multiple-element arrangements (products and post-contract support, or "PCS") is allocated to each element based on vendor-specific objective evidence. The Company offers extended or additional PCS services to certain large customers consisting of software updates and technical support for products sold. Such PCS is deferred and recognized ratably over the expected term of the respective agreement, generally 12 to 15 months.

     We sell our products to end users through our direct sales force, as well as through distributors. Our arrangements with distributors may contain provisions for price protection and stock rotation allowances. We recognize revenue on sales to distributors when a right of return exists in accordance with the provisions set forth in Financial Accounting Standards Board (FASB) No. 48, "Revenue Recognition When Right of Return Exists." In accordance with FASB No. 48, we recognize revenue upon shipment to distributors provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor's obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

     Our deferred revenue consists primarily of deferrals for PCS, stock rotation rights and resale or recourse contingencies under specific arrangements with customers.

     Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. We outsource most of our product and printed circuit board assembly to contract manufacturers. Avnet procures the majority of our component kits for its sub-contractor, A-Plus, which assembles, manufactures and tests our products at its facility in San Jose, California. Arrow performs the same services as Avnet for a limited number of our products and also sub-contracts with A-Plus for assembly, manufacturing and testing. We are in the process of transitioning our principal contract manufacturing from Avnet to Fine Pitch (a subsidiary of Solectron).

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

     Research and development expenses consist primarily of salaries and related personnel costs, consulting costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of our products. We also incur significant expenses in connection with the purchase of equipment used to test our products as well as the use of our products for internal design and learning purposes. We expense our research and development costs as they are incurred, with the exception of capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Several components of our research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses. We believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into a value-added reseller agreement with Solunet and OEM relationships with Siemens AG and its affiliate, Siemens ICN. To be successful, we must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of our products require highly trained customer service, professional services and support personnel.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

     Currently, competition in our market is intense. We continue to add features to our products based on the needs of our current and potential customers. This has resulted in increased research and development expenses and may result in reduced operating margins. We expect competition to increase in the future. This competition may also result in price reductions and loss of market share. We expect that product life cycles will remain relatively short and that the average selling price and gross margin for our products will decline as each product matures. To offset such declines, we must introduce new, higher performance products on a timely basis. Further, we must reduce our manufacturing costs on a per unit basis and sell sufficient volumes in order to maintain our gross margin. If we fail to reduce our manufacturing costs on a per unit basis or achieve volume shipment requirements, our gross margin will decline. Any of the above events could have a material and adverse effect on our business, results of operations and financial condition.

     In 2000, we recorded total deferred stock compensation of approximately $6.0 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant, and reversed deferred stock compensation of approximately $5.5 million resulting from stock option cancellations and repurchase of unvested common shares from employees. Options granted are typically subject to a four year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. We recorded approximately $6.2 million of stock compensation expense for the year ended

December 31, 2000 and have approximately $4.4 million of deferred stock compensation as of December 31, 2000, which is amortized over the vesting period of the underlying options.

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

  Recent Events

     In February 2001, Suresh Nihalani resigned as our Chief Executive Officer and Chairman, and Fred Boyer, our Chief Financial Officer and Vice President of Finance and Administration, left the company. In connection with these changes, executives of Regent Pacific Management Corporation filled several senior management positions, including Chief Executive Officer, Chief Financial Officer, and Vice President of Sales and Marketing. Mr. Nihalani will remain an employee of the Company and will provide consulting to the new management on an as-needed basis through February 2002. This new management is in the process of working with existing management to develop and implement an operating plan to improve our overall performance. Implementation of major components of this operating plan, including measures designed to result in margin improvements and operating savings are expected to begin in the second quarter of 2001, with the initial impact of these reductions expected to occur in the third quarter of 2001. There can be no assurance that our management, including Regent Pacific, will be able to implement the plan or that any of its objectives will be achieved. In addition, we may make significant changes to our business, strategies and operating budget as a result of the plan. However, until we develop and begin implementing the plan, we will not know whether these changes will occur.

RESULTS OF OPERATIONS

     On April 3, 2001, we filed a Notification of Late Filing on Form 12b-25 ("Notification") with the SEC disclosing that we had recently retained a new management team, including our CEO and CFO, as well as several other key employees in our sales and finance departments, and that as a result, our new management needed additional time to review the Company's finances in order to be in a position to file our Form 10-K. Questions had recently arisen concerning a transaction with a customer which had been recorded as revenue in the second quarter of 2000 as to whether there may have been terms and conditions in addition to those reflected in the final sales documents. On April 5, 2001, the Audit Committee of our Board of Directors authorized a full investigation into the transaction referenced above and transactions with other customers. With the assistance of counsel and forensic accountants, we immediately looked into this and other transactions for the fiscal years 1999 and 2000 to confirm that the Company's financial results were properly stated in accordance with generally accepted accounting principles. On April 17, 2001, we issued a press release announcing that we were not able to file our Annual Report for the 2000 fiscal year on Form 10-K on April 16, 2001, as previously contemplated in our Notification on April 3, 2001. This press release also announced that we had determined that revenue recognized in the second quarter of 2000 from the transaction referenced above should more appropriately be deferred and that we expected that a portion of that revenue would be recognized in subsequent periods. In early May 2001, the investigation was completed and our auditors completed the annual audit for 2000.

     As a result of the investigation, we have determined, as previously disclosed on April 17, 2001, that certain revenue recorded in the second quarter of 2000 in connection with a sale to one of our customers should more appropriately be deferred and recognized on a sell-through basis. We deferred revenues of approximately $1.3 million in the second quarter of fiscal 2000, of which approximately $287,000 was recognized in the fourth quarter based on sell-through. In addition, all subsequent sales to this reseller will be recognized on a sell-through basis. No other material adjustments were made as a result of the investigation.

FISCAL YEARS ENDED DECEMBER 30, 2000, 1999 AND 1998

  Revenue

     We recognized net revenue of approximately $34.2 million for the year ended December 31, 2000, which represented an increase of approximately $25.7 million, or 304%, from approximately $8.5 million for the year ended December 31, 1999. This increase was primarily attributable to increased market demand and market penetration of both our MSAP voice gateways and concentrators and our carrier-class IAD'S, primarily in the CLEC market. We believe, however, that communication service providers, specifically CLEC's, have delayed or decreased their level of spending on communication equipment and accordingly, expect that our net revenue will significantly decrease in 2001 due to the continuing economic downturn impacting the telecommunication industry. In addition, we defer revenue for PCS, stock rotation rights under specific arrangements with distributors and, amounts related to a recourse guarantee with Siemens. We may experience significant fluctuations in our revenue in the future based upon the inclusion or exclusion of one or any of these components in our sales mix that give rise to deferred revenue. For example, as of December 31, 2000, approximately $11.1 million of our product shipments was subject to the recourse guarantee, of which $1.1 million was deferred. In addition, we reduced revenues in fiscal 2000 by approximately $900,000 relating to $450,000 in deferred revenue for stock rotation rights we granted to Siemens and $450,000 related to sales concessions we granted to another major customer in the fourth quarter.

     We began generating revenue in the second quarter of 1999 and recognized net revenue of approximately $8.5 million in 1999. This revenue was primarily derived from sales of our MSAP voice gateways and concentrators, which amounted to approximately $4.9 million, and from sales of our carrier-class IADs, which amounted to approximately $3.6 million.

  Cost of Revenues

     Cost of revenue for the year ended December 31, 2000 was approximately $33.6 million, which represented an increase of approximately $27.0 million, or 423%, from approximately $6.4 million for the year ended December 31, 1999. This increase was primarily a result of increased sales of our products. In addition, during the fourth quarter of 2000, due in large part to the continuing economic downturn impacting the telecommunications equipment spending of our significant customers, and the additional visibility that we have gained into this downturn in recent months, we recorded a charge of approximately $8.4 million for expected losses related to surplus inventories, of which approximately $3.4 million relates to noncancelable inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $5.0 million relates to excess inventory on hand at December 31, 2000. During the third and fourth quarter of 2000, we made significant inventory purchases of products requiring long lead times to meet anticipated short-term demand for our products. During late 2000, however, we substantially reduced our forecasted shipments and were unable to cancel commitments or return excess inventories to our vendors. Excluding the $8.4 million we recorded for anticipated inventory losses, cost of revenues for the year ended December 31, 2000 represented approximately 73% of revenues, as compared to approximately 75% for the year ended December 31, 1999. We expect that our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold, and that we may incur additional charges related to surplus inventory levels in the near future. In addition, we expense our cost of revenue related to revenues deferred under the recourse guarantee as the products are shipped. Accordingly, we record cost of revenue on these shipments with no corresponding increase in revenues. Accordingly, we may experience significant fluctuations in our cost of revenue and gross margins based on fluctuations in the amount of product shipments related to the recourse guarantee. For example, during 2000, we deferred approximately $1.1 million in revenues related to the recourse agreement, for which approximately $837,000 in cost of revenue was incurred.

     Cost of revenue for the year ended December 31, 1999 was approximately $6.4 million, or approximately 75% of revenue. These costs included adding manufacturing personnel, expanding our facilities, establishing final product testing capabilities, and establishing operations with outside contract manufacturers, as well as higher per-unit costs due to low initial volumes of our products. We did not have any cost of revenue in either 1997 or 1998 because we did not begin production or sales of our products until 1999.

  Research and Product Development Expenses

     Research and product development expenses for the year ended December 31, 2000 were approximately $23.6 million, which represented an increase of approximately $10.7 million, or approximately 83% from approximately $12.9 million for the year ended December 31, 1999. This increase was primarily a result of additional personnel costs, as well as increased third party development costs, increased design and prototype expenses and increased costs of using our products for internal design and testing purposes, all related to the continued support, testing and development of our current and next-generation products.

     Research and product development expenses for the year ended December 31, 1999 were approximately $12.9 million, which represented an increase of approximately $5.5 million, or approximately 74%, from approximately $7.4 million for the year ended December 31, 1998. This increase was primarily a result of additional personnel costs, amortization of deferred stock compensation, increased costs associated with third-party certification of our products, higher design and prototype expenses and higher costs of using our products for internal design and testing purposes.

  Sales and Marketing Expenses

     Sales and marketing expenses for the year ended December 31, 2000 were approximately $23.1 million, which represented an increase of approximately $14.1 million, or approximately 157%, from approximately $9.0 million for the year ended December 31, 1999. This increase was primarily attributable to our expanded efforts to sell and market our MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs, commission expenses, demonstration equipment costs, amortization of deferred stock compensation and a one-time charge for the fair value of a warrant issued to US WEST Internet Ventures.

     Sales and marketing expenses for the year ended December 31, 1999 were approximately $9.0 million, which represented an increase of approximately $7.0 million, or approximately 348%, from approximately $2.0 million for the year ended December 31, 1998. The increase was primarily attributable to our aggressive efforts to launch our MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs.

  General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2000 were approximately $6.5 million, which represented an increase of approximately $4.1 million, or approximately 173%, from approximately $2.4 million for the year ended December 31, 1999. This increase was primarily due to the hiring of additional general and administrative personnel necessary to support and scale our operations, increased legal, accounting, operating and initial public offering-related expenses, amortization of deferred stock compensation and increased recruiting expenses to hire additional personnel.

     General and administrative expenses for the year ended December 31, 1999 were approximately $2.4 million, which represented an increase of approximately $1.6 million, or 215%, from approximately $755,000 for the year ended December 31, 1998. This increase was primarily due to the hiring of additional general and administrative personnel and increased legal expenses necessary to support and scale our operations.

  Amortization of Deferred Stock Compensation

     We recorded approximately $6.0 million, $12.5 million and $716,000 in deferred stock compensation in connection with employee and consultant stock option grants in 2000, 1999 and 1998, respectively. We reversed deferred stock compensation of approximately $5.5 million resulting from stock option cancellations and repurchase of unvested common stock from employees. We recognized amortization of stock compensation of approximately $6.2 million, $3.1 million, and $52,000 for the years for ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, we had $4.4 million in unamortized deferred stock compensation, which we expect to be fully amortized by the end of 2003.

  Other Income (Expense)

     Our other income (expense) consists primarily of interest earned on our cash balances and cash equivalents partially offset by interest expenses paid on capital leases and credit facilities. Other income, net of other expenses, for the year ended December 31, 2000 was approximately $3.8 million, which represented an increase of approximately $2.7 million, or 266% from approximately $1.0 million for the year ended December 31, 1999. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period, and higher weighted-average rates of interest.

     Other income (expense) for the year ended December 31, 1999 was approximately $1.0 million, which represented an increase of approximately $578,000, or approximately 127% from approximately $453,000 for the year ended December 31, 1998. This increase was primarily attributable to interest earned on the net proceeds of our Series C preferred stock financing in February 1999.

  Income Taxes

     From inception through December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $57.3 million and $57.3 million, respectively, to offset future taxable income which will begin to expire in varying amounts beginning in 2012 and 2005, respectively. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, there are substantial risks that we may not achieve the necessary profitability required to realize the tax benefits of such loss carryforwards. Accordingly, we have recorded a 100% valuation allowance. In addition, our ability to utilize net operating losses and tax credits in the future may be limited if there is a significant change in our ownership. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See note 5 of the notes to our consolidated financial statements.

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

     At December 31, 2000, we had cash and cash equivalents of approximately $62.2 million, no outstanding debt under any credit facilities, and approximately $265,000 of outstanding obligations under our equipment loans with Phoenix Leasing and GMAC. Amounts outstanding under our equipment loan facility with Phoenix Leasing and GMAC bear interest at approximately 15% per annum and
 .25% per annum, respectively.

     We used approximately $39.7 million in cash for operating activities for the year ended December 31, 2000, an increase of approximately $17.2 million, or 76%, from the approximately $22.5 million used for operating activities for the year ended December 31, 1999. The increase was primarily due to an increase in our net loss from approximately $21.2 million for the year ended December 31, 1999 to approximately $48.8 million for the year ended December 31, 2000, and an increase in accounts receivable and inventory of approximately $12.9 million and $1.5 million, respectively, partially offset by non-cash charges of approxi-mately $11.1 million, an increase in accounts payable and accrued expenses of $9.6 million, and an increase in deferred revenue of $3.2 million for the year ended December 31, 2000.

     We used approximately $16.1 million for our investing activities in the year ended December 31, 2000, as compared to approximately $1.4 million generated from investing activities for the year ended December 31, 1999. The difference was due primarily to the purchase of personal property and equipment and purchase of short-term investments of approximately $8.1 million and $7.9 million, respectively, as well as proceeds of approximately $8.0 million from maturities of short-term investments in the year ended December 31, 1999.

     Cash provided by financing activities for the year ended December 31, 2000 was approximately $102.7 million, an increase of approximately $70.0 million from approximately $32.7 million for the year ended December 31, 1999. Cash provided by financing activities primarily consists of funds received from issuances of redeemable convertible preferred stock, proceeds from our initial public offering and a concurrent private placement in June 2000, our equipment loan facility and stock option exercises. Cash provided by financing activities is partially offset by the payoff of our term loan facility and principal and interest payments on our equipment loan facility and capitalized lease obligations. The increase in the year ended December 31, 2000 was primarily due to the net proceeds of approximately $103.7 million generated from our initial public offering and concurrent private placement in June 2000 and our Series D Preferred Stock financing in February and March 2000.

     We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated needs. At December 31, 2000, we had approximately $6.7 million in purchase commitments to our principal contract manufacturer, Avnet. During the fourth quarter of 2000, we recorded a charge of approximately $3.4 million related to anticipated inventory losses on these purchase commitments.

     We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our cash on hand and the net proceeds from the sale of the common stock in our initial public offering and the concurrent private placement will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

                                  RISK FACTORS

     Before deciding to invest in Accelerated Networks or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q/A and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

                  RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

     We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Quarterly Reports on Form 10-Q/A filed with the SEC on May 8, 2001 and in our registration statement on Form S-1 declared effective by the SEC on June 22, 2000.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of December 31, 2000, we had an accumulated deficit of approximately $91.1 million. Although our net revenue has grown from zero for the year ended December 31, 1998 to approximately $8.5 million for the year ended December 31, 1999 and approximately $34.2 million for the year ended December 31, 2000, our net revenue may not continue to grow in the future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

     We have large fixed expenses and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing distribution channels and general and administrative expenses. In particular, given our early stage of development, our significant operating expenses, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to achieve or sustain profitability in the future.

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

     - telecommunications market conditions and economic conditions;

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

     - our ability to develop, manufacture, ship and support all of our product lines, for example, IADs, MSAP as a concentrator and MSAP as a voice gateway;

     - announcements, new product introductions and reductions in the price of products offered by our competitors;

     - potential seasonality of our sales; and

     - costs relating to possible acquisitions and integration of technologies or businesses.

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

WE DERIVE ALMOST ALL OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUE COULD DECLINE SIGNIFICANTLY IF WE LOSE A CUSTOMER, IF A CUSTOMER CANCELS OR DELAYS AN ORDER, OR IF WE ARE NOT ABLE TO COLLECT RECEIVABLES FROM CUSTOMERS OR ARE REQUIRED TO GRANT STOCK ROTATION OR INVENTORY RETURN RIGHTS TO OUR CUSTOMERS.

     Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, if a customer cancels or delays an order, or if we are not able to collect receivables from customers or are required to grant stock rotation or inventory return rights to our customers. Sales to Siemens, CTC Communications and Lightyear Communications accounted for approximately 38%, 26%, and 26% of our total revenue, respectively, for the year ended December 31, 2000. Sales to CTC Communications Group, FirstWorld Communications and Siemens, accounted for approximately 54%, 20% and 16% of our total revenue, respectively, for the year ended December 31, 1999. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Market conditions in the telecommunications equipment industry have also deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy. Accordingly, while we have to date collected the majority of our accounts receivable outstanding as of December 31, 2000, we may not be able to do so in the future, and may be required to write off a significant amount of accounts receivable. In addition, some of our customers have not yet deployed equipment that they have purchased from us, and may request stock rotation or inventory return rights with respect to equipment they purchase from us. While to date, we have not granted inventory return rights and have only granted limited stock rotation rights to certain customers, we may be required to do so in the future. Since we derive almost all of our revenue from a small number of customers, any of these events could materially and adversely affect our business, financial condition and results of operations.

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

     A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, our sales cycles may be lengthy and we may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. The length of our sales cycles will vary depending on the type of customer to whom we are selling. In particular, we believe that our sales cycle will typically range from 3 to 6 months for CLECs, 6 to 12 months for IXCs, and 9 to 15 months for RBOCs. Even after making the decision to purchase our products, our customers often deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on:

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

     We recognize revenue when our products are shipped, subject to appropriate deferrals and allowances. Accordingly, the linearity of our revenue will depend on our ability to receive and fulfill orders evenly across any given quarter. To date, our order backlog at the beginning of each quarter has not been significant and we expect this trend to continue for the foreseeable future. Accordingly, we must obtain additional orders in a quarter for shipment in that quarter to achieve our revenue objectives. Our sales agreements may allow purchasers to delay scheduled delivery dates without penalty. Further, our customer purchase orders allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur at the end of our fiscal quarters. If we fail to ship products by the end of a quarter our operating results may be materially and adversely affected for that quarter. In the past, we have experienced cancellation of orders, resulting in additional costs and expenses. We defer revenue for PCS, stock rotation rights under specific arrangements with distributors and amounts related to a recourse guarantee with Siemens. We may experience significant fluctuations in our revenue in the future based upon the inclusion or exclusion of one or any of these components in our sales mix that give rise to deferred revenue. For example, as of December 31, 2000, approximately $11.1 million of our product shipments was subject to the recourse agreement, of which $1.1 million was deferred. In addition, we had approximately $1.5 million in deferred revenue related to stock rotation rights granted to distributors and resale contingencies.

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

IF WE FAIL TO MANAGE THE GROWTH OF OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     We have rapidly and significantly expanded our operations. This expansion has placed a significant strain on our managerial, operational and financial resources. In addition, we recently experienced several changes in our senior management, including the hiring of personnel from Regent Pacific Management Corporation, to act as our new CEO, new CFO and new Vice President of Sales and Marketing. Many of our other senior management personnel joined us within the last two years, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. We expect to add additional key personnel in these areas in the near future. To manage the expected growth of our operations and personnel, we will be required to:

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

OUR ABILITY TO OPERATE AND GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRATEGIC RELATIONSHIPS WITH THIRD PARTIES.

     Our success will substantially depend on our ability to develop and maintain strategic relationships. Our strategic relationships are relatively new, and we cannot be certain that any revenue will be derived from those arrangements. The amount and timing of resources that our strategic partners devote to our business is not within our control and our strategic partners may not perform their obligations as expected. In the event that any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business. We may also not be able to maintain or develop strategic relationships or to replace strategic partners. In addition, our current largest distribution partner, Siemens, recently announced that it had entered into an agreement to acquire Efficient Networks, one of our competitors. As a result, we do not know whether Siemens will devote adequate, if any, resources to work with us in the future.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. During the fourth quarter of 2000 and in the first quarter of 2001, we experienced significant personnel changes at the senior management level, including the hiring of a new Chief Executive Officer and Chairman of the Board, Chief Financial Officer and Vice President of Finance and Administration, Vice President of Worldwide Sales, and Vice President of Marketing. Although the Board has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill these and other senior management positions, the agreement is due to expire in August of 2003 and may be canceled at any time after February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our business, financial condition and results of operations. In addition, the loss of the services of any other key management personnel, or key sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

     In addition, recruiting qualified personnel in our industry is intensely competitive and time-consuming. In particular, we have experienced difficulty in hiring hardware, software, system and test and customer support engineers. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future. If we are not able to attract and retain the necessary personnel, we will not be able to operate and grow our business.

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

     We currently rely on Avnet, Inc., A-Plus Manufacturing and Arrow Electronics to build our products, and we are transitioning our contract services from Avnet to Fine Pitch Industries, Inc. We do not have internal manufacturing capabilities. Our reliance on these manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If Avnet, A-Plus, Arrow or Fine Pitch are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers, which could take more than six months. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would result in us having to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. Avnet, Arrow, A-Plus and Fine Pitch also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill our orders on a timely basis.

     We are currently transitioning to Fine Pitch for our manufacturing capability, but do not have a long term supply contract in place. In addition to the inherent risks associated with such a transition, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, our revenue may decline and our customer relationships may be damaged.

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

IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS.

     We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into a value-added reseller agreement with Solunet and OEM agreements with Siemens AG and Siemens ICN. While Siemens AG and its affiliates currently own approximately 18.1% of our outstanding shares, Siemens also sells products that compete with our products and recently announced that it had entered into an agreement to purchase Efficient Networks, one of our competitors. Accordingly, we cannot assure you that it will devote adequate resources to distributing our products. We also cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

IF INSTALLATION OF OUR MSAP CONCENTRATORS AT CENTRAL OFFICES ARE DELAYED, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE SALES.

     Our MSAP Concentrators are generally installed at carrier central offices. In many cases, deployment of our equipment at carrier central offices is intended to facilitate the provisioning of services that compete with the carrier's services. Therefore, carriers may have an incentive to withhold or delay installations of our MSAP concentrators. While we believe that current regulations and laws require these carriers to cooperate in allowing installation of our equipment, any delay, whether justified or not, will adversely affect our customers' ability to deploy our equipment, which in turn would adversely affect our reputation and result in lost sales. This would result in a material adverse effect on our business, results of operations and financial condition.

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

     - international telecommunications market;

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

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

     Our products are highly technical and are designed for deployment in very large and complex networks. Although we thoroughly test our products, because of their nature, they can only be fully tested when deployed in live networks that generate high amounts of voice and/or data traffic. Because of our short operating history, our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in:

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

IF OUR PRODUCTS CONTAIN DEFECTS, WE COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS AND DAMAGE TO OUR REPUTATION.

     Because our products are designed to provide critical communications services, we may be subject to significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims resulting from a defect in one or more of our products. Although we believe that we maintain adequate product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not be sufficient to cover us against all possible liability. Liability claims could also require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

     As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. From time to time we may also need to write-off excess and obsolete inventory. We recorded charges totaling $8.4 million during the fourth quarter of 2000 to take into consideration excess inventory levels and obsolete inventory. If we incur substantial development, sales, marketing and inventory expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

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

     Although we are not aware of any material intellectual property claims against us, we may be a party to litigation in the future. We also cannot assure you that we would prevail in any such actions, given their complex technical issues and inherent uncertainties. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

              RISKS ASSOCIATED WITH THE BROADBAND ACCESS INDUSTRY

INTENSE COMPETITION COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The market for multiservice broadband access products is highly competitive. We compete directly with numerous companies, including Alcatel SA, Cisco Systems, Inc., CopperCom, Inc., Copper Mountain Networks, Inc., Jetstream Communications, Inc., Lucent Technologies, Inc., Nokia, Nortel Networks, Inc., Tollbridge Technologies, Inc. and Zhone Technologies. Many of our current and potential competitors have longer operating histories, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or even render our products obsolete. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors. In addition, due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition.

     The markets in which we compete are characterized by increasing consolidation, as exemplified by the pending acquisition of Efficient Networks by Siemens and the acquisitions of Promatory Communications, Inc., by Nortel Networks and PairGain Technologies, Inc. by ADC Telecommunications, Inc. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry. Additionally, because we may be dependent on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects. For instance, Siemens has been a significant distribution channel for our products but we do not know if Siemens will provide adequate, if any, resources to work with us in the future, in light of Siemens' recently announced agreement to acquire Efficient Networks, one of our competitors. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors, thereby obtaining new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and schedule(s) required by Regulation S-X, are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to our directors and executive officers as of April 30, 2001:

                NAME                   AGE                    POSITION(S)
                ----                   ---                    -----------
Gary J. Sbona........................  57    Chairman, Chief Executive Officer, and
                                             Director
H. Michael Hogan III.................  38    Vice President, Finance and Administration,
                                             Chief Financial Officer and Secretary
Pete S. Patel........................  48    Senior Vice President, Engineering and
                                             Operations
Benjamin DiLello.....................  46    Vice President, Worldwide Sales and Marketing
Brig. Gen. H.R. Johnson USAF           77    Director
  (Ret.).............................
Steven M. Krausz.....................  46    Director
Robert F. Kuhling Jr.................  46    Director
Anthony T. Maher.....................  56    Director
Peter T. Morris......................  44    Director
Lip-Bu Tan...........................  41    Director

     The following is a brief description of the capacities in which each of the directors and executive officers served or has served at our company as well as their other business experience during the past five years.

     GARY J. SBONA has served as our Chairman and Chief Executive Officer since February 2001. Since 1974, Mr. Sbona has also served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, an international turnaround management firm that is currently providing our company with management services. Mr. Sbona also serves as Chairman and Chief Executive Officer of Verity, Inc., a publicly traded software company, specializing in knowledge retrieval software and as Chairman and Chief Executive Officer of Auspex Systems, Inc., a publicly traded, network-attached storage company. Since 1999, Mr. Sbona has served as a director of 3D Systems Corporation, a publicly traded mass customization equipment manufacturer. Since 1974, Mr. Sbona has held positions as an officer and/or director of numerous publicly and privately held companies.

     H. MICHAEL HOGAN III has been our Vice President, Finance and Administration, our Chief Financial Officer and our Secretary since February 2001. Prior to joining us, Mr. Hogan has served as Senior Vice President, Chief Financial Officer of 3D Systems Corporation since September 1999 when he joined them as part of the management team provided by Regent Pacific. Mr. Hogan has been a Principal of Regent Pacific since 1996. Mr. Hogan holds a B.A. from Colgate University and is a Certified Insolvency Reorganization Accountant and a Certified Turnaround Professional.

     PETE S. PATEL has been our Senior Vice President, Engineering and Operations since April 2001, and our Vice President, Operations since April 1999. Prior to joining us, Mr. Patel held various senior management positions at Advanced Fibre Communications, a telecommunications company, including Vice President of Operations from May 1998 to April 1999, Director of Operations from June 1997 to May 1998, Director of Design Verification and Test Engineering from May 1996 to June 1997, and Senior Test Engineering Manager from August 1995 to May 1996. From February 1988 to August 1995, Mr. Patel held various management positions at DSC Communications Corporation, a telecommunications company. Mr. Patel holds a F.Y.B.Sc. in Science from Gujarat University, India and a B.V.Sc. and A.H. from Gujarat Agricultural University, India.

     BENJAMIN DILELLO has been our Vice President, Worldwide Sales and Marketing since February 2001. Prior to joining us, Mr. DiLello has held positions as an officer and senior vice president of world-wide sales of several Regent Pacific client companies. Mr. DiLello has been a principal of Regent Pacific since 1995. Mr. DiLello holds a B.S. from Rider University.

     BRIG. GEN. H.R. JOHNSON, USAF (RET.) has served as a director of our company since March 1997. His current board memberships include Teuza Venture Fund, an Israeli venture fund, and several private companies. Since March of 1999, General Johnson has been the President of H.R. Johnson and Associates, where he provides technology strategy and consulting services for various technology corporations. Previously, General Johnson was the Senior Vice President of Business Development of Fairchild Corporation, an aerospace and technology company. General Johnson has an M.B.A. from George Washington University and a B.S. in Military Science from the University of Maryland.

     STEVEN M. KRAUSZ has served as a director of our company since May 1997. Mr. Krausz has been a general partner of several venture capital funds affiliated with U.S. Venture Partners, a venture capital firm, since August 1985. He also serves as a director of Verity, Inc., a provider of knowledge retrieval software products, and several private companies. Mr. Krausz serves on our board as a representative of U.S. Venture Partners. Mr. Krausz holds an M.B.A. and a B.S. in Electrical Engineering from Stanford University.

     ROBERT F. KUHLING, JR. has served as a director of our company since May 1998. Mr. Kuhling has been a managing director and general partner of several venture capital funds managed by ONSET Ventures, a venture capital firm, since 1987. He also serves as a director of Curon Medical, a developer and manufacturer of medical devices for the treatment of digestive system disorders, Euphonix, Inc., a developer of professional audio equipment, Gadzoox Networks, Inc., a storage area networking company, and several private companies. Mr. Kuhling serves on our board as a representative of ONSET Ventures. Mr. Kuhling holds an M.B.A. from Harvard University and an A.B. in economics from Hamilton College.

     ANTHONY T. MAHER has served as a director of our company since February 1999. Since May 1978, Mr. Maher has held various executive positions within the Siemens Public Communication Networks Group of Siemens AG, a network equipment provider, including as a member of the board of directors from October 1997 to present, Executive Director for Access Networks from October 1995 to September 1997, and Executive Director of Worldwide Product Planning from January 1993 to September 1995. Mr. Maher is currently a member of the board of Siemens ICN, Efficient Networks, Inc., a networking and communications company, Floware Wireless Systems Ltd., a provider of broadband wireless access communications systems, and several private companies. Mr. Maher serves on our board as a representative of Siemens AG. Mr. Maher holds an M.S. in Electrical Engineering and Solid State Physics and a B.S. in Electrical Engineering from the University of Illinois.

     PETER T. MORRIS has served as a director of our company since May 1997. Mr. Morris is a general partner at New Enterprise Associates, a venture capital firm, where he has been employed since 1992. He also serves as a director of Alliance Fiber Optic Products, Inc. a fiber optic company, Gadzoox Networks, Packeteer, Inc., a bandwidth management software company, Virata Corporation, a DSL chip provider, and several private companies. Mr. Morris serves on our board as a representative of New Enterprise Associates. Mr. Morris holds an M.B.A. and a B.S. in Electrical Engineering from Stanford University.

     LIP-BU TAN has served as a director of our company since October 1999. Mr. Tan is a general partner of the Walden Group and Chairman of Walden International Investment Group. He also serves as a director of Creative Technology Ltd., a multimedia product and peripheral company, MediaRing.com, Inc., a provider of Web-based voice communication services, Integrated Silicon Solution, Inc., a designer of high-performance memory devices, and several private companies. Mr. Tan serves on our board as a representative of The Walden International Investment Group. Mr. Tan holds an M.B.A. from the University of San Francisco, an M.S. in Nuclear Engineering from Massachusetts Institute of Technology and a B.S. in Physics from Nanyang University, Singapore.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of
Section 16(a) reports which we received from such persons for their 2000 fiscal year transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 fiscal year, we believe that all reporting requirements under
Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned for services rendered during the 1999 and 2000 fiscal years by our Chief Executive Officer for the 2000 fiscal year and each of our four other most highly compensated executive officers whose salary and bonus for the 2000 fiscal year was in excess of $100,000. In addition, Mr. Vogt is also included in the table because he would have been among our four most highly compensated executive officers on the last day of the 2000 fiscal year had he not resigned earlier during that year. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2000 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals are sometimes referred to herein as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                             ANNUAL COMPENSATION         ------------------------------------
                                        ------------------------------           AWARDS
                                                                OTHER    -----------------------
                                                               ANNUAL    RESTRICTED   SECURITIES    PAYOUTS
                                                               COMPEN-     STOCK      UNDERLYING   ----------   ALL OTHER
      NAME AND PRINCIPAL                                       SATION      AWARD       OPTIONS/       LTIP       COMPEN-
           POSITION              YEAR   SALARY($)   BONUS($)   ($)(1)      (S)($)      SARS(#)     PAYOUTS($)   SATION($)
      ------------------         ----   ---------   --------   -------   ----------   ----------   ----------   ---------
Suresh Nihalani................  2000   $244,608         --    $19,994       --           --           --           --
  Chief Executive Officer(2)     1999   $218,400         --        --        --           --           --           --
Hitendra Sonny Soni............  2000   $150,000    $70,000    $5,537        --           --           --           --
  V.P., Business Development(3)  1999   $102,159    $76,881        --        --           --           --           --
Kiran P. Munj..................  2000   $163,013         --    $7,199        --           --           --           --
  V.P., Hardware Engineering     1999   $285,000         --        --        --           --           --           --
Frederic T. Boyer..............  2000   $157,820         --    $3,545        --           --           --           --
  Chief Financial Officer(4)     1999   $151,750         --        --        --           --           --           --
Pete S. Patel..................  2000   $159,000         --    $  879        --           --           --           --
  V.P. Operations                1999   $108,928         --        --        --           --           --           --
Charles D. Vogt................  2000   $202,841    $83,242    $4,691        --           --           --           --
  Vice President,                1999   $ 24,715         --        --        --           --           --           --
  Worldwide Sales(5)

---------------
(1) Vacation earned over the cap over the past three years, as the case may be, was paid out in cash in 2000.

(2) Mr. Nihalani resigned from his positions as Chairman, Chief Executive Officer and director in February 2001. However, Mr. Nihalani will continue to receive monthly salary payments of $13,590.00 through February 2002 at which time his employment will terminate. In addition, Mr. Nihalani received a one-time lump sum separation payment of $98,536.00 and accrued vacation of $17,836.89 at the time of his resignation.

(3) Mr. Soni terminated his employment with the Company as Vice President, Business Development in April 2001.

(4) Mr. Boyer terminated his employment with the Company as Vice President, Finance and Administration and Chief Financial Officer in February 2001.

(5) Mr. Vogt resigned from his position as Vice President, Worldwide Sales as of November 2000.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table contains information concerning the stock options granted to our named executive officers during the 2000 fiscal year. All the grants were made under our Stock Option/Stock Issuance Plan. No stock appreciation rights were granted to the named executive officers during such fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                            --------------------------------------------------
                            NUMBER OF     % OF TOTAL                             POTENTIAL REALIZABLE VALUE AT ASSUMED
                            SECURITIES     OPTIONS                                    ANNUAL RATES OF STOCK PRICE
                            UNDERLYING    GRANTED TO    EXERCISE                    APPRECIATION FOR OPTION TERM(1)
                             OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   -------------------------------------
           NAME              GRANTED     FISCAL YEAR    PER SHARE      DATE        0%(2)          5%           10%
           ----             ----------   ------------   ---------   ----------   ----------   ----------   -----------
Suresh Nihalani(3)........   690,200        17.32%        7.00       01/09/10    2,415,700    6,971,020    13,962,746
Frederic T. Boyer.........        --           --           --             --           --           --            --
Kiran P. Munj.............   159,800         4.12%        7.00       01/09/10      559,300    1,613,980     3,231,955
Pete S. Patel.............    60,000         1.51%        7.00       01/09/10      210,000      606,000     1,213,500
Hitenda Sonny Soni........    40,000         1.03%        7.00       01/09/10      140,000      404,000       809,200
Charles D. Vogt...........        --           --           --             --           --           --            --

---------------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.

(2) Based on the deemed fair market value of our common stock as of January 10, 2000, as subsequently determined for accounting purposes to be approximately $10.50 per share.

(3) Mr. Nihalani's options vest in accordance with their terms while he remains an employee with us up to a maximum of 359,479 vested shares. Any of his options which vest after February 13, 2001 and are exercised after May 13, 2001 will be treated as non-qualified stock options.

     All of the options have a term of ten years and vest over four years, with 25% of the option shares vesting one year after the option grant date and the remaining option shares vesting in a series of equal monthly installments over the succeeding 36 months. The exercise price was determined by the Board to be equal to the fair value of the common stock on the date of grant.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUE

     The following table provides information, with respect to our named executive officers, concerning the exercise of options during the 2000 fiscal year and unexercised options held by them at the end of that fiscal year. None of our named executive officers exercised any stock appreciation rights during the 2000 fiscal year and no stock appreciation rights were held by our named executive officers at the end of such year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                               OPTIONS AT FISCAL            IN-THE-MONEY OPTIONS
                                                                  YEAR END(#)             AT FISCAL YEAR END($)(2)
                       SHARES ACQUIRED       VALUE        ---------------------------   ----------------------------
        NAME           ON EXERCISE(#)    REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
        ----           ---------------   --------------   -----------   -------------   ------------   -------------
Suresh Nihalani(3)...           --                 --       690,200           --                 --          --
Frederic T. Boyer....           --                 --       300,000           --        $789,360.00          --
Kiran P. Munj........           --                 --       159,800           --                 --          --
Pete S. Patel........           --                 --       187,500           --        $278,103.00          --
Hitenda Sonny Soni...           --                 --        40,000           --                 --          --
Charles D. Vogt......      104,000        $118,248.00            --           --                 --          --

---------------
(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

(2) Based upon the market price of $2.7812 per share, determined on the basis of the closing selling price per share of Common Stock on the Nasdaq National Market on December 30, 2001, less the option exercise price payable per share.

(3) Mr. Nihalani's options are exercisable and vest in accordance with their terms while he remains an employee with us up to a maximum of 359,479 vested shares.

     All of the options in the above table were immediately exercisable on the date of grant, but are subject to our right of repurchase which lapses periodically over time.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

     We do not have any existing employment agreements with any of our named executive officers. Accordingly, our Board of Directors may terminate the employment of any named executive officer at any time at its discretion.

     The compensation committee of the Board of Directors, as the plan administrator of the 2000 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of our company or the subsequent termination of the officer's employment following the change in control event.

     We entered into a Separation Agreement and Consulting Agreement with Mr. Nihalani, in connection with his resignation as Chief Executive Officer and Chairman in February 2001. See "Item 13 -- Certain Relationships and Related Transactions" for more information on this agreement.

     In February 2001, we appointed Gary J. Sbona as our Chairman of the Board and Chief Executive Officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is chairman and chief executive officer. See "Item 13 -- Certain Relationships and Related Transactions" for more information on this agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our compensation committee currently consists of Messrs. Kuhling and Morris. Neither of these individuals was an officer or employee of our company at any time during the 2000 fiscal year or at any other time.

     No current executive officer of our company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2001, by

     - all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of our common stock;

     - each director and nominee for director;

     - the executive officers named in the Summary Compensation Table of the Executive section of this Form 10-K; and

     - all current directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares of common stock subject to options held by that person that are exercisable within 60 days of March 31, 2001, these shares are deemed outstanding for the purpose of determining the percentage ownership of the optionee. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other stockholder. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge, the person named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 301 Science Drive, Moorpark, California 93021. As of March 31, 2001, we had 50,530,972 shares of common stock outstanding.

                                                             NUMBER OF SHARES     PERCENTAGE OF SHARES
                 NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED     BENEFICIALLY OWNED
                 ------------------------                   ------------------    --------------------
NAMED EXECUTIVE OFFICERS & DIRECTORS
  Suresh Nihalani(1)......................................       5,797,388                11.3
  Frederic T. Boyer(2)....................................         143,750                   *
  Kiran P. Munj(3)........................................       1,370,342                 2.7
  Pete S. Patel(4)........................................         247,953                   *
  Hitendra Sonny Soni(5)..................................         457,953                   *
  Charles D. Vogt(6)......................................              --                   *
  Gary K. Sbona(7)........................................         970,149                 1.9
  Brig. Gen. H. R. Johnson USAF (Ret.)(8).................         187,500                   *
  Steven M. Krausz(9).....................................       6,653,473                13.2
  Robert F. Kuhling, Jr.(10)..............................       3,329,105                 6.6
  Anthony T. Maher(11)....................................       9,205,648                18.2
  Peter T. Morris(12).....................................       3,935,632                 7.8
  Lip-Bu Tan(13)..........................................       3,045,634                 6.0
  All directors and executive officers as a group (13
     persons)(14).........................................      35,344,527                66.7

                                                             NUMBER OF SHARES     PERCENTAGE OF SHARES
                 NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED     BENEFICIALLY OWNED
                 ------------------------                   ------------------    --------------------
OTHER 5% STOCKHOLDERS
  Entities associated with Siemens AG(15).................       9,142,648                18.1
     Hofmannstrasse 51, D-81359
     Munich, Germany
  Entities associated with New Enterprise
     Associates(16).......................................       4,055,632                 8.0
     2490 Sand Hill Road
     Menlo Park, CA 94025
  Entities affiliated with U.S. Venture Partners(17)......       6,623,473                13.1
     2180 Sand Hill Road, Suite 300
     Menlo Park, CA 94025
  Onset Enterprise Associates III, L.P....................       3,297,105                 6.5
     2490 Sand Hill Road
     Menlo Park, CA 94025
  Entities affiliated with The Walden Group(18)...........       3,013,134                 6.0
     750 Battery Street, Seventh Floor
     San Francisco, CA 94111

---------------
 *  Represents less than 1% of the total shares.

 (1) Includes (a) 690,200 shares issuable upon the exercise of immediately exercisable options granted to Mr. Nihalani, (b)4,784,502 shares held by a trust of which Mr. Nihalani and his wife are co-trustees, (c) 8,400 shares held by other members of Mr. Nihalani's immediate family, and (d) 314,286 shares held by Mr. Nihalani as trustee of a grantor retained annuity trust. Mr. Nihalani resigned as our Chairman and Chief Executive Officer in February 2001.

 (2) Includes 143,750 shares issuable upon exercise of immediately exercisable options. Mr. Boyer terminated his employment with the us in February 2001.

 (3) Includes 159,800 shares issuable upon the exercise of immediately exercisable options and 57,142 shares held as trustee of two irrevocable trusts.

 (4) Includes 187,500 shares issuable upon the exercise of immediately exercisable options.

 (5) Includes 40,000 shares issuable upon the exercise of immediately exercisable options. Mr. Soni resigned in April 2001.

 (6) Mr. Vogt resigned in November 2000.

 (7) Includes 970,149 shares issuable upon the exercise of options which are immediately exercisable or exercisable within 60 days of March 31, 2001.

 (8) Includes 20,000 shares issuable upon the exercise of immediately exercisable options and 500 shares held by his wife. Also includes 40,000 shares held by his daughter Candace Maria Johnson. Gen. Johnson holds a power of attorney with respect to the voting and disposition of such shares, but disclaims beneficial ownership of such shares.

 (9) Includes 30,000 shares issuable upon the exercise of immediately exercisable options. Also includes (a) 5,785,560 shares owned by U.S. Venture Partners V, L.P. ("USVP V"), (b) 321,420 shares owned by USVP V International, L.P. ("V Int'l"), (c) 179,995 shares owned by 2180 Associates Fund V, L.P. ("2180V"), (d) 141,425 shares owned by USVP V Entrepreneur Partners, L.P. ("EP V"), (e) 187,270 shares owned by U.S. Venture Partners VII, L.P. ("USVP VII"), (f) 3,901 shares owned by 2180 Associates Fund VII, L.P. ("2180 VII"), (g) 1,951 shares owned by USVP Entrepreneur Partners Fund VII-A, L.P. ("EP VII-A") and (h) 1,951 shares owned by USVP Entrepreneur Partners Fund VII-B, L.P. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ("PMG V") and Presidio Management Group VII, L.L.C. ("PMG VII"). PMG V is the general partner of each of USVP V, V Int'l, 2180 V and EP V. PMG VII is the general partner of USVP VII. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V INT'L, 2180 V, EP V and USVP VII, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein.

(10) Includes 30,000 shares issuable upon the exercise of immediately exercisable options. Also includes 3,297,105 shares held by ONSET Enterprise Associates III, L.P. ("Onset"). Mr. Kuhling is the managing director of OEA III Management, LLC, the general partner of Onset and, as such, may be deemed to exercise voting and dispositive power over the shares held by Onset. Mr. Kuhling disclaims beneficial ownership of such shares except as to his proportionate interest therein.

(11) Includes 60,000 shares issuable upon the exercise of immediately exercisable options. Also includes 9,114,073 shares held by Siemens AG and 28,575 shares issuable upon exercise of a warrant held by Siemens ICN. Mr. Maher is of the board of Siemens ICN. Mr. Maher disclaims beneficial ownership of the shares underlying the warrant held by Siemens ICN.

(12) Includes 30,000 shares issuable upon the exercise of immediately exercisable options. Also includes 3,905,632 shares held by New Enterprise Associates VII, L.P. ("NEA VII"). Mr. Morris is a general partner of NEA
     VII. Mr. Morris disclaims beneficial ownership in such shares, except to the extent of his proportionate partnership interest therein.

(13) Includes 30,000 shares issuable upon the exercise of immediately exercised options held by Mr. Tan and 2,500 shares held by a trust of which Mr. Tan is a co-trustee. Also includes (a) 544,000 shares owned by Walden-SBIC, L.P., (b) 136,000 shares owned by Walden Technology Ventures II, L.P., (c) 600,000 shares owned by Walden Media Information Technology Fund, L.P., (d) 239,823 shares owned by Walden EDB Partners, L.P., (e) 15,882 shares owned by Walden EDB Partners II, L.P., (f) 240436 shares owned by Walden Japan Partners, L.P., (g) 727,644 shares owned by Pacven Walden Ventures III, L.P. and (h) 509,349 shares owned by Walden-Nikko Mauritius Co. Mr. Tan is a general partner of each of the above entities, with the exceptions of (1) Pacven Walden Ventures III, L.P., of which he is a director of Pacven Walden Management Co, Ltd., which is a general partner of Pacven Walden Management L.P., which is a general partner of Pacven Walden Ventures III, L.P. and (2) Walden-Nikko Mauritius, of which he is a director. Mr. Tan disclaims beneficial interest in such shares, except to the extent of his pecuniary interest therein, arising as a result of his partnership interests in the above shares.

(14) Includes (a) 9,114,073 shares held by Siemens AG and (b) 28,575 shares issuable upon exercise of a warrant held by Siemens ICN. Siemens AG is the parent company of Siemens ICN and, as such, may be deemed to exercise voting and dispositive power over the shares held by Siemens ICN.

(15) Includes (a) 3,905,632 shares held by NEA VII and (b) 150,000 shares held by NEA Presidents Fund, L.P.

(16) Includes (a) 5,785,560 shares owned by USVP V, (b) 321,420 shares owned by V Int'l, (c) 179,995 shares owned by 2180V, (d) 141,425 shares owned by EP V, and (e) 187,270 shares owned by USVP VII and (f) 3,901 shares owned by 2180 VII, 1,951 shares owned by EP VII-A and 1,951 shares owned by EP VII-B.

(17) Includes (a) 544,000 shares owned by Walden-SBIC, L.P., (b) 136,000 shares owned by Walden Technology Ventures II, L.P., (c) 600,000 shares owned by Walden Media Information Technology Fund, L.P., (d) 239,823 shares owned by Walden EDB Partners, L.P., (e) 15,882 shares owned by Walden EDB Partners II, L.P., (f) 240,436 shares owned by Walden Japan Partners, L.P., (g) 727,644 shares owned by Pacven Walden Ventures III, L.P. and (h) 509,349 shares owned by Walden-Nikko Mauritius Co.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, we have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such director against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the company (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

     In October 2000 we entered into an amendment to our OEM agreement with Siemens ICN, a wholly-owned subsidiary of Siemens AG. In December 2000 we entered into a second amendment to this agreement. In December 2000, we entered into a guaranty and loan purchase agreement with Siemens Financial Services, Inc., an affiliate of Siemens AG, whereby we agreed to guarantee a portion of the loan between WCI Capital Corp. and Siemens Financial Services to facilitate the purchase of our product by Siemens for sale to Winstar Communications.

     We entered into a Separation and Consulting Agreement with Mr. Nihalani after he resigned from his positions as Chairman, Chief Executive Officer and director in February 2001. Pursuant to the terms of this agreement, Mr. Nihalani will remain an employee of the Company and provide consulting to the new management through February 2002. We will continue to pay him monthly salary payments of $13,590.00 through February 2002. In addition, we paid Mr. Nihalani a one-time lump sum separation payment of $98,536.00 and accrual vacation of $17,836.89 at the time of his resignation. Upon the execution of this agreement, our purchase option lapsed with respect to Mr. Nihalani's shares that subject to that certain Founder/Employee Shareholder Agreement dated as of March 28, 1997, as amended.

     In February 2001, Mr. Gary J. Sbona was appointed as our Chairman of the Board and Chief Executive Officer, and we entered into a Retainer Agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to this agreement, Regent Pacific agreed to provide us management services, at a fee of $75,000 per week, including the services of Mr. Sbona, as Chief Executive Officer and Chairman, and other Regent Pacific personnel as part of our management team. The agreement has an 18 month term, with the first 12 months being non-cancelable, with an advance retainer of $300,000.

     In connection with Mr. Sbona's service as our Chairman and Chief Executive Officer, our Board of Directors granted Mr. Sbona an option to purchase 3,880,600 shares of our common stock at an exercise price of $1.938 per share. The option has a term of five years, and 323,383 of the shares subject to the option are immediately vested with the remaining shares vesting over eleven equal monthly installments. The option also provides for accelerated vesting in the event of the termination of Mr. Sbona's employment or the Regent Pacific contact without cause or upon a change in control.

     All future transactions between Accelerated Networks and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the company than could be obtained from unaffiliated third parties.

     All future transactions between Accelerated Networks and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

        See index to Consolidated Financial Statements on page F-1.

     (2) Financial Statement Schedules

          The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                  PAGE
                                                                  ----
    Report of Independent Accountants...........................  F-23
    Schedule II -- Valuation and Qualifying Accounts............  F-24

     (3) Exhibits

     The following exhibits are filed herewith or incorporated by reference.

 3.1*      Certificate of Incorporation of the Registrant.
 3.2*      Bylaws of the Registrant.
 4.1*      See Exhibit 3.1 and 3.2 for provisions of the Registrant's
           Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant's common stock. See Exhibit
           10.8 for the rights of certain holders of registration
           rights.
 4.2*      Specimen common stock certificate.
10.1*      Founder/Employee/Shareholder Agreement between the
           Registrant and Suresh Nihalani, as amended.
10.2*      Founder/Employee/Shareholder Agreement between the
           Registrant and Kiran Munj, as amended.
10.3*      Series A Preferred Stock Purchase Agreement dated as of May
           30, 1997, among the Registrant and certain investors
           thereto.
10.4*      Series B Preferred Stock Purchase Agreement dated as of May
           15, 1998, among the Registrant and certain investors
           thereto.
10.5*      Series C Preferred Stock Purchase Agreement dated as of
           February 24, 1999, among the Registrant and Siemens AG.
10.6*      Warrant Purchase Agreement dated as of December 16, 1999, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.7*      Form of Series D Preferred Stock Purchase Agreement.
10.8*      Second Restated Investors' Rights Agreement dated as of
           February 18, 2000, as amended among the Registrant and
           certain of its stockholders.
10.9*      1997 Stock Option/Stock Issuance Plan
10.10*     2000 Stock Incentive Plan.
10.11*     Employee Stock Purchase Plan.
10.12+*    Product Procurement Agreement dated as of April 21, 1999, by and between the Registrant and CTC Communications Group,
           Inc.
10.13+*    Product Purchase and Sale Agreement dated as of August 1,
           1999, by and between the Registrant and FirstWorld
           Communications.
10.14+*    Materials and Manufacturing Agreement Board Assembly
           Agreement dated as of March 15, 1999, by and between the
           Registrant and the Semiconductor Group of Arrow Electronics,
           Inc., as amended.
10.15+*    Standard Agreement dated as of June 1, 1999, by and between the Registrant and Power-One, Inc.

10.16+*    Value-Added Product Sale Agreement dated as of March 12,
           1999, by and between the Registrant and AVNET Electronics
           Marketing, a Group of Avnet, Inc.
10.17*     Agreement for Purchase of Products dated as of January 21,
           1999, by and between the Registrant and Siemens Information and Communication Networks, Inc.
10.17.1    Amendment No. 1 to that certain Agreement for Purchase of
           Products-OEM Agreement, dated as of October 16, 2000, by and between the Registrant and Siemens Information and
           Communication Networks, Inc. (Incorporated by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on Form
           10-Q filed on November 14, 2000).
10.17.2    Amendment No. 2 to that certain Agreement for Purchase of
           Products-OEM Agreement, dated as of December 1, 2000, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.18*     Service Level Agreement dated as of March 25, 1999, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.19*     Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific
           III, L.L.C.
10.20*     Memorandum of Understanding dated as of January 13, 1999 by and between Mr. Viren T. Ranjan and Accelerated Networks
           (India) Private Limited.
10.21*     Standard Industrial/Commercial Single-Tenant Lease-Gross
           dated as of May 28, 1998, by and between the Registrant and
           Robert B. Reingold, Trustee for Reingold Trust #21328.
10.22+*    Licensing Agreement dated as of July 15, 1998, as amended, by and between the Registrant and Ditech Communications
           Corporation.
10.23+*    OEM Orbix Development and Runtime Agreement dated December
           17, 1999, by and between the Registrant and IONA.
10.24+*    Letter Agreement regarding licenses dated as December 30,
           1999 by and between the Registrant and WindRiver Systems,
           Inc.
10.25*     Form of Director Indemnification Agreement.
10.26*     Revolving Credit Loan and Security Agreement (Accounts and
           Equipment Loans) dated as of June 1, 1999, by and between
           the Registrant and Comerica Bank -- California.
10.27*     Senior Loan and Security Agreement No. L6244 dated as of May
           28, 1999, by and between the Registrant and Phoenix Leasing
           Incorporated.
10.28+*    Product Purchase and Sale Agreement dated as of February 23,
           2000, by and between the Registrant and UniDial
           Communications, Inc.
10.29*     Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and
           Tyler Pacific III, LLC.
10.30*     Memorandum of Understanding dated as of May 10, 2000, by and between Registrant and US WEST Internet Ventures, Inc.
10.31*     Common Stock Subscription Agreement dated as of May 15,
           2000, by and between the Registrant and US WEST Internet
           Ventures, Inc.
10.32*     Agreement for Purchase of Products dated as of May 15, 2000, by and between the Registrant and Siemens AG.
10.33+     Mini-OSS Software License, Development and Distribution
           Agreement dated as of July 1, 2000, by and between the
           Registrant and Dorado Software, Inc. (Incorporated by
           reference to Exhibit 10.1 to the Registrant's Quarterly
           Report on Form 10-Q filed on November 14, 2000).
10.34      Guaranty and Loan Purchase Agreement dated as of December 6,
           2000, by and between the Registrant and Siemens Financial
           Services, Inc.
10.35      Retainer Agreement dated as of February 5, 2001 by and
           between the Registrant and Regent Pacific Management
           Corporation.
10.36      Employment Agreement dated as of February 12, 2001 by and
           between the Registrant and Gary Sbona.
10.37      Separation and Consulting Agreement and General Release
           dated March 16, 2001 by and between the Company and Suresh
           Nihalani.

11.1       Statement re: Computation of Per Share Earnings (included in
           Note 12 to the consolidated financial statements filed as
           part of this Annual Report on Form 10-K).
21.1*      List of Subsidiaries.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.

---------------
* Incorporated herein by reference to the similarly numbered exhibit on the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).

+ Confidential treatment has been requested and received for certain portions of this exhibit.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibits

     The exhibits filed as part of this report are listed in Item 14(a)(3) of this Form 10-K.

(d) Exhibits

     The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCELERATED NETWORKS, INC.

Date: May 8, 2001                         By:       /s/ GARY J. SBONA
                                            ------------------------------------
                                                       Gary J. Sbona
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                       TITLE                  DATE
                       ---------                                       -----                  ----

                   /s/ GARY J. SBONA                        Chief Executive Officer and    May 8, 2001
--------------------------------------------------------   Director (Principal Executive
                     Gary J. Sbona                                   Officer)

                /s/ H. MICHAEL HOGAN III                    Vice President, Finance and    May 8, 2001
--------------------------------------------------------     Administration and Chief
                  H. Michael Hogan III                     Financial Officer (Principal
                                                             Financial and Accounting
                                                                     Officer)

                    /s/ H.R. JOHNSON                                 Director              May 8, 2001
--------------------------------------------------------
          Brig. Gen. H.R. Johnson, USAF (Ret.)

                  /s/ STEVEN M. KRAUSZ                               Director              May 8, 2001
--------------------------------------------------------
                    Steven M. Krausz

                  /s/ PETER T. MORRIS                                Director              May 8, 2000
--------------------------------------------------------
                    Peter T. Morris

               /s/ ROBERT F. KUHLING, JR.                            Director              May 8, 2001
--------------------------------------------------------
                 Robert F. Kuhling, Jr.

                     /s/ LIP-BU TAN                                  Director              May 8, 2001
--------------------------------------------------------
                       Lip-Bu Tan

                           ACCELERATED NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)...   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

Financial Statement Schedules
Report of Independent Accountants...........................  F-23
Schedule II -- Valuation and Qualifying Accounts............  F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Accelerated Networks, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Accelerated Networks, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
May 1, 2001

                           ACCELERATED NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 62,194    $ 15,207
  Short-term investments....................................     7,913          --
  Accounts receivable, net of allowance for doubtful
     accounts of $760 and $110, respectively................     5,490       3,277
  Amounts due from related party............................    11,147       1,104
  Inventories...............................................     5,266       3,811
  Prepaid and other current assets..........................     1,570         296
                                                              --------    --------
          Total current assets..............................    93,580      23,695
Property and equipment, net.................................    10,164       4,840
Other assets................................................       199         143
                                                              --------    --------
          Total assets......................................  $103,943    $ 28,678
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 13,216    $  3,567
  Accrued payroll...........................................     1,708         756
  Capital lease obligations, current........................        97          28
  Credit facilities, current................................        --         884
  Deferred revenue..........................................     3,370         219
                                                              --------    --------
          Total current liabilities.........................    18,391       5,454
Capital lease obligations, net of current portion...........       168          13
Credit facilities, net of current portion...................        --       1,919
                                                              --------    --------
          Total liabilities.................................    18,559       7,386
                                                              --------    --------
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $.001 par value;
  31,946 shares authorized; 31,651 shares issued and
  outstanding at December 31, 1999..........................        --      49,857
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 5,000 shares authorized
     and none outstanding...................................        --          --
  Common stock, $.001 par value; authorized -- 200,000 and
     75,000 shares at December 31, 2000 and 1999,
     respectively; issued and outstanding -- 50,387 and
     10,166 shares at December 31, 2000 and 1999,
     respectively...........................................        50          10
  Additional paid-in capital................................   180,913      14,050
  Cumulative foreign currency translation adjustment........       (79)         --
  Deferred stock compensation...............................    (4,391)    (10,165)
  Accumulated deficit.......................................   (91,109)    (32,460)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    85,384     (28,565)
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $103,943    $ 28,678
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net revenue (includes related party revenue of $12,849 and
  $1,332 at December 31, 2000 and 1999, respectively)......  $ 34,228    $  8,466    $     --
Cost of revenue............................................    33,552       6,412          --
                                                             --------    --------    --------
Gross profit...............................................       676       2,054          --
                                                             --------    --------    --------
Operating expenses:
  Research and product development.........................    23,606      12,934       7,398
  Sales and marketing......................................    23,084       8,998       2,010
  General and administrative...............................     6,522       2,379         755
                                                             --------    --------    --------
          Total operating expenses.........................    53,212      24,311      10,163
                                                             --------    --------    --------
Loss from operations.......................................   (52,536)    (22,257)    (10,163)
                                                             --------    --------    --------
Other income (expense):
Interest income............................................     3,924       1,131         494
Interest expense...........................................      (154)       (100)        (41)
                                                             --------    --------    --------
                                                                3,770       1,031         453
                                                             --------    --------    --------
Loss before provision for income taxes.....................   (48,766)    (21,226)     (9,710)
Provision for income taxes.................................         1           1           1
                                                             --------    --------    --------
Net loss...................................................   (48,767)    (21,227)     (9,711)

Beneficial conversion feature..............................    (9,882)         --          --
                                                             --------    --------    --------
Net loss applicable to common stockholders.................  $(58,649)   $(21,227)   $ (9,711)
                                                             ========    ========    ========

Basic and diluted net loss per share applicable to common
  stockholders.............................................  $  (2.02)   $  (3.29)   $  (2.00)
                                                             --------    --------    --------

Weighted-average shares outstanding used to compute basic
  and diluted net loss per share applicable to common
  stockholders.............................................    29,106       6,447       4,853
                                                             ========    ========    ========

Amortization of stock-based compensation included in:
  Cost of revenues.........................................  $    216    $    100    $     --
  Research and product development.........................     2,270         873          20
  Sales and marketing......................................     2,190       1,498          31
  General and administrative...............................     1,564         632           1
                                                             --------    --------    --------
                                                             $  6,240    $  3,103    $     52
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (THOUSANDS)

                               COMMON STOCK                                                       ACCUMULATED         TOTAL
                              ---------------     ADDITIONAL      DEFERRED STOCK   ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                              SHARES   AMOUNT   PAID-IN CAPITAL    COMPENSATION      DEFICIT     INCOME (LOSS)   EQUITY (DEFICIT)
                              ------   ------   ---------------   --------------   -----------   -------------   ----------------
Balance at December 31,
  1997......................   7,072    $ 7        $    118          $  (101)       $ (1,522)        $ --            $ (1,498)
Exercise of stock options...   2,200      2             155               --              --           --                 157
Repurchase of unvested
  common stock..............    (100)    --              (5)              --              --           --                  (5)
Deferred stock
  compensation..............      --     --             716             (716)             --           --                  --
Amortization of deferred
  stock
  compensation..............      --     --              --               52              --           --                  52
Net loss....................      --     --              --               --          (9,711)          --              (9,711)
                              ------    ---        --------          -------        --------         ----            --------
Balance at December 31,
  1998......................   9,172      9             984             (765)        (11,233)          --             (11,005)
Exercise of stock options...   1,052      1             408               --              --           --                 409
Repurchase of unvested
  common stock..............     (58)    --              (6)              --              --           --                  (6)
Issuance of warrants........      --     --             161               --              --           --                 161
Deferred stock
  compensation..............      --     --          12,503          (12,503)             --           --                  --
Amortization of deferred
  stock
  compensation..............      --     --              --            3,103              --           --               3,103
Net loss....................      --     --              --               --         (21,227)          --             (21,227)
                              ------    ---        --------          -------        --------         ----            --------
Balance at December 31,
  1999......................  10,166     10          14,050          (10,165)        (32,460)          --             (28,565)
Issuance of common stock in
  connection with initial
  public offering, net......   4,800      5          65,307               --              --           --              65,312
Conversion of redeemable
  convertible preferred
  stock.....................  35,106     35          88,247               --              --           --              88,282
Issuance of warrants to US
  West......................      --     --           1,385               --              --           --               1,385
Issuance of shares pursuant
  to employee stock option
  exercises and employee
  stock purchase plan.......     630     --           1,846               --              --           --               1,846
Repurchase of unvested
  common stock..............    (315)    --            (270)              --              --           --                (270)
Beneficial conversion
  feature on Series D.......      --     --           9,882               --          (9,882)          --                  --
Deferred stock
  compensation..............      --     --           5,995           (5,995)             --           --                  --
Cancellation of unvested
  stock options.............                         (5,529)           5,529              --           --                  --
Amortization of deferred
  stock
  compensation..............      --     --              --            6,240              --           --               6,240
Foreign currency translation
  adjustment................      --     --              --               --              --          (79)                (79)
Net loss....................      --     --              --               --         (48,767)          --             (48,767)
                              ------    ---        --------          -------        --------         ----            --------
Balance at December 31,
  2000......................  50,387    $50        $180,913          $(4,391)       $(91,109)        $(79)           $ 85,384
                              ======    ===        ========          =======        ========         ====            ========

   The accompanying notes are an integral part of these financial statements.

                           ACCELERATED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Operating Activities:
  Net loss..................................................  $(48,767)   $(21,227)   $(9,711)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,817       1,028        283
    Provisions for bad debts................................       650         110         --
    Issuance of warrant in connection with purchase order...        --         161         --
    Issuance of warrant to US West..........................     1,385                     --
    Issuance of options for services........................        --          17         --
    Amortization of deferred stock compensation.............     6,240       3,103         52
    Changes in current assets and liabilities:
      Accounts receivable...................................   (12,906)     (4,491)        --
      Inventories...........................................    (1,455)     (3,811)        --
      Prepaid and other assets..............................    (1,330)         63       (464)
      Accounts payable and accrued expenses.................     9,649       1,674      1,771
      Accrued payroll.......................................       952         700         27
      Deferred revenue......................................     3,151         219         --
      Foreign currency translation adjustment...............       (79)         --         --
                                                              --------    --------    -------
         Net cash used in operation activities..............   (39,693)    (22,454)    (8,042)
                                                              --------    --------    -------
Investing activities:
  Purchase of available-for-sale securities.................    (7,913)     (2,000)    (5,954)
  Maturity of available-for-sale securities.................        --       7,954         --
  Purchase of property and equipment........................    (8,141)     (4,535)    (1,071)
                                                              --------    --------    -------
         Net cash provided by (used in) investing
           activities.......................................   (16,054)      1,419     (7,025)
                                                              --------    --------    -------
Financing activities:
  Proceeds from issuance of common stock....................    67,200          --         --
  Repurchase of common stock................................      (270)         (5)        (5)
  Proceeds from issuance of redeemable convertible preferred
    stock...................................................    38,425      30,000     14,481
  Offering costs, exclusive of underwriters' discount.......    (1,888)        (61)       (53)
  Proceeds from exercise of stock options and issuance of
    shares under stock purchase plan........................     1,846         391        158
  Payments under capital lease obligations..................       (79)        (57)       (48)
  Proceeds from credit facilities...........................        --       2,828        458
  Repayments on credit facilities...........................    (2,500)       (361)      (121)
                                                              --------    --------    -------
         Net cash provided by financing activities..........   102,734      32,735     14,870
                                                              --------    --------    -------
         Net increase (decrease) in cash and cash
           equivalents......................................    46,987      11,700       (197)
Cash and cash equivalents at beginning of year..............    15,207       3,507      3,704
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 62,194    $ 15,207    $ 3,507
                                                              ========    ========    =======
Supplemental disclosure of noncash transactions:
  Cash paid during the year for:
    Interest................................................  $    178    $    100    $    36
                                                              ========    ========    =======
    Income taxes............................................  $      1    $      1    $     1
                                                              ========    ========    =======
Supplemental disclosure of noncash transactions:
  Purchase of equipment under capital leases................  $     --    $     19    $   103
                                                              ========    ========    =======
  Return of equipment under capital lease...................  $     --    $     14    $    --
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND BASIS OF PRESENTATION

     Accelerated Networks, Inc. (the "Company") was incorporated in October 1996 as a California corporation. In January and May of 1999, the Company established two wholly-owned subsidiaries, Accelerated Networks (India) Private Limited, in Bangalore, India, and Accelerated Networks International Limited, in Mauritius, respectively. All significant intercompany accounts and transactions are eliminated in consolidation. Effective January 1, 1999, the Company began to operate under a thirteen-week calendar quarter. For financial statement purposes, however, the reporting periods are referred to as ended on the last day of the related reporting period. Prior to 1999, the Company operated under a calendar quarter. For the year ended dated December 31, 1999, there was no difference between the Company's reporting year end and the calendar year end.

     The Company develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. The Company's target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for the Company's products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of knowledge workers.

     Through December 31, 1998, the Company was considered to be in the development stage and was principally engaged in research and development, raising capital and building its management team. During 1999, the Company ceased to be in the development stage.

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses and negative operating cash flows since its inception. The Company has funded operations primarily through the sale of equity securities and debt borrowings. Management believes that the proceeds received through the sale of equity securities, available borrowings under its credit facility and revenue generated from operations will be adequate to support the Company's operations through December of 2001.

     In March 2000, the Company reincorporated in the state of Delaware. The effect of this reincorporation on the financial statements has been reflected for all periods presented.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates -- In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

     Short-Term Investments -- The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. To date, all short-term investments have been classified as held-to-maturity. At December 31, 2000, the Company's short-term investments consisted of high-grade (at purchase date) corporate bonds and government securities, which had maturities of less than one year. The aggregate fair value of the Company's short-term investments approximated their amortized cost basis. At December 31, 2000, unrealized gains and losses, computed using the specific-identification method, were not significant.

                           ACCELERATED NETWORKS, INC.

     Foreign Currency Translation -- Translation of foreign currencies are accounted for using the US Dollar as the functional currency of the Company's foreign subsidiaries, however books of record are maintained in the local currencies. Foreign currency translations occur during remeasurement of the books of record into the functional currency. The lower of cost or market value is applied to remeasure inventory not recorded in the functional currency. All other assets and liabilities are remeasured using the historical exchange rates, while revenue and expenses are translated using the average rates in effect for the period translated. The resulting gains and losses are included as a separate component of stockholders' equity (deficit). The Company recorded a loss on foreign currency translation of $79,000 for the year ended December 31, 2000. There were no such gains or losses in 1999.

     Inventories -- Inventories are stated at lower of cost (first in, first out) or market.

     Fair Value of Financial Instruments -- The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and amounts due under capital leases and credit facilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets of, generally, two to five years. Leasehold improvements and equipment under capital leases are depreciated over the shorter of the estimated useful life or the life of the lease. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Consolidated Statement of Operations.

     Long-Lived Assets -- The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on undiscounted cash flows or appraised values, depending upon the nature of the assets. To date, there have been no such impairments.

     Revenue Recognition -- Revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable and; (d) collectibility is reasonably assured. When contracts contain multiple elements wherein objective evidence exists for the value of undelivered elements, the Company accounts for the undelivered elements in accordance with the "Residual Method." The Company offers extended or additional post-contract support ("PCS") services to certain large customers consisting of software updates and technical support for products sold. PCS is deferred and recognized ratably over the expected term of the respective agreement, generally 12 to 15 months.

     The Company sells its products to end users through its direct sales force, as well as through distributors. The Company's arrangements with distributors may contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors when a right of return exists in accordance with the provisions set forth in Financial Accounting Standards Board (FASB) No. 48, "Revenue Recognition When Right of Return Exists." In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor's obligation to pay the Company is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by the Company; (e) the Company has no significant obligation

                           ACCELERATED NETWORKS, INC.

to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

     Deferred revenue consists primarily of deferrals for PCS, stock rotation rights and resale or recourse contingencies under specific arrangements with customers.

     Stock Compensation -- The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18.

     Advertising -- Advertising costs are expensed as incurred and amounted to $220,000, $132,000 and $48,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     Product Warranty Costs -- The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 2000 and December 31, 1999, accrued product warranty costs amounted to $492,000 and $201,000, respectively, and are included in accounts payable and accrued expenses.

     Software Development Costs -- Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, software costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, if greater. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of a beta version. To date, the period between achieving technological feasibility, and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant.

     Research and Product Development -- Costs incurred in the research and development of products are expensed as incurred.

     Income Taxes -- The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Net Loss Per Common Share -- The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to Common Stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share gives effect to Common Stock equivalents; however, potential Common Shares are excluded if their effect is antidilutive. Potential Common Shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

     Comprehensive Income -- The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net

                           ACCELERATED NETWORKS, INC.

assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. During the year ended December 31, 2000 there were no differences between the Company's net loss and its total comprehensive loss, except for foreign currency translation losses of $79,000. During the year ended December 31, 1999, there were no differences between the Company's net loss and total comprehensive loss.

     Reclassification -- Certain reclassifications have been made to prior years to conform with the 2000 presentation.

     Segments -- In 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company determined that it has operated within one discrete reportable business segment since inception.

     Recent Accounting Pronouncements -- In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The Company adopted the SOP No. 98-1 effective January 1, 1999. The implementation of SOP No. 98-1 did not have a material effect on the consolidated financial statements.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company adopted the SOP No. 98-5 effective January 1, 1999. The implementation of SOP No. 98-5 did not have a material effect on the consolidated financial statements.

     In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2000, the Company did not hold any derivative instruments or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No. 133 and 137.

     In December 1999, the SEC issued SAB No. 101, which provides guidance on revenue recognition. The Company adopted SAB No. 101 effective the fourth quarter of 2000. Under the provisions of SAB No. 101, a retroactive restatement of financial results is required if the effect of the adoption of SAB No. 101 is material. The implementation of SAB No. 101 did not have a material effect on current or prior period consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

 3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Raw materials...............................................  $1,651    $1,735
Work-in-process.............................................     925       710
Finished goods..............................................   2,690     1,366
                                                              ------    ------
                                                              $5,266    $3,811
                                                              ======    ======

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Computer equipment and software, including assets under
  capital leases of $127 at December 31, 2000 and 1999......  $ 3,525    $ 2,087
Machinery and equipment, including assets under capital
  leases of $19 at December 31, 2000 and 1999...............    9,237      3,339
Furniture and fixtures......................................      806        355
Leasehold improvements......................................      769        415
                                                              -------    -------
                                                               14,337      6,196
Less: Accumulated depreciation and amortization, including
  amounts related to assets under capital leases of $85 and
  $62 at December 31, 2000 and 1999, respectively...........   (4,173)    (1,356)
                                                              -------    -------
          Total.............................................  $10,164    $ 4,840
                                                              =======    =======

                           ACCELERATED NETWORKS, INC.

 5. INCOME TAXES

     The primary components of temporary differences which gave rise to deferred taxes at December 31 are:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 25,243    $ 11,666
  Accrued compensation and related expenses.................     4,039       1,877
  Allowances and reserves...................................     2,605         347
  Depreciation and amortization.............................       150          12
  Deferred revenue..........................................     1,628          --
  Other.....................................................       250         217
                                                              --------    --------
          Gross deferred tax assets.........................    33,915      14,119
Less: Valuation allowance...................................   (31,787)    (13,129)
                                                              --------    --------
          Net deferred tax assets...........................     2,128         990
                                                              --------    --------
Deferred tax liabilities:
  State taxes...............................................    (2,128)       (990)
                                                              --------    --------
          Gross deferred tax liabilities....................    (2,128)       (990)
                                                              --------    --------
  Net.......................................................  $     --    $     --
                                                              ========    ========

     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                              2000     1999     1998
                                                              ----     ----     ----
Federal tax benefit at statutory rate.......................   (35)%   (34)%    (34)%
State taxes, net of federal benefit.........................    (6)     (6)      (6)
Permanent differences.......................................     5      --       --
Adjustment due to increase in valuation allowance...........    36      41       39
                                                              ----     ---      ---
Other.......................................................    --      (1)       1
                                                              ----     ---      ---
                                                                --      --       --
                                                              ====     ===      ===

     As a result of the Company's loss history, management believes a valuation allowance for the entire net deferred tax assets, after considering deferred tax liabilities, is required. The change in the valuation allowance was an increase of approximately $14,897,000 and $8,707,000 in 2000 and 1999, respectively. As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $57,421,000 and $57,344,000 for which expiration begins in 2012 and 2005, respectively. Due to changes in ownership, the Company may be limited in the annual utilization of its net operating loss carryforwards.

 6. CREDIT FACILITIES

     In May 1999, the Company executed a Senior Loan and Security Agreement (the "Agreement") with a lender under which the Company can refinance up to $1,500,000 of qualified equipment purchases through the end of May 2000. During August 1999, the Company utilized the Agreement to execute one individual note with the lender for approximately $328,000. The note bears interest at approximately 15% per annum, matures in February 2003 if not renewed, is collateralized by the purchased equipment and is payable in 41 monthly installments of principal and interest. At the maturity date of the note, the Company has the option to either extend the note for an additional 12 months or make one final lump sum payment.

                           ACCELERATED NETWORKS, INC.

     At December 31, 2000, the outstanding principal was approximately $265,000, of which approximately $97,000 was current.

     In June 1999, the Company executed a $6,500,000 credit facility (the "Facility") with a bank. The Facility consisted of an eighteen-month, $4,000,000 revolving line of credit (the "Revolver") for general business purposes and a twelve-month, $2,500,000 line of credit (the "Equipment Line") to finance specified equipment purchases, respectively. At December 31, 1999, amounts outstanding under the Equipment Line totaled $2,500,000, of which approximately $833,000 was current. In July 2000, the Company repaid borrowings under the Facility in full.

 7. CONCENTRATION OF CREDIT RISK AND SUPPLIERS, SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions; at times, such balances with any one financial institution may exceed FDIC insurance limits. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company extends differing levels of credit to customers and generally does not require collateral. The Company maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. To date, such losses have been within management's expectations.

     The Company currently relies on a limited number of suppliers to manufacture its products. The Company does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could take more than six months and reduce the supply of products available to customers and result in a possible loss of sales, which would affect operating results adversely.

     Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

                                                   DECEMBER 31, 2000                              DECEMBER 31, 1999
                                      --------------------------------------------   --------------------------------------------
                                                                           % OF                                           % OF
                                        NET     % OF NET    ACCOUNTS     ACCOUNTS      NET     % OF NET    ACCOUNTS     ACCOUNTS
                                      REVENUE   REVENUE    RECEIVABLE   RECEIVABLE   REVENUE   REVENUE    RECEIVABLE   RECEIVABLE
                                      -------   --------   ----------   ----------   -------   --------   ----------   ----------
Customer A..........................  $ 8,803      26%      $ 3,113         19%      $4,565       54%       $2,923         67%
Customer B..........................    1,131       3%           --         --        1,722       20%           --         --
Customer C..........................   12,849      38%       11,147         67%       1,332       16%        1,104         25%
Customer D..........................    8,872      26%        1,915         12%          --       --            --         --

     For the year ended December 31, 2000, sales to the Company's four largest customers accounted for approximately 93% of total revenue. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, the Company has not granted inventory return rights and only limited stock rotation rights to certain types of customers, the revenue for which has been fully deferred as of December 31, 2000. The Company has collected the majority of its accounts receivable outstanding at December 31, 2000 subsequent to year end, pursuant to normal payment terms.

                           ACCELERATED NETWORKS, INC.

     The Company operates in one industry segment providing multiservice broadband access products. The Company's business operations are principally based in the United States, and there were no foreign operations during the year ended December 31, 1997 and 1998. Net revenue and long-lived assets by geographical location were as follows (in thousands):

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2000
                                                        ---------------------------------
                                                        UNITED STATES    INDIA     TOTAL
                                                        -------------    -----    -------
Net revenue...........................................     $34,228         --     $34,228
Long-lived assets.....................................       9,898       $266      10,164

                                                               FOR THE YEAR ENDED
                                                               DECEMBER 31, 1999
                                                       ----------------------------------
                                                       UNITED STATES     INDIA     TOTAL
                                                       -------------     -----     ------
Net revenue..........................................     $8,466           --      $8,466
Long-lived assets....................................      4,378         $462       4,840

 8. RELATED-PARTY TRANSACTIONS

     For the year ended December 31, 2000 and December 31, 1999, the Company sold product of approximately $12,849,000 and $1,332,000, respectively, to a significant stockholder (the "Stockholder") of the Company. At December 31, 2000 and December 31, 1999, amounts due from the Stockholder totaled $11,147,000 and $1,104,000, respectively.

     In December 1999, the Company entered into a Warrant Issuance Agreement (the "Agreement") with the Stockholder whereby the Company agreed to issue warrants to purchase common stock of the Company if the Stockholder submitted a minimum quarterly purchase order to, or took quarterly shipments of a minimum amount of product from, the Company. If the specified thresholds were met, the Company agreed to issue a warrant to the Stockholder for each fiscal quarter end through December 2000. The maximum number of shares that could be issued under the Agreement was 150,000. During the quarter ended December 31, 1999, the Company received a $4,000,000 purchase order from the Stockholder. Pursuant to the Agreement, the Company issued a noncancellable, fully vested warrant to purchase 29,000 shares of common stock at $7.00 per share. The fair value of the warrant was determined to be $161,000 as of the date of grant using the Black-Scholes pricing model and assuming a risk-free interest rate of approximately 6.0%, an expected life of 2 years, a 0% dividend yield and forfeiture rate and a volatility rate of 80%. Accordingly, the Company recognized $161,000 as an additional sales discount and offset to net revenues on the Consolidated Statement of Operations for the year ended December 31, 1999. During fiscal 2000, none of the specified thresholds under the Agreement were met; accordingly, no additional warrants were issued for the year ended December 31, 2000.

     In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, the Company agreed to guarantee a portion of the financing provided by the Stockholder to one of its customers, an end-user of the Company's products (the "End User"). Under the terms of the recourse guarantee, the Company has agreed to guarantee 10% of the aggregate amount of the Company's products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. The Company defers 10% of all product revenue related to these shipments. Through December 31, 2000, the Company has shipped $11,100,000 under this arrangement, of which $1,100,000 has been deferred.

     On April 18, 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, the Company had approximately $225,000 in accounts receivable outstanding related to fiscal 2000 sales transactions between the Stockholder and the End User. While management believes that the Stockholder is ultimately obligated to pay pursuant to the standard terms and conditions included in the

                           ACCELERATED NETWORKS, INC.

contracts between the Company and the Stockholder, management also believes that any risk of noncollection related to these sales transactions are adequately accounted for in the Company's bad debt reserves.

     In addition, the Company has not been notified as to whether an event of default between the Stockholder and the End User has occurred, and whether or not the Company may be obligated to pay its applicable portion of the recourse guarantee in the event of any such default.

 9. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its facilities and certain assets under noncancellable leases through 2002, excluding various renewal options. The following are the minimum lease payments under these leases (in thousands):

                                                              CAPITAL    OPERATING
                  YEAR ENDING DECEMBER 31,                    LEASES      LEASES
                  ------------------------                    -------    ---------
2001........................................................   $127        $734
2002........................................................    127         139
2003........................................................     59          13
                                                               ----        ----
Minimum lease payments......................................    313        $886
                                                                           ====
Less: Amount representing interest..........................     48
                                                               ----
Present value of minimum lease payments.....................    265
Less: Current portion.......................................     97
                                                               ----
Long-term portion...........................................   $168
                                                               ====

     Total rental expense pertaining to operating leases for the years ended December 31, 2000 and December 31, 2000, 1999 and 1998 was approximately $869,000, $412,000 and $184,000, respectively.

  Purchase Commitments

     At December 31, 2000, the Company had $6,700,000 in purchase commitments to its principal contract manufacturer, of which $3,415,000 has been reserved for anticipated inventory losses.

  Royalties

     The Company licenses certain technology for incorporation into its product. Under the terms of these agreements, upon the commencement of production, royalty payments will be made based on per-unit sales of certain of the Company's products. Royalty expenses incurred for the years ended December 31, 2000 and December 31, 1999 were $359,000 and $88,000, respectively. There was no royalty expense for the year ended December 31, 1998.

  Legal Proceedings

     Five securities class action lawsuits have been filed against the Company and certain current and former officers, in the United States District Court for the Central District of California. The lawsuits allege that defendants made materially false and/or misleading statements regarding the Company's financial condition and prospects during the period of June 22, 2000 through April 17, 2001, in violation of sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934. The Company expects that the cases and any subsequently filed cases will be consolidated into a single action. The Company believes that these lawsuits are without merit and it intends to vigorously defend itself.

     From time to time, the Company has been a party to various litigation and administrative proceedings relating to claims arising in the normal course of business. The Company believes that the resolution of these

                           ACCELERATED NETWORKS, INC.

matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Patent Claim. In July 2000, the Company received notification from a competitor of alleged patent infringement related to the distribution of certain of its products. The Company has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company has not recorded any charge related to this claim.

     Product Defect Claim. In October 2000, the Company was advised by one of its customers that the customer believed that certain of the Company's products sold and delivered to the customer were defective and that it believed that the Company has failed to perform under the agreement between the two parties. The customer has demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3 million. The Company has denied the customer's allegations, and has retained counsel to continue investigation into the allegations. No suit has been filed by either party. The Company has not recorded any charge related to this claim.

10. CAPITALIZATION

  Preferred Stock

     Redeemable convertible preferred ("Preferred Stock") and undesignated preferred stock at December 31, 1999 consisted of the following (in thousands, except per share data):

                                               SHARES       SHARES      LIQUIDATION   REDEMPTION   VALUE PER
                   TYPE                      AUTHORIZED   OUTSTANDING     AMOUNT        AMOUNT       SHARE
                   ----                      ----------   -----------   -----------   ----------   ---------
Series A Redeemable Convertible............    11,500       11,220        $ 5,610      $ 5,610       $0.50
Series B Redeemable Convertible............    11,600       11,585         14,481       14,481        1.25
Series C Redeemable Convertible............     8,846        8,846         30,000       30,000        3.39
                                               ------       ------        -------      -------
          Total............................    31,946       31,651        $50,091      $50,091
                                               ======       ======        =======      =======

     Each share of preferred stock automatically converted into shares of common shares upon the Company's initial public offering.

  Series D Financing

     In February and March of 2000, the Company completed a private offering of 3,455,000 shares of its Series D convertible preferred stock for net proceeds totaling approximately $38,492,000. In connection with this issuance, the Company recorded a non-cash charge to equity of approximately $9,882,000 relating to the beneficial conversion feature on the Series D preferred stock. The charge was calculated using the deemed fair value of common stock on the date of issuance, subtracting the conversion price and then multiplying the resulting amount by the number of shares of common stock into which the shares of Series D preferred stock were convertible (approximately 3,455,000 shares). As a result of this non-cash equity charge, the Company's net loss per share applicable to common stockholders was adversely impacted for the year ended December 31, 2000.

  Initial Public Offering

     On June 28, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock in exchange for proceeds of $62,312,000, net of offering costs of $6,688,000. On June 28, 2000, immediately following the closing of the initial public offering in a concurrent private placement, the Company issued 200,000 shares of common stock to US WEST Internet Ventures ("US WEST") in exchange for proceeds of $3,000,000.

                           ACCELERATED NETWORKS, INC.

     Upon completion of the initial public offering, all of the Company's redeemable preferred stock converted into 35.1 million shares of common stock.

  Common Stock

     In March 1997, the Company executed Stockholders' Agreements (the "Agreements") with its two founders to purchase 4,216,000 and 1,224,000 shares of common stock at $0.0018 per share, respectively. The 1,224,000 shares were subject to a repurchase right in favor of the Company. As of October 1997, 24% of these shares were vested, with the remaining 76% of the shares vested ratably over the next 36 months, subject to the continued service of that founder. The vesting schedule was subsequently amended in connection with the Series A financing in May 1997.

     In March 1997, the Company entered into separate Loan and Warrant Purchase Agreements with its two founders, whereby, in exchange for the loans to the Company totaling $250,000, the Company issued to the founders notes payable and warrants to purchase 1,360,000 shares of common stock with an exercise price of $0.0018 per share, a vesting term of 48 months and an expiration of ten years. The warrants were exercised in full in April 1997. In May 1997, the Company repaid the loans in connection with the closing of its Series A financing, at which time, the two founders granted the Company repurchase rights with respect to half of the founders' shares issued in March 1997. The repurchase rights lapse ratably over 48 months beginning in April 1997. The Company recorded deferred stock compensation of $101,000 for the shares covered under the restricted stock agreements, which have been recognized as compensation expense over the vesting period.

     At December 31, 2000 and December 31, 1999, 274,000 and 1,124,000 shares, respectively, of the aforementioned common stock were subject to repurchase, of which 217,000 and 897,000 shares, respectively, related to unvested shares under the Agreements and 57,000 and 227,000 shares, respectively, related to unvested warrants exercised.

  Stock Options

     In April 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan ("Plan") which is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program.

     The Option Grant Program provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company's common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. Any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. The Company had 974,000 and 1,627,000 unvested shares of common stock issued and outstanding under the Plan at December 31, 2000 and December 31, 1999 which were subject to repurchase by the Company at the related exercise prices. In general, options expire ten years from the date of grant.

     The Stock Issuance Program provides for shares of common stock to be issued directly through either the immediate purchase of shares or as a bonus for services rendered. The purchase price per share is not to be less than 85% of the fair market value per share of the Company's common stock on the date of grant. The purchase price, if granted to an employee who owns 10% or more of the common stock, must be granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Vesting terms are at the discretion of the Plan Administrators and determined at the date of issuance. In the event the holder

                           ACCELERATED NETWORKS, INC.

ceases to be employed by the Company, any unvested shares are subject to repurchase by the Company at the original purchase price.

     A summary of the status of the Company's stock options, as of December 31, 2000, 1999 and 1998, and the changes during the periods ended on those dates, is presented below (shares in thousands):

                                              2000                 1999                 1998
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                 AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                       ------   ---------   ------   ---------   ------   ---------
Outstanding at beginning of period...   3,859     $2.00      1,989     $0.09      2,613     $0.05
  Granted -- price equals fair
     value...........................   3,984      9.53      3,013      2.64        328      0.05
  Granted -- price less than fair
     value...........................      --                                     1,393      0.15
  Exercised..........................    (568)     1.99     (1,052)     0.48     (2,200)     0.07
  Cancelled..........................  (1,379)     4.73        (91)     0.60       (145)     0.07
                                       ------               ------               ------
Outstanding at period-end............   5,896     $6.44      3,859     $2.00      1,989     $0.09
                                       ======     =====     ======     =====     ======     =====
Options exercisable at period-end....   5,257     $5.66      3,859     $2.00      1,989     $0.09
                                       ======     =====     ======     =====     ======     =====

     The weighted-average fair value of options granted to employees for the years ended December 31, 2000, 1999 and 1998 were $9.53, $6.76 and $0.64 per share, respectively.

     Additional information with respect to the outstanding options as of December 31, 2000 is as follows (shares in thousands):

                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                   --------------------------------------    -----------------------------
                                   WEIGHTED-
                                    AVERAGE      WEIGHTED
                                   REMAINING     AVERAGE                      WEIGHTED
                     NUMBER       CONTRACTUAL    EXERCISE      NUMBER          AVERAGE
EXERCISE PRICES    OUTSTANDING       LIFE         PRICE      OUTSTANDING   EXERCISE PRICE
---------------    -----------    -----------    --------    -----------   ---------------
$  .05 - $ 1.75       1,514           7.37        $ 0.43        1,514          $ 0.43
$ 2.50 - $ 7.00       1,976           9.03          5.69        1,877            5.68
$ 7.25 - $10.50       1,592           9.42          8.91        1,402            9.14
$10.56 - $62.20         814           8.10         14.65          464           12.15
                     ------                                    ------
$  .05 - $62.20       5,896           8.58        $ 6.44        5,257          $ 5.66
                     ======                                    ======

     During 2000, 1999 and 1998, the Company granted stock options to directors, employees, officers, and consultants, at exercise prices below the deemed fair market value of the Company's common stock at the date of grant. Accordingly, the Company recorded deferred stock compensation of $5,995,000, $12,503,000 and $716,000 for the years ended December 31, 2000, 1999 and 1998, respectively, to be amortized over the related vesting periods (generally four years). The Company recognized compensation expense of $6,204,000, $3,103,000 and $52,000 relating to these stock option grants for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company reversed deferred stock compensation of approximately $5,529,000 resulting from stock option cancellations and repurchase of unvested common shares from employees.

                           ACCELERATED NETWORKS, INC.

     The Company calculated the fair value of each option granted to directors, employees and officers of the Company on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000     1999    1998
                                                              -----    ----    ----
Risk-free interest rate.....................................    6.0%   6.0%    5.5%
Expected lives (in years)...................................    4.0    4.0     4.0
Dividend yield..............................................    0.0%   0.0%    0.0%
Expected volatility.........................................  120.0%   0.0%    0.0%

     Had compensation costs been determined based upon the methodology prescribed under SFAS No. 123, the Company's net loss applicable to common stockholders and basic and diluted net loss per share applicable to common stockholders would approximate the following pro forma amounts (thousands, except per share data):

                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
For the year ended December 31, 2000:
  Net loss applicable to common stockholders................   $(58,649)     $(59,264)
                                                               ========      ========
  Basic and diluted net loss per share applicable to common
     stockholders...........................................   $  (2.02)     $  (2.04)
                                                               ========      ========
For the year ended December 31, 1999:
  Net loss applicable to common stockholders................   $(21,227)     $(21,404)
                                                               ========      ========
  Basic and diluted net loss per share applicable to common
     stockholders...........................................   $  (3.29)     $  (3.32)
                                                               ========      ========
For the year ended December 31, 1998:
  Net loss applicable to common stockholders................   $ (9,711)     $ (9,727)
                                                               ========      ========
  Basic and diluted net loss per share applicable to common
     stockholders...........................................   $  (2.00)     $  (2.00)
                                                               ========      ========

     The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

  Employee Stock Purchase Plan

     In connection with the initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share will be equal to 85% of the fair market value on the participant's entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 500,000 shares have been reserved for issuance. During 2000, 61,500 shares were issued pursuant to the ESPP at a purchase price of $11.85 per share.

                           ACCELERATED NETWORKS, INC.

  Common Stock Reserved

     The following represents the number of common shares reserved for future issuance at December 31, 2000 (in thousands):

                                                          NUMBER OF
                                                        COMMON SHARES
                                                        -------------
Warrants..............................................         29
Options...............................................      6,958
Employee Stock Purchase Plan..........................        438
                                                            -----
                                                            7,425
                                                            =====

11. EMPLOYEE BENEFIT PLAN

     During March 1999, the Company established a 401(k) Profit Sharing Plan (the "401 Plan") available to all employees who meet the Plan's eligibility requirements. Under the 401 Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. To date, the Company has not made any contributions to the 401 Plan as of December 31, 2000.

12. NET LOSS PER SHARE

     The following table sets forth the computation of basic, diluted and pro forma net loss per share (thousands, except per share data):

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
HISTORICAL PRESENTATION
Numerator:
  Net loss applicable to common stockholders................  $(58,649)   $(21,227)
                                                              ========    ========
Denominator:
  Weighted-average common shares outstanding................    31,147       9,816
  Adjustment for common shares issued subject to
     repurchase.............................................    (2,041)     (3,369)
                                                              --------    --------
  Denominator for basic and diluted calculations............    29,106       6,447
                                                              ========    ========
Basic and diluted net loss per share applicable to common
  stockholders..............................................  $  (2.02)   $  (3.29)
                                                              ========    ========

13. SUBSEQUENT EVENTS

  Appointment of Regent Pacific Management Corporation and Replacement of Senior Management

     On February 12, 2001, Mr. Gary J. Sbona replaced Mr. Suresh Nihalani as the Company's Chief Executive Officer and Chairman of the Board of Directors. On February 13, 2001, Mr. H. Michael Hogan III replaced Mr. Frederic T. Boyer as the Company's Chief Financial Officer. In addition, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer, pursuant to which Regent Pacific will provide management services to the Company, including the services of Mr. Sbona and Mr. Hogan, two of a six-person Regent Pacific Management team. The agreement has an 18-month term and may be cancelled by the Company after expiration of the initial 12-month period, with a minimum compensation to Regent Pacific of $3,900,000 for that initial period.

                           ACCELERATED NETWORKS, INC.

     In connection with the appointment of Mr. Sbona, the Company has granted Mr. Sbona options to purchase 3,880,600 shares of common stock at an exercise price of $1.94 per share. These options vest over 12 equal monthly installments.

     The Company has entered into a separation agreement with Mr. Nihalani, under which the Company will retain Mr. Nihalani as an employee of the Company through February 12, 2002.

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

     On April 5, 2001, the Company's Board of Directors authorized a full investigation by the Company, with the assistance of outside counsel and forensic accountants, into certain sales transactions with certain of the Company's significant customers. At that time, questions had arisen concerning a transaction with a customer which had been recorded as revenue in the second quarter of fiscal 2000 as to whether there may have been terms and conditions in addition to those reflected in the final sales documents.

     As a result of the investigation, the Company determined that certain revenue recorded in the second quarter of 2000 in connection with sales to one of its customers should more appropriately be deferred and recognized on a sell-through basis. The Company deferred revenues of $1,307,000 in the second quarter of fiscal 2000, of which approximately $287,000 was recognized in the fourth quarter based on sell-through.

     Adjustments to the Company's reported second quarter results for the year 2000 were as follows:

                                                              2000
                                                         --------------
                                                             SECOND
                                                            QUARTER
                                                         --------------
                                                         (IN THOUSANDS)
Deferral of revenue....................................     $(1,307)
Deferral of corresponding cost of revenue..............         562
                                                            -------
          Total increase in net loss...................     $  (745)
                                                            =======

     Unrelated to the investigation, due to subsequent visibility the Company gained in recent months related to the continuing economic downturn impacting telecommunications equipment spending of its significant customers, the Company's previously announced fourth quarter results have been revised to reflect the following:

     - An increase in cost of goods sold of approximately $8.4 million related to a charge for expected losses for surplus inventories, of which approximately $3.4 million relates to noncancelable inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $5.0 million relates to excess inventory on hand at December 31, 2000.

     - A decrease in revenue of approximately $450,000 related to sales concessions granted to one of the Company's major customers in the fourth quarter.

     - A decrease in revenue of approximately $177,000 related to additional stock rotation rights the Company granted to one of its resellers.

                           ACCELERATED NETWORKS, INC.

     Following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2000 (in thousands, except per share amounts).

                                                          THREE MONTHS ENDED
                                 ---------------------------------------------------------------------
                                                      JUNE 30
                                             --------------------------
                                 MARCH 31    AS REPORTED    AS RESTATED    SEPTEMBER 30    DECEMBER 31
                                 --------    -----------    -----------    ------------    -----------
Net revenues...................  $  7,152     $  8,770       $  7,463        $ 11,567       $  8,046
Gross profit (a)...............     2,065        3,078          2,333           3,762         (7,268)
Loss from operations...........    (9,227)     (12,685)       (13,430)        (10,478)       (19,401)
Net loss.......................    (8,843)     (12,065)       (12,810)         (8,992)       (18,122)
Beneficial conversion
  feature......................    (9,882)          --             --              --             --
Net loss applicable to common
  shareholders.................   (18,725)     (12,065)       (12,810)         (8,992)       (18,122)
Basic and diluted net loss per
  share applicable to common
  shareholders.................  $  (2.44)    $  (1.08)      $  (1.14)       $  (0.19)      $  (0.37)

---------------
(a) Excludes amortization of deferred compensation included in cost of revenue of $216 for the year ended December 31, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Accelerated Networks, Inc.:

     Our report on the consolidated financial statements of Accelerated Networks, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have audited the related financial statement schedule as of December 31, 2000, 1999, and 1998 and for each of the three years in the period ended December 31, 2000 as listed on the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
May 1, 2001

                           ACCELERATED NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO   REVERSALS TO   DEDUCTIONS    BALANCE AT
                                             BEGINNING     COST AND      COST AND      AND OTHER      END OF
                DESCRIPTION                  OF PERIOD     EXPENSES      EXPENSES     ADJUSTMENTS     PERIOD
                -----------                  ----------   ----------   ------------   -----------   ----------
Allowance for doubtful accounts
2000.......................................   $   110        $850          $200         $    --      $   760
1999.......................................        --         110            --              --          110
1998.......................................        --          --            --              --           --

Income tax valuation allowance
2000.......................................   $13,129          --            --         $18,658      $31,787
1999.......................................     4,422          --            --           8,707       13,129
1998.......................................       608          --            --           3,814        4,422

                                 EXHIBIT INDEX

 3.1*      Certificate of Incorporation of the Registrant.
 3.2*      Bylaws of the Registrant.
 4.1*      See Exhibit 3.1 and 3.2 for provisions of the Registrant's
           Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant's common stock. See Exhibit
           10.8 for the rights of certain holders of registration
           rights.
 4.2*      Specimen common stock certificate.
10.1*      Founder/Employee/Shareholder Agreement between the
           Registrant and Suresh Nihalani, as amended.
10.2*      Founder/Employee/Shareholder Agreement between the
           Registrant and Kiran Munj, as amended.
10.3*      Series A Preferred Stock Purchase Agreement dated as of May
           30, 1997, among the Registrant and certain investors
           thereto.
10.4*      Series B Preferred Stock Purchase Agreement dated as of May
           15, 1998, among the Registrant and certain investors
           thereto.
10.5*      Series C Preferred Stock Purchase Agreement dated as of
           February 24, 1999, among the Registrant and Siemens AG.
10.6*      Warrant Purchase Agreement dated as of December 16, 1999, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.7*      Form of Series D Preferred Stock Purchase Agreement.
10.8*      Second Restated Investors' Rights Agreement dated as of
           February 18, 2000, as amended among the Registrant and
           certain of its stockholders.
10.9*      1997 Stock Option/Stock Issuance Plan
10.10*     2000 Stock Incentive Plan.
10.11*     Employee Stock Purchase Plan.
10.12+*    Product Procurement Agreement dated as of April 21, 1999, by and between the Registrant and CTC Communications Group,
           Inc.
10.13+*    Product Purchase and Sale Agreement dated as of August 1,
           1999, by and between the Registrant and FirstWorld
           Communications.
10.14+*    Materials and Manufacturing Agreement Board Assembly
           Agreement dated as of March 15, 1999, by and between the
           Registrant and the Semiconductor Group of Arrow Electronics,
           Inc., as amended.
10.15+*    Standard Agreement dated as of June 1, 1999, by and between the Registrant and Power-One, Inc.
10.16+*    Value-Added Product Sale Agreement dated as of March 12,
           1999, by and between the Registrant and AVNET Electronics
           Marketing, a Group of Avnet, Inc.
10.17*     Agreement for Purchase of Products dated as of January 21,
           1999, by and between the Registrant and Siemens Information and Communication Networks, Inc.
10.17.1    Amendment No. 1 to that certain Agreement for Purchase of
           Products-OEM Agreement, dated as of October 16, 2000, by and between the Registrant and Siemens Information and
           Communication Networks, Inc. (Incorporated by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on Form
           10-Q filed on November 14, 2000).
10.17.2    Amendment No. 2 to that certain Agreement for Purchase of
           Products-OEM Agreement, dated as of December 1, 2000, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.18*     Service Level Agreement dated as of March 25, 1999, by and between the Registrant and Siemens Information and
           Communication Networks, Inc.
10.19*     Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific
           III, L.L.C.

10.20*     Memorandum of Understanding dated as of January 13, 1999 by and between Mr. Viren T. Ranjan and Accelerated Networks
           (India) Private Limited.
10.21*     Standard Industrial/Commercial Single-Tenant Lease-Gross
           dated as of May 28, 1998, by and between the Registrant and
           Robert B. Reingold, Trustee for Reingold Trust #21328.
10.22+*    Licensing Agreement dated as of July 15, 1998, as amended, by and between the Registrant and Ditech Communications
           Corporation.
10.23+*    OEM Orbix Development and Runtime Agreement dated December
           17, 1999, by and between the Registrant and IONA.
10.24+*    Letter Agreement regarding licenses dated as December 30,
           1999 by and between the Registrant and WindRiver Systems,
           Inc.
10.25*     Form of Director Indemnification Agreement.
10.26*     Revolving Credit Loan and Security Agreement (Accounts and
           Equipment Loans) dated as of June 1, 1999, by and between
           the Registrant and Comerica Bank -- California.
10.27*     Senior Loan and Security Agreement No. L6244 dated as of May
           28, 1999, by and between the Registrant and Phoenix Leasing
           Incorporated.
10.28+*    Product Purchase and Sale Agreement dated as of February 23,
           2000, by and between the Registrant and UniDial
           Communications, Inc.
10.29*     Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and
           Tyler Pacific III, LLC.
10.30*     Memorandum of Understanding dated as of May 10, 2000, by and between Registrant and US WEST Internet Ventures, Inc.
10.31*     Common Stock Subscription Agreement dated as of May 15,
           2000, by and between the Registrant and US WEST Internet
           Ventures, Inc.
10.32*     Agreement for Purchase of Products dated as of May 15, 2000, by and between the Registrant and Siemens AG.
10.33+     Mini-OSS Software License, Development and Distribution
           Agreement dated as of July 1, 2000, by and between the
           Registrant and Dorado Software, Inc. (Incorporated by
           reference to Exhibit 10.1 to the Registrant's Quarterly
           Report on Form 10-Q filed on November 14, 2000).
10.34      Guaranty and Loan Purchase Agreement dated as of December 6,
           2000, by and between the Registrant and Siemens Financial
           Services, Inc.
10.35      Retainer Agreement dated as of February 5, 2001 by and
           between the Registrant and Regent Pacific Management
           Corporation.
10.36      Employment Agreement dated as of February 12, 2001 by and
           between the Registrant and Gary Sbona.
10.37      Separation and Consulting Agreement and General Release
           dated March 16, 2001 by and between the Company and Suresh
           Nihalani.
11.1       Statement re: Computation of Per Share Earnings (included in
           Note 12 to the consolidated financial statements filed as
           part of this Annual Report on Form 10-K).
21.1*      List of Subsidiaries.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.

---------------
* Incorporated herein by reference to the similarly numbered exhibit on the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).

+ Confidential treatment has been requested and received for certain portions of this exhibit.