Form 10-Q
period 2001-03-31
ACCELERATED NETWORKS INC
filed 2001-05-15
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

(MARK ONE)
   [X]                QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO _______

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

       Number of shares of Common Stock outstanding as of May 11, 2001:
50,530,972 shares.

                                      INDEX

Part I  Financial Information                                                                      Page
-----------------------------                                                                      ----
Item 1.     Consolidated Balance Sheets..................................................            1
            Consolidated Statements of Operations........................................            2
            Consolidated Statements of Cash Flows........................................            3
            Notes to Consolidated Financial Statements...................................            4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations.................................................................            9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..................           35

Part II    Other Information
----------------------------

Item 1.      Legal Proceedings............................................................          36

Item 2.      Changes in Securities and Use of Proceeds....................................          36

Item 3.      Defaults Upon Senior Securities..............................................          37

Item 4.      Submission of Matters to a Vote of Security Holders..........................          37

Item 5.      Other Information............................................................          37

Item 6.      Exhibits and Reports on Form 8-K.............................................          38
             A.  Exhibits.................................................................          38
             B.  Reports on Form 8-K......................................................          38

Signatures................................................................................          39

              In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          AS OF
                                                                              -----------------------------
                                                                              MARCH 31,          DECEMBER 31,
                                                                                 2001                2000
                                                                              ---------          ------------
                                     ASSETS                                  (unaudited)
Current assets:
  Cash and cash equivalents ........................................          $  46,052           $  62,194
  Short term investments ...........................................             17,504               7,913
  Accounts receivable, net of allowance for doubtful accounts
     of $760  at March 31, 2001 and December 31, 2000...............                516               5,490
  Amounts due from related party ...................................              1,582              11,147
  Inventories ......................................................              6,843               5,266
  Prepaid and other current assets .................................              1,564               1,570
                                                                              ---------           ---------
    Total current assets ...........................................             74,061              93,580
Property and equipment, net ........................................             11,237              10,164
Other Assets .......................................................                183                 199
                                                                              ---------           ---------
      Total assets .................................................          $  85,481           $ 103,943
                                                                              =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ............................              9,314              13,216
  Accrued payroll ..................................................              1,449               1,708
  Capital lease obligations, current ...............................                101                  97
  Credit facilities, current .......................................                 --                  --
  Deferred revenue .................................................              3,041               3,370
                                                                              ---------           ---------
      Total current liabilities ....................................             13,905              18,391
Capital lease obligations, net of current portion ..................                142                 168
Credit facilities, net of current portion ..........................                 --                  --
                                                                              ---------           ---------
    Total liabilities ..............................................             14,047              18,559
                                                                              ---------           ---------
Commitments and contingencies

Redeemable convertible preferred stock .............................                 --                  --
Stockholders' equity................................................
  Common stock, authorized -- 200,000 shares;  issued and
     outstanding -- 50,531 and 50,387 shares at March 31,
     2001 and December 31, 2000, respectively ......................                 51                  50
  Additional paid-in capital .......................................            179,367             180,913
  Deferred stock compensation ......................................             (2,855)             (4,391)
  Foreign currency translation adjustment ..........................                (80)                (79)
  Accumulated deficit ..............................................           (105,049)            (91,109)
                                                                              ---------           ---------
      Total stockholders' equity ...................................             71,434              85,384
                                                                              ---------           ---------
      Total liabilities and stockholders' equity ...................          $  85,481           $ 103,943
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

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                    ---------------------------
                                                                    MARCH 31,          MARCH 31,
                                                                      2001               2000
                                                                    --------           --------
Net revenue (includes related party revenue
  of $1,311 and 1,332 for the three months
  ended March 31, 2001 and 2000,
  respectively) ..........................................          $  1,559           $  7,152
Cost of revenue ..........................................             2,437              5,355
                                                                    --------           --------

Gross profit .............................................              (878)             1,797

Operating expenses
  Research and product development .......................             7,515              5,428
  Sales and marketing ....................................             3,857              4,644
  General and administrative .............................             2,548                952
                                                                    --------           --------

    Total operating expenses .............................            13,920             11,024
                                                                    --------           --------

Loss from operations .....................................           (14,798)            (9,227)

  Other income, net ......................................               858                385
                                                                    --------           --------

Loss before provision for income taxes ...................           (13,940)            (8,842)

Provision for income taxes ...............................                --                  1
                                                                    --------           --------

Net loss .................................................           (13,940)            (8,843)

Beneficial conversion feature ............................                --             (9,882)
                                                                    --------           --------

Net loss applicable to common stockholders ...............          $(13,940)          $(18,725)
                                                                    ========           ========

Basic and diluted net loss per share
  applicable to common stockholders ......................          $  (0.28)          $  (2.44)
                                                                    ========           ========

Weighted-average shares outstanding used to
  compute basic and diluted net loss per
  share applicable to common stockholders ................            49,454              7,664
                                                                    ========           ========

Amortization of deferred compensation included in:

Cost of revenues .........................................          $     18           $    268

Research and product development .........................                53              1,278

Sales and marketing ......................................              (178)               681

General and administrative ...............................                86                158
                                                                    --------           --------
                                                                    $    (21)          $  2,385
                                                                    ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  MARCH 31,          MARCH 31,
                                                                                    2001               2000
                                                                                  --------           --------
Operating activities:
  Net loss .............................................................          $(13,940)          $ (8,843)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ......................................             1,095                508
    Provision for bad debts ............................................                --                 84
    Amortization of deferred stock compensation ........................               (21)             2,385
    Changes in current assets and liabilities:
      Accounts receivable ..............................................            14,539             (1,285)
      Inventories ......................................................            (1,577)               413
      Prepaid and other assets .........................................                22               (425)
      Accounts payable and accrued expenses ............................            (3,902)             2,252
      Accrued payroll ..................................................              (259)              (127)
      Deferred revenue .................................................              (329)               320
                                                                                  --------           --------
        Net cash used for operating activities .........................            (4,372)            (4,718)

INVESTING ACTIVITIES:
  Purchase of available-for-sale  securities, net of
     maturities ........................................................            (9,591)                --
  Purchase of property and equipment ...................................            (2,168)            (1,584)
                                                                                  --------           --------
        Net cash used in investing activities ..........................           (11,759)            (1,584)

FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable convertible preferred
      stock, net .......................................................                --             38,425
  Proceeds from exercise of stock options, net of repurchases ..........                11                630
  Payments under capital lease obligations and credit
      facilities .......................................................               (22)              (162)
                                                                                  --------           --------
        Net cash provided (used) by financing activities ...............               (11)            38,893
                                                                                  --------           --------
        Net increase (decrease) in cash and cash equivalents ...........           (16,142)            32,591
Cash and cash equivalents at beginning of period .......................            62,194             15,207
                                                                                  --------           --------
Cash and cash equivalents at end of period .............................          $ 46,052           $ 47,798
                                                                                  ========           ========
Supplemental disclosure of non-cash transactions:
  Reversal of deferred stock compensation related to
      stock option cancellations .......................................          $  1,536                 --
                                                                                  ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (ALL INTERIM INFORMATION RELATING TO THE PERIODS ENDED
                      MARCH 31, 2001 AND 2000 IS UNAUDITED)



   1. BUSINESS AND BASIS OF PRESENTATION

The Company

       Accelerated Networks, Inc. (the "Company") develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. The Company's target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for the Company's products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of knowledge workers.

Basis of Presentation

       The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at December 31, 2000, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire fiscal year.

       These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on May 8, 2001 for the year ended December 31, 2000.

        The Company reports its quarterly results based on a thirteen week accounting calendar. Accordingly, the actual quarter end for the first quarter of fiscal 2001 was March 30, 2001. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within the period.

Use of Estimates

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

2.     NET LOSS PER SHARE

       The following table sets forth the computation of basic and diluted net loss per share (thousands, except per share data):

                                                  Three Months Ended
                                              ---------------------------
                                              March 31,          March 31,
                                                2001               2000
                                              --------           --------
Numerator:
Net loss                                      $(13,940)          $(18,725)
                                              ========           ========

Denominator (basic and diluted):
Weighted average shares
outstanding                                     50,498             10,309

Less: weighted average common
  shares subject to repurchase                  (1,044)            (2,645)
                                              --------           --------
Weighted average shares used to
  compute basic and diluted net
  loss per share                                49,454              7,664
                                              ========           ========

Basic and diluted net loss per share          $  (0.28)          $  (2.44)
                                              ========           ========

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

                                                      Three Months Ended
                                                   -------------------------
                                                   March 31,       March 31,
                                                     2001            2000
                                                   ---------       ---------
Weighted-average common stock equivalents:
Preferred stock                                         --          33,133
Unvested shares of common stock subject to
   repurchase                                        1,044           2,645
Warrants                                                29              29
Stock options                                        4,526           4,626
                                                    ------          ------
                                                     5,599          40,433
                                                    ======          ======

3.     INVENTORIES

       Inventories consist of the following (in thousands):

                        March 31,      December 31,
                          2001            2000
                        ---------      ------------
Raw materials            $2,510          $1,651
Work-in-process             800             925
Finished goods            3,533           2,690
                         ------          ------
                         $6,843          $5,266
                         ======          ======

4.     SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

       For the three months ended March 31, 2001, sales to the Company's largest customer (a related party) accounted for approximately 84% of total revenue. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, the Company has not granted inventory return rights and only limited stock rotation rights to certain types of customers, the revenue for which has been fully deferred as of March 31, 2001. The Company has collected the majority of its accounts receivable outstanding at March 31, 2001 subsequent to the end of the period, pursuant to normal payment terms.

       The Company operates in one industry segment providing multi-service broadband access products. Through March 31, 2001, the Company's foreign operations have been insignificant.


5.     RELATED-PARTY TRANSACTIONS

       For the three month periods ended March 31, 2001 and March 31, 2000, the Company sold product of approximately $1,311,000 and $1,332,000, respectively, to a significant stockholder (the "Stockholder") of the Company. At March 31, 2001 amounts due from the Stockholder totaled $1,582,000.

       In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, the Company agreed to guarantee a portion of the financing provided by the Stockholder to one of the Stockholder's customers, an end-user of the Company's products (the "End User"). Under the terms of the recourse guarantee, the Company has agreed to guarantee 10% of the aggregate amount of the Company's products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. The Company defers 10% of all product revenue related to these shipments. Through March 31, 2001, the Company has shipped $12,200,000 under this arrangement, of which $1,220,000 has been deferred.

       On April 18, 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of May 10, 2001, the Company had approximately $303,000 in accounts receivable outstanding related to sales transactions between the

Stockholder and the End User. While management believes that the Stockholder is ultimately obligated to pay pursuant to the standard terms and conditions included in the contracts between the Company and the Stockholder, management also believes that any collection risk related to these sales transactions are adequately accounted for in the Company's bad debt reserves.

       In addition, the Company has not been notified as to whether an event of default between the Stockholder and the End User has occurred, and whether or not the Company may be obligated to pay its applicable portion of the recourse guarantee in the event of any such default.


6.     LEGAL PROCEEDINGS

Securities Class Action Litigation

       As of May 11, 2001, eight securities class action lawsuits had been filed against the Company and certain current and former officers, in the United States District Court for the Central District of California. The lawsuits allege that defendants made materially false and/or misleading statements regarding the Company's financial condition and prospects during the period of June 22, 2000 through April 17, 2001, in violation of sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934. The Company expects that the cases and any subsequently filed cases will be consolidated into a single action. The Company believes that these lawsuits are without merit and it intends to vigorously defend itself. The Company has not recorded any charge related to these claims.

Product Defect Litigation

       In October 2000, the Company was advised by one of its customers that the customer believed that certain of the Company's products sold and delivered to the customer were defective and that it believed that the Company failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3.0 million.

       On May 8, 2001, the customer filed a lawsuit against the Company in the United States District Court of Colorado related to this claim. The Company has denied the customer's allegations, and has retained counsel to continue investigation into the allegations. The Company has not recorded any charge related to this claim.

Patent Claim

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

7.     RECENT EVENTS

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

8.     SUBSEQUENT EVENTS

       In May 2001, the Company announced a new operating plan designed to meet the following objectives:

       -      optimize the organization and reduce operating expenses;

       - refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

       - redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers.

       Implementation of major components of this operating plan began in the second quarter of 2001, and included a workforce reduction of approximately 30% in headcount. The initial savings from these reductions is expected to occur in the third quarter of 2001. The Company expects to incur one-time charges related to employee separation and restructuring in the second quarter of fiscal 2001.

       On April 24, 2001, the Company received a Nasdaq staff determination that, pursuant to Marketplace Rule 4310(c)(14), the Company's common stock is subject to delisting from The Nasdaq National Market because the Company delayed the filing of its Form 10-K for the period ended December 31, 2000. The Company has since filed its Form 10-K on May 8, 2001. In response to the Staff Determination, the Company requested a hearing before the Nasdaq Listing Qualifications Panel, which was scheduled for May 10, 2001. On May 11, 2001, the Company announced that this hearing had been rescheduled to June 8, 2001, because Nasdaq staff had requested the hearing be continued for 30 days to allow it sufficient time to determine the necessity of a hearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on June 22, 2000 and our subsequent reports on Form 10-K and Form 10-Q/A filed with the SEC on May 8, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

       We were incorporated in October 1996. From inception through March 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Since inception, we have incurred significant losses and as of March 31, 2001, we had an accumulated deficit of $105.0 million. We have not achieved profitability on a quarterly or annual basis and do not expect to achieve profitability in the near future, if at all. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

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

Recent Events

       In February 2001, Suresh Nihalani resigned as our Chief Executive Officer and Chairman, and Fred Boyer, our Chief Financial Officer and Vice President of Finance and Administration, left the company. In connection with these changes, executives of Regent Pacific Management Corporation filled several senior management positions, including Chief Executive Officer, Chief Financial Officer, and Vice President of Sales and Marketing. Mr. Nihalani will remain an employee of the Company and will provide consulting to the new management on an as-needed basis through February 2002. In May 2001, we announced a new operating plan designed to meet the following objectives:

       -      optimize the organization and reduce operating expenses;

       - refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

       - redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers.

       Implementation of major components of this operating plan began in the second quarter of 2001, and included a workforce reduction of approximately 30% in headcount. The initial savings from these reductions is expected to occur in the third quarter of 2001. We expect to incur one-time charges related to employee separation and restructuring in the second quarter of fiscal 2001. There can be no assurance that our management, including Regent Pacific, will be able to successfully complete the implementation of the plan or that any of its objectives will be achieved. In addition, we may make other significant changes to our business, strategies and operating budget as a result of the plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

NET REVENUE

       To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products and we believe that sales of these products will continue to account for substantially all of our revenue for the foreseeable future. Sales of our MSAP and carrier-class IAD products constituted approximately 38% and 62%, respectively, of our revenue for the three months ended March 31, 2001 and approximately 48% and 52%, respectively, of our revenue for the three months ended March 31, 2000.

       We recognized net revenue of approximately $1.6 million for the three months ended March 31, 2001, which represented a decrease of approximately $5.6 million, or 78%, from approximately $7.2 million for the three months ended March 31, 2000. This decrease was attributable to decreased sales of both our MSAP voice gateways and concentrators and our carrier-class IAD's, primarily as a result of the deterioration of market conditions in the telecommunications equipment industry which has severely impacted our customers' spending. For example, during the three months ended March 31, 2001 one of our customers cancelled an expected $3.6 million order and we reversed approximately $578,000 in revenues related to shipments made to a customer that filed for Chapter 11 bankruptcy protection in April 2001. In addition, we have historically derived the majority our revenues through our relationship with Siemens, who in recent periods has derived a substantial portion of revenues related to our products from a single customer. In April 2001, this customer filed for Chapter 11 bankruptcy protection, which also negatively impacted our anticipated revenues for the three months ended March 31, 2001 and will negatively impact the remainder of fiscal 2001. We expect that the current conditions in the telecommunications equipment industry will continue to have a negative impact on the financial condition of our existing and prospective customers.

       For the three months ended March 31, 2001, sales to our largest customer, Siemens, accounted for approximately 84% of our revenue. For the year ended December 31, 2000, sales to our three largest customers accounted for approximately 90% of our revenue, of which sales to Siemens, CTC Communications Group and Lightyear Communications, Inc. (formerly UniDial Communications, Inc.) accounted for approximately 38%, 26% and 26% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, while Siemens AG currently owns approximately 18.1% of our common stock and has been a significant distribution channel for us, Siemens may decide to focus its efforts in the future on Efficient Networks' products, given its recent acquisition of Efficient Networks. There can be no assurance that we will be able to compete successfully with our existing or new competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

COST OF REVENUE

       Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. We outsource most of our product and printed circuit board assembly to contract manufacturers.

       Cost of revenue, net of amortization of deferred compensation, for the three months ended March 31, 2001 was approximately $2.4 million, which represented a decrease of approximately $2.7 million, or 52%, from approximately $5.1 million for the three months ended March 31, 2000. This decrease was primarily a result of decreased sales of our products. Cost of revenue in the three months ended March 31, 2001 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, and assembly costs. Cost of revenue as a percentage of net revenue was 155% and 71% for the three months ended March 31, 2001 and 2000, respectively. This increase was attributed primarily to a higher percentage of IAD product sales, which typically have lower margins, the higher absorption rate of fixed manufacturing overhead costs as a result of decreased sales, and approximately $393,000 in direct cost of revenues for which no corresponding sales were recorded as the result of shipments to a major customer that filed for bankruptcy in April 2001.

       In addition, we defer revenue related to a recourse guarantee on certain sales with Siemens (see Note 5 - Notes to Consolidated Financial Statements). We expense our cost of revenues related to revenues deferred under the recourse guarantee as products are shipped; accordingly, we record cost of revenue on these shipments with only a partial increase in corresponding revenues. We may experience significant fluctuations in our cost of sales as a percentage of net revenues based upon the inclusion or exclusion of transactions in our sales mix that give rise to deferred revenue under the recourse guarantee. For example, during the three months ended March 31, 2001, we deferred approximately $111,000 of our product shipments related to the recourse guarantee, for which approximately $91,900 in cost of revenue was incurred.

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

       In addition, we anticipate that competitive and economic pressures, as well as the impact of the recent downturn in our market, could cause us to reduce our prices, adjust the carrying values of our inventory, or record losses related to excess or obsolete inventory or noncancelable purchase commitments with suppliers. Any one of these factors will also have a negative impact on gross margins.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

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

       Research and product development expenses, excluding amortization of deferred compensation, for the three months ended March 31, 2001 were approximately $7.5 million, which represented an increase of approximately $3.3 million, or approximately 80%, from approximately $4.2 million for the three months ended March 31, 2000. These increases were primarily a result of increased engineering personnel, increased use of third-party development, increased design and prototype activity and increased use of our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three months ended March 31, 2001, excluding amortization of deferred compensation, were approximately 481%. Research and development expenditures are essential to our future success and we expect that these expenses will continue to represent a significant portion of our operating expenses in the future.

SALES AND MARKETING EXPENSES

       Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses.

       Sales and marketing expenses, excluding amortization of deferred compensation, for the three months ended March 31, 2001 and 2000 remained flat at approximately $4.0 million. We incurred increased personnel costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, offset by a decrease in commission expenses, advertising, trade shows and public relations costs, and demonstration equipment costs. As a percentage of net revenue, sales and marketing expenses for the three months ended March 31, 2001, excluding amortization of deferred compensation, were approximately 259%. We do not anticipate that our sales and marketing costs will increase substantially in absolute dollars in the foreseeable future; however, we believe such costs will fluctuate as a percentage of revenue.

       A significant portion of our sales expenses are incurred to support our direct sales force; however, to date we have sold a significant amount of our products in the United States through our OEM relationship with Siemens. For the three months ended March 31, 2001, direct sales and sales through Siemens accounted for 14% and 84%, respectively, of our product sales. To date, we have not generated any revenue from international sales, although we continue to devote limited resources to our sales and marketing efforts internationally, including the opening of a sales office in Belgium in October 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

       General and administrative expenses, excluding amortization of deferred compensation, for the three months ended March 31, 2001 were approximately $2.5 million, which represented an increase of approximately $1.7 million, or approximately 210%, from approximately $794,000 for the three months ended March 31, 2000. This increase was primarily due to additional general and administrative personnel, facilities expansion and related overhead costs to support our operations, the appointment of Regent Pacific to assist in managing the company, and increased insurance, legal and accounting expenses to support the compliance requirements of being a public company. We anticipate that our general and administrative expenses will decrease in future periods, related primarily to our recent reduction in workforce and other cost reduction initiatives.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

       In fiscal 2000, we recorded total deferred stock compensation of approximately $6.0 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant, and reversed deferred stock compensation of approximately $5.5 million and $1.5 million resulting from stock option cancellations and repurchase of unvested common shares from employees for the year ended December 31, 2000 and three months ended March 31, 2001, respectively. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. We reversed approximately $178,000 of stock compensation expense previously recorded on unvested stock options which were cancelled and recognized approximately $157,000 of stock compensation expense during the three months ended March 31, 2001 as compared to approximately $2.4 million in amortization incurred for the three months ended March 31, 2000. At March 31, 2001 we had $2.9 million of unamortized deferred stock compensation which will be amortized over the vesting period of the underlying options. We expect to record additional reversals of our deferred stock amortization expense and deferred stock compensation in the second quarter of fiscal 2001 related to our workforce reduction in April 2001.

OTHER INCOME (EXPENSE)

       Our other income (expense) consists primarily of interest earned on our cash balances and cash equivalents partially offset by interest expenses paid on capital leases and credit facilities. Other income, net of other expenses, for the three months ended March 31, 2001 was approximately $858,000, which represented an increase of approximately $473,000, or approximately 123% from approximately $385,000 for the three months ended March 31, 2000. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period.

BENEFICIAL CONVERSION FEATURE

       In connection with the issuance of Series D preferred stock in February and March 2000, we incurred a non-cash charge to equity of approximately $9.9 million related to the beneficial conversion feature on the Series D preferred stock. As a result of this non-cash equity charge, our net loss attributed to common shareholders was adversely impacted for the three months ended March 31, 2000. There were no such charges incurred for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, we have financed our operations primarily through sales of equity securities. We raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to our initial public offering. In June 2000, we completed an initial public offering of 4.6 million shares (including 600,000 shares pursuant to the underwriters' over-allotment option) of Common Stock at a price of $15.00 per share, resulting in proceeds of approximately $62.3 million net of the underwriters discount and offering expenses. We also sold 200,000 shares of our Common Stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3.0 million.

       At March 31, 2001, we had cash and cash equivalents of approximately $46.1 million, no outstanding debt under any credit facilities, and approximately $243,000 of outstanding obligations under our equipment loans.

       We used approximately $4.4 million in cash for operating activities for the three months ended March 31, 2001, a decrease of approximately $346,000, or 7%, from approximately $4.7 million used for operating activities for the three months ended March 31, 2000. The decrease was primarily due to a decrease in our accounts receivable from approximately $14.5 million for the three months ended March 31, 2001 compared to an increase of approximately $1.3 million for the three months ended March 31, 2000. This decrease was offset in large part by our net loss of approximately $13.9 million for the three months ended March 31, 2001, an increase in inventory of approximately $1.6 million, and a decrease in accounts payable and accrued expenses of approximately $3.9 million.

       We used approximately $11.8 million for our investing activities in the three months ended March 31, 2001, as compared to approximately $1.6 million used for investing activities for the three months ended March 31, 2000. The difference was due primarily to the purchase of short-term investments (net of maturities) of approximately $9.6 million for the three months ended March 31, 2001.

       Cash used by financing activities for the three months ended March 31, 2001 was approximately $11,000, as compared to cash generated from financing activities of approximately $38.9 million for the three months ended March 31, 2000. This decrease was attributed primarily to net proceeds of approximately $38.4 million generated from our Series D preferred stock financing in the three months ended March 31, 2000.

       We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated needs. At March 31, 2001, we had approximately $5.0 million in purchase commitments to one of our contract manufacturers, Fine Pitch.

       We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

                                  RISK FACTORS

       Before deciding to invest in Accelerated Networks or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-Q/A and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

       We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q/A filed with the SEC on May 8, 2001 and in our registration statement on Form S-1 declared effective by the SEC on June 22, 2000.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

       We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of approximately $105.0 million. Although we generated net revenue of approximately $34.2 million for the year ended December 31, 2000, we expect our net revenue to significantly decrease in the near future, and we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

       We have large fixed expenses and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing distribution channels and general and administrative expenses. In particular, given our early stage of development, the deterioration of market conditions in the telecommunications equipment industry, our significant operating expenses, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We may not be able to achieve or sustain profitability in the future.

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

       Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, if a customer cancels or delays an order, or if we are not able to collect receivables from customers or are required to grant stock rotation or inventory return rights to our customers. Sales to Siemens accounted for approximately 84% of our revenues for the three months ended March 31, 2001. Sales to Siemens, CTC Communications Group and Lightyear Communications accounted for approximately 38%, 26% and 26% our total revenue, respectively, for the year ended December 31, 2000. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest existing customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Market conditions in the telecommunications equipment industry have also deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy. Accordingly, while we have to date collected the majority of our accounts receivable outstanding as of March 31, 2001, we may not be able to do so in the future, and may be required to write off a significant amount of accounts receivable. In addition, some of our customers have not yet deployed equipment that they have purchased from us, and may request stock rotation or inventory return rights with respect to equipment they purchase from us. While to date, we have not granted inventory return rights and have only granted limited stock rotation rights to certain customers, we may grant inventory return rights or additional stock rotation rights in the future. Since we derive almost all of our revenue from a small number of customers, any of these events could materially and adversely affect our business, financial condition and results of operations.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

       In April 2000, we received notice from Nasdaq that our shares of common stock will be delisted from the NASDAQ National Market because we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2000. We have appealed the delisting and have since filed our Annual Report on Form 10-K. Nasdaq has postponed a hearing on our appeal until June 8, 2001 while it reviews additional information regarding our company. We cannot assure you that our shares will not be delisted after the conclusion of the appeal process. Such delisting may reduce the liquidity of our stock and adversely impact our ability to execute our business plan.

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

       We recognize revenue when our products are shipped, subject to appropriate deferrals and allowances. Accordingly, the linearity of our revenue will depend on our ability to receive and fulfill orders evenly across any given quarter. To date, our order backlog at the beginning of each quarter has not been significant and we expect this trend to continue for the foreseeable future. Accordingly, we must obtain additional orders in a quarter for shipment in that quarter to achieve our revenue objectives. Our sales agreements may allow purchasers to delay scheduled delivery dates without penalty. Further, our customer purchase orders allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur at the end of our fiscal quarters. If we fail to ship products by the end of a quarter, our operating results may be materially and adversely affected for that quarter. In the past, we have experienced cancellation of orders, resulting in additional costs and expenses. We defer revenue for PCS, stock rotation rights under specific arrangements with distributors and amounts related to a recourse guarantee with Siemens. We may experience significant fluctuations in our revenue in the future based upon the inclusion or exclusion of one or any of these components in our sales mix that give rise to deferred revenue. For example, for the three months ended March 31, 2001, approximately $1.1 million of our product shipments was subject to the Siemens recourse guarantee, of which approximately $110,000 was deferred. In addition, as of March 31, 2001 we had approximately $1.1 million in deferred revenue related to stock rotation rights granted to distributors and resale contingencies.

IF WE FAIL TO INCREASE OUR REVENUE, OR IF WE EXPERIENCE DELAYS IN GENERATING OR RECOGNIZING REVENUE, WE COULD INCUR SUBSTANTIAL OPERATING LOSSES.

       Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more in research and development than originally budgeted in order to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. As a result, if we fail to increase our revenue, or if we experience delays in generating or recognizing revenue results, we could incur substantial operating losses.

IF WE FAIL TO MANAGE OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

       We have experienced significant changes in our operations. These changes have placed a significant strain on our managerial, operational and financial resources. For example, we recently experienced several changes in our senior management, including the hiring of personnel from Regent Pacific Management Corporation, to act as our new CEO, new CFO and new Vice President of Sales and Marketing. In addition, we recently downsized our workforce by approximately 30% and began the implementation of a business strategy designed to meet the following objectives:

       -      optimize the organization and reduce operating expenses;

       - refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

       - redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers.

       In addition, we will need to coordinate our domestic and international operations and may be required to establish the necessary infrastructure to implement our international strategy. For instance, we recently opened an office in Belgium and will need to integrate that office into existing operations. If we are not able to accomplish the foregoing in an efficient and timely manner, our business, financial condition and results of operations could be materially and adversely affected.

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

OUR ABILITY TO OPERATE AND GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRATEGIC RELATIONSHIPS WITH THIRD PARTIES.

       Our success will substantially depend on our ability to develop and maintain strategic relationships. Our strategic relationships are relatively new, and we cannot be certain that any revenue will be derived from those arrangements. The amount and timing of resources that our strategic partners devote to our business is not within our control and our strategic partners may not perform their obligations as expected. In the event that any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business. We may also not be able to maintain or develop strategic relationships or to replace strategic partners. In addition, our current largest distribution partner, Siemens, recently acquired Efficient Networks, one of our competitors. As a result, we do not know whether Siemens will devote adequate, if any, resources to work with us in the future.

IF WE ARE UNABLE TO RETAIN AND HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

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

       Several of the key components used in our products, including field programmable gate arrays, DSL transreceivers, microprocessors, digital signal processors and custom power supplies, are sourced from single or limited sources of supply. These suppliers range from small vendors to large established companies. We do not have guaranteed supply arrangements with most of our key suppliers, and we or our contract manufacturers may not be able to obtain necessary supplies in a timely manner. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components. In addition, any of our sole-source suppliers could be acquired by, or enter into exclusive arrangements with, our competitors, stop selling their products or components to us at commercially reasonable prices, or refuse to sell their products or components to us altogether. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. As much as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if at all. In addition, qualifying additional suppliers is time-consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

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

       We historically have relied on Avnet, A-Plus and Arrow to build our products, and we are transitioning our contract services from Avnet to Fine Pitch Industries, Inc. We do not have internal manufacturing capabilities. Our reliance on these manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If Avnet, A-Plus, Arrow or Fine Pitch are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers, which could take more than six months. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would result in us having to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. Avnet, Arrow, A-Plus and Fine Pitch also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill our orders on a timely basis.

       We are currently transitioning to Fine Pitch for our manufacturing capability. In addition to the inherent risks associated with such a transition, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, our revenue may decline and our customer relationships may be damaged.

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

IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS.

       We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into a value-added reseller agreement with Solunet and OEM agreements with Siemens AG and Siemens ICN. While Siemens AG and its affiliates currently own approximately 18.1% of our outstanding shares, Siemens also sells products that compete with our products and recently acquired Efficient Networks, one of our competitors. Accordingly, we cannot assure you that it will devote adequate resources to distributing our products. We also cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

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

       We may decide to expand our international operations and enter new markets. This expansion will require significant management attention and financial resources. We have only recently launched our international sales operations in Canada and Europe. As a result, we have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our current international sales efforts, particularly those in Europe, will likely be impacted by seasonal purchasing patterns in foreign countries, which is typical of European customers during the summer months. In addition, our international operations, including those in Canada and Europe, will be subject to other inherent risks, including:

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

              -      increased insurance and litigation costs.

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

       The markets in which we compete are characterized by increasing consolidation, as exemplified by the acquisitions of Efficient Networks by Siemens, Promatory Communications, Inc., by Nortel Networks and PairGain Technologies, Inc. by ADC Telecommunications, Inc. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry. Additionally, because we may be dependent on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects. For instance, Siemens has been a significant distribution channel for our products but we do not know if Siemens will provide adequate, if any, resources to work with us in the future, in light of Siemens' acquisition of Efficient Networks, one of our competitors. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors, thereby obtaining new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Litigation

       Beginning on or about April 19, 2001, a number of purported class action lawsuits have been filed against the Company and certain current and former officers in the United States District Court for the Central District of California. The lawsuits purport to bring suit on behalf of those who purchased the Company's publicly traded securities between June 22, 2000 and April 17, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

       We are not a party to any other material legal proceedings. However, from time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) SALE OF UNREGISTERED SECURITIES. On March 2, 2001, we granted Gary J. Sbona, our Chairman and Chief Executive Officer, an option to purchase 3,880,600 shares of our common stock at an exercise price of $1.938 per share in connection with Mr. Sbona's employment agreement with us. The option has a term of five years, and 323,383 of the shares subject to the option are immediately vested with the remaining shares vesting over eleven equal monthly installments. The offer and sale of the option, and the shares of common stock underlying the option, are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof.

(d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On June 28, 2000, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The shares of Common Stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-31732) that was declared effective by the SEC on June 22, 2000. The Offering commenced on June 23, 2000 and closed on June 28, 2000 after all 4.6 million shares of Common Stock registered under the Registration Statement (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $15.00 per share. The aggregate price of the Offering amount registered was $69.0 million. In connection with the Offering, the Company paid an aggregate of $4.8 million in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1.9 million. After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62.3 million.

As of March 31, 2001, the Company had not used any of the net proceeds from the Offering and had used its existing cash balances to fund the general operations of the

Company. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5. OTHER INFORMATION

       On April 3, 2001, the Company filed Form 12b-25, Notification of Late Filing, with respect to its Annual Report on Form 10-K for the year ended December 31, 2000. The Company had recently retained a new management team, including its Chief Executive Officer and Chief Financial Officer, as well as several other key employees in its sales and finance departments and only had a limited period of time to review the Company's financial status and other related information necessary to complete the filing of its Annual Report on Form 10-K.

       On April 17, 2001, the Company announced that it was not yet able to file its Annual Report for the 2000 fiscal year on Form 10-K as previously contemplated, because it had determined that certain revenue recognized in the second quarter of 2000 should have been deferred. Following the announcement, Nasdaq notified the Company that trading in the Company's stock was halted, pending additional information requested from the Company, and that trading would remain halted until the Company had fully satisfied Nasdaq's request for additional information.

       On April 24, 2001, the Company received a Nasdaq staff determination that, pursuant to Marketplace Rule 4310(c)(14), the Company's common stock is subject to delisting from The Nasdaq National Market because the Company delayed the filing of its Form 10-K for the period ended December 31, 2000. The Company has since filed its Form 10-K on May 8, 2001. In response to the Staff Determination, the Company requested a hearing before the Nasdaq Listing Qualifications Panel, which was scheduled for May 10, 2001. On May 11, 2001, the Company announced that this hearing had been rescheduled to June 8, 2001, because Nasdaq staff had requested the hearing be continued for 30 days to allow it sufficient time to determine the necessity of a hearing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              3.1*        Amended and Restated Certificate of Incorporation of the
                          Registrant

              3.2*        Amended and Restated Bylaws of the Registrant

              10.1        Retainer Agreement dated as of February 5, 2001 by and
                          between the Registrant and Regent Pacific Management
                          Corporation (Incorporated by reference to Exhibit 10.35 to the
                          Registrant's Annual Report on Form 10-K filed on May 8, 2001)

              10.2        Employment Agreement dated as of February 12, 2001 by and
                          between the Registrant and Gary J. Sbona (Incorporated by
                          reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on May 8, 2001)

              10.3        Separation and Consulting Agreement and General Release dated
                          March 16, 2001 by and between the Company and Suresh Nihalani
                          (Incorporated by reference to Exhibit 10.37 to the Registrant's
                          Annual Report on Form 10-K filed on May 8, 2001)


       -----------------
       * Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-1 (Registration No. 333-31732).


       (b)    REPORTS OF FORM 8-K

              There were no Reports on Form 8-K filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ACCELERATED NETWORKS, INC.
                             (Registrant)



                             By: /s/ H. Michael Hogan III
                                 -----------------------------------------------
                                    H. Michael Hogan III
                                    Vice President, Finance and Administration
                             and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated: May 15, 2001

                                 EXHIBIT INDEX

              3.1*        Amended and Restated Certificate of Incorporation of the
                          Registrant

              3.2*        Amended and Restated Bylaws of the Registrant

              10.1        Retainer Agreement dated as of February 5, 2001 by and
                          between the Registrant and Regent Pacific Management
                          Corporation (Incorporated by reference to Exhibit 10.35 to the
                          Registrant's Annual Report on Form 10-K filed on May 8, 2001)

              10.2        Employment Agreement dated as of February 12, 2001 by and
                          between the Registrant and Gary J. Sbona (Incorporated by
                          reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on May 8, 2001)

              10.3        Separation and Consulting Agreement and General Release dated
                          March 16, 2001 by and between the Company and Suresh Nihalani
                          (Incorporated by reference to Exhibit 10.37 to the Registrant's
                          Annual Report on Form 10-K filed on May 8, 2001)

------------

* Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-1 (Registration No. 333-31732).