Form 10-Q
period 2001-06-30
ACCELERATED NETWORKS INC
filed 2001-08-14
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

(MARK ONE)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

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

Number of shares of Common Stock outstanding as of August 2, 2001: 50,735,734 shares.

                                      INDEX

Part I    Financial Information                                                                          Page
-------------------------------                                                                          ----
Item 1.     Consolidated Balance Sheets................................................................   1
            Consolidated Statements of Operations......................................................   2
            Consolidated Statements of Cash Flows......................................................   3
            Notes to Consolidated Financial Statements.................................................   4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......   9
            Risk Factors...............................................................................   15
Item 3.     Quantitative and Qualitative Disclosures About Market Risk ................................   28

Part II   Other Information
---------------------------
Item 1.     Legal Proceedings..........................................................................   28
Item 2.     Changes in Securities and Use of Proceeds..................................................   29


Item 3.     Defaults Upon Senior Securities............................................................   29
Item 4.     Submission of Matters to a Vote of Security Holders........................................   29
Item 5.     Other Information..........................................................................   29
Item 6.     Exhibits and Reports on Form 8-K...........................................................   30
            A.  Exhibits...............................................................................   30
            B.  Reports on Form 8-K....................................................................   30
Signatures.............................................................................................   31

      In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                AS OF
                                                                                     ----------------------------
                                                                                       JUNE 30,      DECEMBER 31,
                                                                                        2001            2000
                                                                                     -----------     ------------
                               ASSETS                                                (unaudited)
Current assets:
    Cash and cash equivalents ..................................................      $  47,872       $  62,194
    Short term investments .....................................................              -           7,913
    Accounts receivable, net of allowance for doubtful accounts of $325 at
      June 30, 2001 and $760 at December 31, 2000 (Note 4) .....................            888           5,490
    Amounts due from related party .............................................              -          11,147
    Inventories ................................................................          6,879           5,266
    Prepaid and other current assets ...........................................          1,379           1,570
                                                                                      ---------       ---------
        Total current assets ...................................................         57,018          93,580
Property and equipment, net ....................................................         10,310          10,164
Other assets ...................................................................            173             199
                                                                                      ---------       ---------
        Total assets ...........................................................      $  67,501       $ 103,943
                                                                                      =========       =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ......................................          4,915          13,216
    Accrued payroll ............................................................            889           1,708
    Capital lease obligations, current .........................................            104              97
    Deferred revenue ...........................................................          2,774           3,370
                                                                                      ---------       ---------
        Total current liabilities ..............................................          8,682          18,391
Capital lease obligations, net of current portion ..............................            114             168
                                                                                      ---------       ---------
        Total liabilities ......................................................          8,796          18,559

Commitments and contingencies (Notes 5 and 6)
Stockholders' equity:
    Common stock, authorized -- 200,000 shares; issued and outstanding --
      50,736 and 50,387 shares at June 30, 2001 and December 31, 2000,
      respectively .............................................................             51              50
    Additional paid-in capital .................................................        178,365         180,913
    Deferred stock compensation ................................................         (2,281)         (4,391)
    Foreign currency translation adjustment ....................................            (70)            (79)
    Accumulated deficit ........................................................       (117,360)        (91,109)
                                                                                      ---------       ---------
        Total stockholders' equity .............................................         58,705          85,384
                                                                                      ---------       ---------
        Total liabilities and stockholders' equity .............................      $  67,501       $ 103,943
                                                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                    ----------------------   ------------------
                                                                                     JUNE 30,     JUNE 30,   JUNE 30,  JUNE 30,
                                                                                       2001         2000       2001      2000
                                                                                    ---------     --------   --------  --------
Net revenue (includes related party revenue of $581
  and $1,891 for the three and six months ended
  June 30, 2001, respectively; and $487 and $3,283 for the
  three and six months ended June 30, 2000, respectively) ........................    $    670    $  7,463   $  2,229   $ 14,615
Cost of revenue (1)...............................................................       2,469       5,171      4,906     10,526
                                                                                      --------    --------   --------   --------
Gross profit (loss)...............................................................     (1,799)       2,292     (2,677)     4,089

Operating expenses (1):
      Research and product development............................................       6,539       6,165     14,054     11,593
      Sales and marketing.........................................................       1,321       7,697      5,178     12,341
      General and administrative..................................................       1,844       1,860      4,392      2,812
      Other charges...............................................................       1,381           -      1,381          -
                                                                                      --------    --------   --------   --------
             Total operating expenses.............................................      11,085      15,722     25,005     26,746
                                                                                      --------    --------   --------   --------
Loss from operations..............................................................     (12,884)    (13,430)   (27,682)   (22,657)

      Other income, net...........................................................         573         620      1,431      1,005
                                                                                      --------    --------   --------   --------
Loss before provision for income taxes............................................     (12,311)    (12,810)   (26,251)   (21,652)

Provision for income taxes........................................................           -           -          -          1
                                                                                      --------    --------   --------   --------
Net loss .........................................................................     (12,311)    (12,810)   (26,251)   (21,653)

Beneficial conversion feature.....................................................           -           -          -     (9,882)
                                                                                      --------    --------   --------   --------
Net loss applicable to common stockholders........................................    $(12,311)   $(12,810)  $(26,251)  $(31,535)
                                                                                      ========    ========   ========   ========
Basic and diluted net loss per share applicable to common stockholders............      $(0.25)   $  (1.14)  $  (0.53)  $  (3.34)
                                                                                      ========    ========   ========   ========
Weighted average shares outstanding used to compute basic and
  diluted net loss per share applicable to common stockholders ...................      49,573      11,213     49,140      9,438
                                                                                      ========    ========   ========   ========
(1) Amortization of deferred stock-based compensation included in:
      Cost of revenues............................................................    $      5    $     41   $     23   $    309
      Research and product development............................................          (5)        625         48      1,903
      Sales and marketing.........................................................        (644)      1,188       (822)     1,869
      General and administrative..................................................         163         535        249        693
                                                                                      --------    --------   --------   --------
                                                                                      $   (481)   $  2,389   $   (502)  $  4,774
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

                           ACCELERATED NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                 -------------------------
                                                                                  JUNE 30,       JUNE 30,
                                                                                    2001           2000
                                                                                 ----------      ---------
Operating activities:
      Net loss .............................................................     $ (26,251)      $ (21,653)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization .....................................         2,222           1,123
         Provision for bad debts ...........................................          (435)            203
         Issuance of warrant to purchase common stock ......................             -           1,385
         Amortization of deferred stock compensation .......................          (502)          4,774
         Changes in current assets and liabilities:
             Accounts receivable ...........................................        16,184          (2,780)
             Inventories ...................................................        (1,613)           (668)
             Prepaids and other assets .....................................           217            (245)
             Accounts payable and accrued expenses .........................        (8,301)          4,256
             Accrued payroll ...............................................          (819)            168
             Deferred revenue ..............................................          (596)          1,620
             Foreign currency translation adjustment .......................             9               -
                                                                                 ---------       ---------
                 Net cash used for operating activities.....................       (19,885)        (11,817)

INVESTING ACTIVITIES:
      Net maturities of available-for-sale securities ......................         7,913               -
      Net purchases of property and equipment ..............................        (2,367)         (3,608)
                                                                                 ---------       ---------
                 Net cash provided by (used for) investing activities ......         5,546          (3,608)

FINANCING ACTIVITIES:
      Proceeds from issuance of redeemable convertible
        preferred stock, net................................................             -          38,425
      Proceeds from issuance of common stock, net of repurchases ...........            64          66,029
      Payments under capital lease obligations and credit facilities .......           (47)           (383)
                                                                                 ---------       ---------
                 Net cash provided by financing activities .................            17         104,071
                                                                                 ---------       ---------
                 Net increase (decrease) in cash and cash equivalents.......       (14,322)         88,646
Cash and cash equivalents at beginning of period ...........................        62,194          15,207
                                                                                 ---------       ---------
Cash and cash equivalents at end of period .................................     $  47,872       $ 103,853
                                                                                 =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)



1.    BUSINESS AND BASIS OF PRESENTATION

The Company

      Accelerated Networks, Inc. (the "Company") develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. The Company's target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for the Company's products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of workers. The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by our current and prospective customers, which has led to an overall decrease in demand for our products and has caused significant shortfalls in our revenues.

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

      The Company reports its quarterly results based on a thirteen week accounting calendar. Accordingly, the actual quarter end for the second quarter of fiscal 2001 was June 29, 2001. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within the period.


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

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)



2.    NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         --------------------      --------------------
                                                                         JUNE 30,    JUNE 30,      JUNE 30,    JUNE 30,
                                                                           2001        2000          2001        2000
                                                                         --------    --------      --------    --------
Numerator:
---------
Net loss applicable to common stockholders..........................     $(12,311)   $(12,810)     $(26,251)   $(31,535)
                                                                         ========    ========      ========    ========
Denominator (basic and diluted):
-------------------------------
Weighted average shares outstanding.................................       50,479      13,519        50,560      11,914
Less: weighted average common shares subject to
  repurchase........................................................         (906)     (2,306)       (1,420)     (2,476)
                                                                         --------    --------      --------     -------
Weighted average shares used to compute basic and
  diluted net loss per share applicable to common
  stockholders......................................................       49,573      11,213        49,140       9,438

Basic and diluted net loss per share applicable to
  common stockholders...............................................      $ (0.25)    $ (1.14)     $  (0.53)    $ (3.34)
                                                                          =======     =======      ========     =======

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):


                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         --------------------      --------------------
                                                                         JUNE 30,    JUNE 30,      JUNE 30,    JUNE 30,
                                                                           2001        2000          2001        2000
                                                                         --------    --------      --------    --------
Weighted-average common stock equivalents:
-----------------------------------------
Preferred stock......................................................         --       32,376            --      32,754
Unvested shares of common stock subject to
  repurchase ........................................................        906        2,306         1,420       2,476
Warrants.............................................................         29           29            29          29
Stock options........................................................      9,964        5,956         9,254       5,193
                                                                         -------     --------      --------    --------
Weighted-average common stock equivalents............................     10,899       40,667        10,703      40,452
                                                                         =======     ========      ========    ========

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)


3.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                                       June 30,     December 31,
                                                                         2001          2000
                                                                      ---------     ------------
               Raw materials...................................       $  3,670         $1,651
               Work-in-process.................................            225            925
               Finished goods..................................          2,984          2,690
                                                                      --------         ------
                                                                      $  6,879         $5,266
                                                                      ========         ======


4.    ACCOUNTS RECEIVABLE

      Included in net accounts receivable at June 30, 2001 is approximately $810,000 due from a reseller for shipment of products in the second quarter of fiscal 2000. The corresponding revenue has been deferred and is included in deferred revenue on the balance sheet. The Company expects that current conditions in the telecommunications equipment industry may continue to have a negative impact on its ability to ultimately collect this receivable and recognize the corresponding revenues.

5.    SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

      For the three and six months ended June 30, 2001, sales to the Company's largest customer (a related party) accounted for approximately 86% and 85% of total revenue, respectively. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, the Company has not granted inventory return rights and only limited stock rotation rights to certain types of customers, the revenue for which has been fully deferred as of June 30, 2001. The Company operates in one industry segment providing multi-service broadband access products. Through June 30, 2001, the Company's foreign operations have been insignificant.


6.    RELATED-PARTY TRANSACTIONS

      For the three and six month periods ended June 30, 2001 and June 30, 2000, the Company recognized revenue of approximately $581,000, $1,891,000, $487,000 and $3,283,000 respectively, from sales to a significant stockholder (the "Stockholder") of the Company. At June 30, 2001 there were no amounts due from the Stockholder.

      In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, the Company agreed to guarantee a portion of the financing provided by the Stockholder to one of its customers, an end-user of the Company's products (the "End User"). Under the terms of the recourse guarantee, the Company has agreed to guarantee 10% of the aggregate amount of the Company's products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. The Company defers 10% of all product revenue related to these shipments. Through June 30, 2001, the Company has shipped approximately $12,584,000 under this arrangement, of which approximately $1,258,000 has been deferred.

      During the quarter ended June 30, 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has not been notified as to whether an event of default between the Stockholder and the End User has occurred, and whether or not the Company may be obligated to pay its applicable portion of the recourse guarantee in the event of any such default. As of June 30, 2001, substantially all accounts receivable outstanding related to sales transactions between the Stockholder and the End User had been paid to the Company in full.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)



7.    COMMITMENTS AND CONTINGENCIES

      At June 30, 2001, the Company had approximately $3,300,000 in non-cancellable purchase commitments to its principal contract manufacturers, which are expected to be fulfilled and paid in various increments through the first quarter of fiscal 2002. At June 30, 2001 there is approximately $1.2 million included in accounts payable and accrued expenses on the balance sheet related to these commitments.

At June 30, 2001, the Company had commitments of approximately $3,200,000 in connection with its employee retention program. Pursuant to the terms of the program, all employees in good standing are eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees will also be entitled to a separation payment based on length of service, as defined.


8.    LEGAL PROCEEDINGS

Securities Class Action Litigation

      Beginning on or about April 19, 2001, a number of purported class action lawsuits have been filed against the Company and certain current and former officers in the United States District Court for the Central District of California. The lawsuits purport to bring suit on behalf of those who purchased the Company's publicly traded securities between June 22, 2000 and April 17, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company expects the actions to be consolidated into a single action. The Company believes the claims are without merit and intends to defend the actions vigorously.

      In addition, the Company is currently aware that two securities class action lawsuits have been filed against the Company, the underwriters of its Initial Public Offering, its individual Board members and certain former officers, in the United States District Court for the Southern District of New York. The lawsuits, which were filed on behalf of investors who purchased stock between June 22, 2000 and June 8, 2001, generally allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Company made false and misleading statements or omissions with respect to these alleged activities in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes the allegations are without merit and intends to defend the actions vigorously. The Company expects these cases and any subsequently filed cases regarding this matter will be consolidated into a single action and that plaintiffs will file a consolidated complaint. The Company understands that, to date, at least one hundred and ten other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms.

Product Defect Litigation

      In October 2000, the Company was advised by one of its customers that the customer believed that certain of the Company's products sold and delivered to the customer were defective and that it believed that the Company failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against the Company in the United States District Court of Colorado related to this claim. The Company has denied the customer's allegations, and has retained counsel to continue investigation into the allegations.

                           ACCELERATED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)


8.    LEGAL PROCEEDINGS (CONTINUED)

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

9.    OTHER CHARGES

      During the second quarter of fiscal 2001, the Company recorded other charges totaling approximately $1,381,000 as follows:


            Employee separation pay.......................    $  669,000
            Legal and accounting fees.....................       401,000
            Facilities consolidation and closures.........       220,000
            Other.........................................        91,000
                                                              ----------
            Total.........................................    $1,381,000
                                                              ==========


      These charges were incurred primarily as the result of: i) costs associated with the restructuring of operations and implementation of a new operating plan, which resulted in a workforce reduction of approximately 30%, the closure of three facilities, and the cancellation of certain marketing activities, and; ii) legal and accounting fees related to the delayed Form 10-K filing and restatement of fiscal 2000 quarterly financial statements, as well as legal fees incurred to remain in compliance with The Nasdaq National Market listing requirements.

10.   SUBSEQUENT EVENT

      The Nasdaq Listing Qualifications Panel has given notice to the Company that it failed to comply with Marketplace Rule 4450(a)(5) because its common stock had failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company has been provided 90 calendar days, or until October 10, 2001, to regain compliance. If the Company is unable to demonstrate compliance, its securities may be delisted at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on June 22, 2000 and our subsequent Reports on Form 10-K and Forms 10-Q/A and 10-Q filed with the SEC on May 8 and May 15, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

      We were incorporated in October 1996. From inception through June 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Since inception, we have incurred significant losses and as of June 30, 2001, we had an accumulated deficit of approximately $117.4 million. We have not achieved profitability on a quarterly or annual basis and do not expect to achieve profitability in the near future, if at all. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

      We believe our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into a value-added reseller agreement with Solunet and OEM relationships with Siemens AG and its affiliate, Siemens ICN. To be successful, we must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of our products requires highly trained customer service, professional services and support personnel.

      The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by our current and prospective customers, which has led to an overall decrease in demand for our products and has caused significant shortfalls in our revenues. In addition, we have been unable to gain much visibility into the future market for our products, and, as such, we can provide no assurance that the market, or our revenues, will be sufficient to support our ongoing operations in the foreseeable future. Competition in our market is intense, and we expect competition to increase in the future. To remain competitive in this market, we may continue to add features to our products based on the anticipated needs of our current and potential customers. This may result in increased research and development expenses and may result in the continued reduction in our operating margins. This competition may also result in significant price reductions and loss of market share. We expect that product life cycles will remain relatively short and that the average selling price and gross margin for our products will decline as each product matures. To offset such declines, we may be required to introduce new, higher performance products on a timely basis. Further, we must reduce our manufacturing costs on a per unit basis and sell sufficient volumes in order to maintain our gross margin. If we fail to reduce our manufacturing costs on a per unit basis or achieve volume shipment requirements, our gross margin will continue to decline. Any of the above events could have a material and adverse effect on our business, results of operations and financial condition.

      In response to generally poor economic conditions within the telecommunications equipment market, and the resulting impact on our operations, during the first quarter of fiscal 2001 we retained Regent Pacific Management Corporation to manage the day-to-day operations of our company, including the services of Gary J. Sbona as our President and Chief Executive Officer, and announced a new operating plan designed to meet the following objectives:

      -     optimize the organization and reduce operating expenses;

      - refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

      - redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers.

      Implementation of major components of this operating plan began in the second quarter of 2001, and included a headcount reduction of approximately 30%. The initial savings from these reductions is expected to occur in the third quarter of 2001. We incurred charges of approximately $980,000 during the second quarter of fiscal 2001, primarily related to employee separation, facilities consolidation and closures, and the termination of certain marketing activities. There can be no assurance that our management will be able to successfully complete the implementation of the plan or that any of its objectives will be achieved. In addition, we may make other significant changes to our business, strategies and operating budget as a result of the plan.

Recent Events

      In July 2001, we engaged the services of Alliant Partners, an investment banking firm, to assist us to identify, evaluate and implement potential opportunities designed to maximize shareholder value. We believe that these opportunities could include one or more of the following:

      -     divesture of one or more product lines;

      -     joint product development in the United States and Europe; and/or

      -     merger, acquisition, or other strategic corporate partnership.

There can be no assurance that our management or Alliant Partners will be successful in these efforts, and if these efforts are not successful our ongoing operations will be materially and adversely impacted.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

NET REVENUE

      To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products and we believe that sales of these products will continue to account for substantially all of our revenue for the foreseeable future. Sales of our MSAP and carrier-class IAD products constituted approximately 28% and 72%, respectively, of our revenue for the three months ended June 30, 2001 and approximately 57% and 43%, respectively, of our revenue for the six months ended June 30, 2000.

      We recognized net revenue of approximately $670,000 for the three months ended June 30, 2001, which represented a decrease of approximately $6.8 million, or 91%, from approximately $7.5 million for the three months ended June 30, 2000. We recognized net revenue of approximately $2.2 million for the six months ended June 30, 2001, which represented a decrease of approximately $12.4 million, or 85%, from approximately $14.6 million for the six months ended June 30, 2000. These decreases were attributable to decreased sales of both our MSAP voice gateways and concentrators and our carrier-class IAD's, mostly as a result of the deterioration of market conditions in the telecommunications equipment industry which has severely impacted our major customers' spending patterns. For example, during the six months ended June 30, 2001, we experienced a significant decrease in expected revenues due to i) the cancellation of a $3.6 million order and ii) the loss of approximately $578,000 in sales related to shipments made to a customer in March 2001 that filed for Chapter 11 bankruptcy protection in April 2001, for which we could not recognize revenue. In addition, we have historically derived a substantial portion of our revenues through our relationship with Siemens, who in recent periods has derived a substantial portion of revenues related to our products from a single customer. During the second quarter of fiscal 2001, this customer filed for Chapter 11 bankruptcy protection, which also negatively impacted our anticipated revenues for the three and six months ended June 30, 2001, and which we believe will continue to impact our revenue growth for at least the remainder of fiscal 2001. Overall, we expect that the current conditions in the telecommunications equipment industry will continue to have a negative impact on the financial condition of our existing and prospective customers, and our ability to generate revenue.

      For the three and six months ended June 30, 2001, sales to our largest customer, Siemens, accounted for approximately 86% and 85% of our revenue, respectively. For the three months ended June 30, 2000, sales to our three largest customers accounted for approximately 84% of our revenue, of which sales to Lightyear Unidial, CTC Communications Group and Firstworld Communications accounted for approximately 42%, 27% and 15% of our revenue, respectively. For the six months ended June 30, 2000, sales to our three largest customers accounted for approximately 80% of our revenue, of which sales to Lightyear Unidial, CTC Communications Group and Siemens accounted for approximately 30%, 28% and 22% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, while Siemens AG currently owns approximately 18.1% of our common stock and has been a significant distribution channel for us, Siemens may decide to focus its efforts in the future on Efficient Networks' products, given its acquisition of Efficient Networks. There can be no assurance that we will be able to compete successfully with our existing or new competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

COST OF REVENUE

      Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. We outsource most of our product and printed circuit board assembly to contract manufacturers

      Cost of revenue, net of amortization of deferred compensation, for the three months ended June 30, 2001 was approximately $2.5 million, which represented a decrease of approximately $2.7 million, or 52%, from approximately $5.1 million for the three months ended June 30, 2000. Cost of revenue, net of amortization of deferred compensation, for the six months ended June 30, 2001 was approximately $4.9 million, which represented a decrease of approximately $5.3 million, or 52%, from approximately $10.2 million for the six months ended June 30, 2000. These decreases were primarily a result of decreased sales of our products. Cost of revenue in the three- and six- months ended June 30, 2001 consisted primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense, inventory reserves and assembly costs. Cost of revenue as a percentage of net revenue was 368% and 69% for the three months ended June 30, 2001 and 2000, respectively and 219% and 70% for the six months ended June 30, 2001 and 2000, respectively. This increase was attributed primarily to i) the increase in fixed manufacturing overhead costs as a percentage of sales, ii) a higher percentage of IAD product sales, which typically have lower margins; and iii) approximately $393,000 in direct cost of revenues during the six months ended June 30, 2001 for which no corresponding sales were recorded as the result of shipments to a major customer that filed for bankruptcy in April 2001.

      In addition, we defer revenue related to a recourse guarantee on certain sales with Siemens (see Note 6 - Notes to Consolidated Financial Statements). We expense our cost of revenues related to revenues deferred under the recourse guarantee as products are shipped; accordingly, we record cost of revenue on these shipments with only a partial increase in corresponding revenues. We may experience significant fluctuations in our cost of sales as a percentage of net revenues based upon the inclusion or exclusion of transactions in our sales mix that give rise to deferred revenue under the recourse guarantee.

      We anticipate that our cost of revenues will continue to significantly vary as a percentage of net revenue from period to period, and will greatly depend on variations in our fixed manufacturing overhead absorption rates, as well as the mix and average selling prices of products sold. In addition, we anticipate that competitive and economic pressures, as well as the impact of the recent downturn in our market, could cause us to reduce our prices, adjust the carrying values of our inventory, or record losses related to excess or obsolete inventory. Any one of these factors will also have a negative impact on gross margins.

      Our actual mix of products sold will depend significantly on the amount of orders from new and existing customers, and the stage of their network deployment. In general, if demand for our products begins to recover and sales levels increase, our gross margin will primarily be affected by the following factors:

            o     demand for our products and services;

            o     absorption rate of fixed manufacturing overhead costs;

            o     the mix of our products and services sold;

            o     new product introductions both by us and by our competitors;

            o     changes in our pricing policies and those of our competitors;

            o the mix of sales channels through which our products and services are sold;

            o the volume manufacturing pricing, if any, we are able to attain from our contract manufacturers for outsourced manufacturing.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salaries and related personnel costs, consulting and third-party development costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of our products. We also incur significant expenses in connection with the purchase of equipment used to test our products as well as the use of our products for internal design and learning purposes. We expense our research and development costs as they are incurred, with the exception of capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.

      Research and product development expenses, net of amortization of deferred compensation, for the three months ended June 30, 2001 were approximately $6.5 million, which represented an increase of approximately $1.0 million, or approximately 18%, from approximately $5.5 million for the three months ended June 30, 2000. Research and product development expenses, net of amortization of deferred compensation, for the six months ended June 30, 2001 were approximately $14.0 million, which represented an increase of approximately $4.3 million, or approximately 45%, from approximately $9.7 million for the six months ended June 30, 2000. These increases were primarily a result of increased engineering personnel costs, increased use of third-party development, increased design and prototype activity and increased use of our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three and six months ended June 30, 2001, net of amortization of deferred compensation, were approximately 977% and 628%, respectively. Research and development expenditures are essential to our future success and we expect that these expenses will continue to represent a significant portion of our operating expenses in the future.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses.

      Sales and marketing expenses, net of amortization of deferred compensation, for the three months ended June 30, 2001 were approximately $2.0 million, which represented a decrease of approximately $4.5 million, or approximately 70%, from approximately $6.5 million for the three months ended June 30, 2000. Sales and marketing expenses, net of amortization of deferred compensation, for the six months ended June 30, 2001 were approximately $6.0 million, which represented a decrease of approximately $4.5 million, or approximately 43%, from approximately $10.5 million for the six months ended June 30, 2000. These decreases were due primarily to a decrease in salaries related to headcount reductions, decreased commission expenses related to decreased sales, a reversal of bad debt expense related to accounts receivable reserves recorded in prior periods against accounts which were collected in the second quarter of fiscal 2001, and, to a lesser extent, decreased activities and costs related to advertising, trade shows and public relations. We do not anticipate that our sales and marketing costs will increase substantially in absolute dollars in the foreseeable future; however, such costs will fluctuate as a percentage of revenue.

      A significant portion of our sales expenses are incurred to support our direct sales force; however, to date we have sold a significant amount of our products in the United States through our OEM relationship with Siemens. For the three months ended June 30, 2001, sales through our direct sales force and sales through Siemens accounted for 13% and 86%, respectively, of our product sales. For the six months ended June 30, 2001, sales through our direct sales force and sales through Siemens accounted for 14% and 85%, respectively, of our product sales. To date, we have not generated any revenue from international sales, although we continue to devote limited resources to our sales and marketing efforts internationally, including the opening of a sales office in Belgium in October 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

      General and administrative expenses, net of amortization of deferred compensation, for the three months ended June 30, 2001 were approximately $1.7 million, which represented an increase of approximately $356,000, or approximately 27%, from approximately $1.3 million for the three months ended June 30, 2000. General and administrative expenses, net of amortization of deferred compensation, for the six months ended June 30, 2001 were approximately $4.1 million, which represented an increase of approximately $2.0 million, or approximately 96%, from approximately $2.1 million for the six months ended June 30, 2000. These increases were primarily due to the additional general and administrative personnel, facilities expansion and related overhead costs to support our operations, the appointment of Regent Pacific to assist in managing the Company, and increased insurance, legal and accounting expenses to support the compliance requirements of being a public company. We anticipate that our general and administrative expenses will decrease in future periods, related primarily to our recent reduction in workforce and other cost reduction initiatives.

OTHER CHARGES

      During the second quarter of fiscal 2001, the Company recorded other charges totaling approximately $1,381,000 as follows:


          Employee separation pay..........................  $  669,000
          Legal and accounting fees........................     401,000
          Facilities consolidation and closures............     220,000
          Other............................................      91,000
                                                             ----------
          Total............................................  $1,381,000
                                                             ==========

      These charges were primarily incurred as the result of: i) costs associated with the restructuring of operations and implementation of a new operating plan, which resulted in a workforce reduction of approximately 30%, the closure of three facilities, and the cancellation of certain marketing activities, and; ii) legal and accounting fees related to the delayed Form 10-K filing and restatement of fiscal 2000 quarterly financial statements, as well as legal fees incurred to remain in compliance with The Nasdaq National Market listing requirements. As of June 30, 2001, substantially all of these costs had been paid.

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

      In fiscal 2000, we recorded total deferred stock-based compensation of approximately $6.0 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant, and reversed deferred stock-based compensation of approximately $5.5 million, $1.5 million and $1.1 million resulting from stock option cancellations and repurchase of unvested common shares from employees for the year ended December 31, 2000 and the three months ended March 31, 2001 and June 30, 2001, respectively. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. We reversed approximately $1.0 million of stock-based compensation expense related to amortization previously recorded on unvested stock options which were cancelled, and recognized approximately $532,000 in stock-based compensation expense during the three months ended June 30, 2001, as compared to approximately $2.4 million in amortization incurred for the three months ended June 30, 2000. We reversed approximately $1.2 million of stock-based compensation expense related to amortization previously recorded on unvested stock options which were cancelled, and recognized approximately $689,000 of stock-based compensation expense during the six months ended June 30, 2001, as compared to approximately $4.8 million in amortization incurred for the six months ended June 30, 2000. At June 30, 2001 we had approximately $2.3 million of unamortized deferred stock-based compensation, which will be amortized over the vesting period of the underlying options.

OTHER INCOME (EXPENSE)

      Our other income (expense) consists primarily of interest earned on our cash balances, cash equivalents and short-term investments, partially offset by interest expense paid on capital leases and credit facilities. Other income, net of other expenses, for the three months ended June 30, 2001 was approximately $573,000, which represented a decrease of approximately $47,000 or approximately 8% from approximately $620,000 for the three months June 30, 2000. Other income, net of other expenses, for the six months ended June 30, 2001 was approximately $1.4 million, which represented an increase of approximately $426,000, or approximately 42% from approximately $1.0 million for the six months June 30, 2000. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period.

BENEFICIAL CONVERSION FEATURE

      In connection with the issuance of Series D preferred stock in February and March 2000, we incurred a non-cash charge to equity of approximately $9.9 million related to the beneficial conversion feature on the Series D preferred stock. As a result of this non-cash equity charge, our net loss attributed to common shareholders was adversely impacted for the six months ending June 30, 2000. There were no such charges incurred for the three or six months ended June 30, 2001.

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

      At June 30, 2001, we had cash and cash equivalents of approximately $47.9 million, no outstanding debt under any credit facilities, and approximately $218,000 of outstanding obligations under our equipment loans.

      We used approximately $19.9 million in cash for operating activities for the six months ended June 30, 2001, an increase of approximately $8.1 million, or 68%, from approximately $11.8 million used for operating activities for the six months ended June 30, 2000. This increase was primarily due to the increase in net loss for the period, a decrease in accounts payable and accrued liabilities resulting from increased payments to vendors, and an increase in inventories, offset in large part by an decrease in accounts receivable related to customer collections in the second quarter of fiscal 2001.

      Included in our accounts receivable at June 30, 2001 is approximately $810,000 due from a reseller for shipment of products in the second quarter of fiscal 2000. The corresponding revenue has been deferred and is included in deferred revenue on the balance sheet. We expect that current conditions in the telecommunications equipment industry may continue to have a negative impact on our ability to ultimately collect this receivable.

      We generated approximately $5.5 million from our investing activities for the six months ended June 30, 2001, as compared to approximately $3.6 million used for investing activities for the six months ended June 30, 2000. The difference was due primarily to the net maturities of short-term investments of approximately $7.9 million for the six months ended June 30, 2001 and a decrease in purchases of property and equipment from approximately $3.6 million during the six months ended June 30, 2000 to approximately $2.4 million during the six months ended June 30, 2001.

      Cash generated from financing activities for the six months ended June 30, 2001 was approximately $17,000, as compared to cash generated from financing activities of approximately $104.1 million for the six months ended

June 30, 2000. This decrease was attributed primarily to net proceeds generated from our Series D preferred stock financing and initial public offering during the six months ended June 30, 2000.

      We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated needs.

      At June 30, 2001, we had approximately $3,300,000 in non-cancellable purchase commitments to our former and current principal contract manufacturers, which are expected to be fulfilled and paid in various increments through the first quarter of fiscal 2002. At June 30, 2001 there is approximately $1.2 million included in accounts payable and accrued expenses on the balance sheet related to these commitments.

      At June 30, 2001 we had commitments of approximately $3,200,000 in connection with our employee retention program. Pursuant to the terms of the program, all employees in good standing are eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees will also be entitled to a separation payment based on length of service.

      We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or products. Our capital requirements over the next twelve months will depend on many factors, including our ability to achieve anticipated revenues and manage operating expenses. To reduce our expenditures and preserve cash, we recently implemented several cost-cutting measures, including a workforce reduction, expense management programs and a reduction in projected capital spending. Given the current economic downturn in our industry, we can not be certain that we will generate adequate revenues to sustain our operating and capital expenditures at their current levels. If we are unable to substantially increase revenues, manage expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, then we may need to reduce expenses further or raise additional funds in order to continue our operations. If additional funding is not available on acceptable terms when needed, this will have a material adverse effect on our ability to achieve our intended business objectives.


                                  RISK FACTORS

      Before deciding to invest in Accelerated Networks or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our subsequent Reports on Forms 10-K, 10-Q/A, 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED AND WIDELY FLUCTUATING OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

      We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until June 1999. Due to our limited and widely fluctuating operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and 10-Q/A filed with the SEC on May 15, 2001 and May 8, 2001 and in our registration statement on Form S-1 declared effective by the SEC on June 22, 2000.

WE OPERATE IN A MARKET THAT HAS RECENTLY EXPERIENCED A SIGNIFICANT ECONOMIC SLOW-DOWN, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS

      The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by our current and prospective customers, which has led to an overall decrease in demand for our products and has caused significant shortfalls in our revenues. In addition, we have been unable to gain much visibility into the future market for our products, and, as such, we can provide no assurance that the market, or our revenues, will be sufficient to support our ongoing operations in the foreseeable future.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY OR CONTINUE AS A GOING CONCERN.

      We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of approximately $117.4 million. Although we generated net revenue of approximately $34.2 million for the year ended December 31, 2000, our net revenue has significantly decreased in subsequent periods, and we expect our net revenue to continue to decrease in the near future. Accordingly, we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability or continue our current level of operations.

      We have large fixed expenses and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, developing distribution channels and general and administrative expenses. In particular, the deterioration of market conditions in the telecommunications equipment industry, our significant operating expenses, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining or reducing cost and expense levels. To reduce our expenditures and preserve cash, we recently implemented several cost-cutting measures, including a workforce reduction, expense management programs and a reduction in projected capital spending. Given the current economic downturn in our industry, we can not be certain that we will generate adequate revenues to sustain our operating and capital expenditures at their current levels. If we are unable to substantially increase revenues, manage expenditures and collect upon accounts receivable, or if we incur unexpected expenditures, then we may need to reduce expenses further or raise additional funds in order to continue our operations. In light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. If additional funding is not available on acceptable terms when needed, we may be unable to continue our operations and achieve our intended business objectives.

OUR REVENUE AND OPERATING RESULTS HAVE RECENTLY FALLEN BELOW ANALYSTS' AND INVESTORS' EXPECTATIONS, WHICH HAS LED TO A DECLINE IN OUR STOCK PRICE. IF OUR REVENUE AND OPERATING RESULTS CONTINUE TO FALL BELOW ANALYSTS' AND INVESTORS' EXPECTATIONS, OUR STOCK PRICE MAY NOT RECOVER FROM THIS DECLINE, OR IT MAY DECLINE BELOW ITS CURRENT PRICE.

      Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

            o     telecommunications market conditions and economic conditions;

            o     the amount and timing of orders for our products;

            o the cancellation or rescheduling of significant orders for our products;

            o our ability to receive and fulfill orders evenly, across any given quarter;

            o our ability to develop, manufacture, introduce, ship and support new products and product enhancements;

            o our mix of products sold and the mix of distribution channels through which our products are sold;

            o the amount and timing of our research and development expenses;

            o     our ability to control costs;

            o our ability to obtain sufficient supplies of sole or limited source components for our products;

            o     changes in the prices of our components;

            o our ability to attain and maintain production volumes and quality levels for our products;

            o the length and variability of the sales cycle for our products;

            o our ability to realize forecasted sales for a particular period;

            o     the timing of recognizing revenue and deferral of revenue;

            o our ability to manage product transitions and adapt to technological advancements;

            o our ability to develop, manufacture, ship and support all of our product lines, for example, IADs, MSAP as a concentrator and MSAP as a voice gateway;

            o announcements, new product introductions and reductions in the price of products offered by our competitors;

            o     potential seasonality of our sales; and

            o costs relating to possible acquisitions and integration of technologies or businesses.

      As a result of any of these factors, it is likely that in the future, our quarterly or annual operating results are likely to continue to fall below the expectations of public market analysts and investors. In this event, the price of our common stock could significantly decline below its current level.

      Sales of our products depend on the widespread adoption of multiservice broadband access services and if the demand for multiservice broadband access services does not develop, then our results of operations and financial condition would be adversely affected.

      Our business will continue to be harmed, and our results of operations and financial condition will continue to be adversely and materially affected, if the demand for multiservice broadband access services does not increase, or if our customers' multiservice broadband access service offerings are not well received in the marketplace. Certain critical factors will likely continue to affect the development of the multiservice broadband access services market. These factors include:

            o     demand for broadband access;

            o the development of a viable business model for multiservice broadband access services, including the capability to market, sell, install and maintain these services;

            o the extent that service providers are unable to deploy broadband access using DSL due to delays or other difficulties in gaining access to the copper-pair infrastructure from ILECs;

            o cost constraints, such as installation, space and power requirements at carrier central offices;

            o ability to interoperate with equipment from multiple vendors in service provider networks;

            o evolving industry standards for DSL, T1 and other transmission technologies;

            o varying and uncertain conditions of the copper-pair infrastructure, including size and length, electrical interference, and crossover interference with voice and data telecommunications services; and

            o     domestic and foreign government regulation.

Even if these factors are adequately addressed, given the economic downturn in our market, we cannot be certain that we will be able to successfully market, sell and deploy our products in large enough volumes to support our operations. The market for multiservice broadband access services has developed more slowly than anticipated, and may in fact not fully develop at all. This could happen for a number of reasons. For instance, our customers, particularly CLECs, may not be able to obtain sufficient capital, personnel and other resources to operate and grow their business or may fail to execute their business plans. In the case of DSL, the rate of deployment of broadband access using DSL has in fact been slower than expected, resulting in decreased capital expenditures on broadband access equipment by telecommunications service providers. If these circumstances continue to exist, or if we are not able to address the foregoing factors, our business would be harmed, and our results of operations and financial condition would be adversely affected.

WE ARE CURRENTLY NAMED AS DEFENDANT IN SEVERAL SECURITIES CLASS ACTION LAWSUITS AND A PRODUCT DEFECT LAWSUIT. IF WE ARE UNABLE TO SUCCESSFULLY DEFEND OURSELVES IN ANY ONE OF THESE LAWSUITS, AND IF OUR LIABILITY INSURANCE COVERAGE IS NOT ADEQUATE TO COVER OUR LOSSES, OUR CASH RESOURCES WOULD BE MATERIALLY ADVERSELY IMPACTED.

      A number of purported class action lawsuits have been filed against our company and certain current and former officers in the United States District Court for the Central District of California. We are also aware that two securities class action lawsuits have been filed against the Company, the underwriters of its Initial Public Offering, its individual Board members and certain former officers, in the United States District Court for the Southern District of New York. We believe these allegations are without merit and intend to defend the actions vigorously.

      We are also currently a party to a product defect claim whereby one of our customers has demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3.0 million. On May 8, 2001, the customer filed a lawsuit against our company in the United States District Court of Colorado related to this claim. We have denied the customer's allegations, and have retained counsel to continue investigation into the allegations.


WE DERIVE ALMOST ALL OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUE COULD DECLINE SIGNIFICANTLY IF WE LOSE A CUSTOMER, IF A CUSTOMER CANCELS OR DELAYS AN ORDER, OR IF WE ARE NOT ABLE TO COLLECT RECEIVABLES FROM CUSTOMERS OR ARE REQUIRED TO GRANT STOCK ROTATION OR INVENTORY RETURN RIGHTS TO OUR CUSTOMERS.

      Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, if a customer cancels or delays an order, or if we are not able to collect receivables from customers or are required to grant stock rotation or inventory return rights to our customers. Sales to Siemens accounted for approximately 86% and 85% of our revenues for the three and six months ended June 30, 2001, respectively. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Market conditions in the telecommunications equipment industry have also deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy. Accordingly, while we have to date collected the majority of our accounts receivable outstanding as of June 30, 2001, we may not be able to do so in the future, and may be required to write off a significant amount of accounts receivable. In addition, some of our customers have not yet deployed equipment that they have purchased from us, and may request stock rotation or inventory return rights with respect to equipment they purchase from us. While to date, we have not granted inventory return rights and have only granted limited stock rotation rights to certain customers, we may be required to do so in the future. Since we derive almost all of our revenue from a small number of customers, any of these events could materially and adversely affect our business, financial condition and results of operations.

OUR CUSTOMERS MAY SPORADICALLY PLACE LARGE ORDERS WITH SHORT LEAD TIMES, WHICH MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

      We believe that our current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These orders may have short lead times. As a result, we may not have sufficient inventory to fulfill these orders and we may incur significant costs in attempting to expedite and fulfill these orders. Further, our revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

IF WE FAIL TO CAPITALIZE ON OPPORTUNITIES TO WIN CONTRACTS FROM OUR KEY CUSTOMERS, WE MAY NOT BE ABLE TO SELL PRODUCTS TO THOSE CUSTOMERS FOR AN EXTENDED PERIOD OF TIME.

      We believe that our current and prospective customers deploy their networks in large increments and on a sporadic basis. As a result, if we fail to win a purchase contract from a key customer, we may not have an opportunity to sell products to that customer until its next purchase cycle, which may not be for an extended period of time. In addition, if we fail to win contracts from key customers that are at an early stage in their design cycle, our ability to sell products to these customers in the future may be adversely affected because they may prefer to continue purchasing products from their existing vendor. Since we rely on a small number of customers for the majority of our sales, our failure to capitalize on limited opportunities to win contracts with these customers would have a material adverse effect on our business, results of operations and financial condition.

      The long sales and implementation cycles for our products may cause our revenue and operating results to vary significantly.

      A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, our sales cycles may be lengthy and we may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. The length of our sales cycles will vary depending on the type of customer to whom we are selling. Because of the recent economic downturn in our market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of our current or prospective customers. Even after making the decision to purchase our products, our customers often deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on:

            o     the skill set of our customers;

            o     the size of the network deployment;

            o     the complexity of our customers' network environment;

            o the degree of hardware and software configuration necessary to deploy our products; and

            o their ability to finance their purchase of our products as well as their operations.

      As a result, our revenue and operating results may vary significantly from quarter to quarter.

IF WE FAIL TO MANAGE OUR ORDER BACKLOG, NEW ORDERS AND SHIPMENT SCHEDULES FOR EACH QUARTER, OUR OPERATING RESULTS FOR THAT PERIOD WILL BE ADVERSELY AFFECTED.

      We recognize revenue when our products are shipped, subject to appropriate deferrals and allowances. Accordingly, the linearity of our revenue will depend on our ability to receive and fulfill orders evenly across any given quarter. To date, our order backlog at the beginning of each quarter has not been significant and we expect this trend to continue for the foreseeable future. Accordingly, we must obtain additional orders in a quarter for shipment in that quarter to achieve our revenue objectives. Our sales agreements may allow purchasers to delay scheduled delivery dates without penalty. Further, our customer purchase orders allow purchasers to cancel orders within negotiated time frames without significant penalty. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of our products could occur at the end of our fiscal quarters. If we fail to ship products by the end of a quarter our operating results may be materially and adversely affected for that quarter. In the past, we have experienced cancellation of orders, resulting in additional costs and expenses. We defer revenue for PCS, stock rotation rights under specific arrangements with distributors and amounts related to a recourse guarantee with Siemens. We may experience significant fluctuations in our revenue in the future based upon the inclusion or exclusion of one or any of these components in our sales mix that give rise to deferred revenue. For example, for the six months ended June 30, 2001, approximately $1.6 million of our product shipments was subject to the recourse agreement, of which approximately $160,000 was deferred. In addition, as of June 30, 2001 we had approximately $973,000 in deferred revenue related to stock rotation rights granted to distributors and resale contingencies.

IF WE FAIL TO INCREASE OUR REVENUE, OR IF WE EXPERIENCE DELAYS IN GENERATING OR RECOGNIZING REVENUE, WE WILL CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES.

      Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more in research and development than originally budgeted in order to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. As a result, if we fail to increase our revenue, or if we experience delays in generating or recognizing revenue results we will continue to incur substantial operating losses.

IF WE FAIL TO MANAGE OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

      We have experienced significant changes in our operations. These changes have placed a significant strain on our managerial, operational and financial resources. For example, we recently experienced several changes in our senior management, including the retention of Regent Pacific Management Corporation, to act as our CEO, our CFO and our Vice President of Sales and Marketing. In addition, we recently downsized our workforce by approximately 30% and began the implementation of a business strategy designed to meet the following objectives:

      o     optimize the organization and reduce operating expenses

      o refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

      o redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers

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

OUR ABILITY TO OPERATE AND GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRATEGIC RELATIONSHIPS WITH THIRD PARTIES.

      Our success will substantially depend on our ability to develop and maintain strategic relationships. Our strategic relationships are relatively new, and we cannot be certain that any revenue will be derived from those arrangements. The amount and timing of resources that our strategic partners devote to our business is not within our control and our strategic partners may not perform their obligations as expected. In the event that any strategic partner breaches or terminates its relationship with us, we may not be able to sustain or grow our business. We may also not be able to maintain or develop strategic relationships or to replace strategic partners. In addition, our current largest distribution partner, Siemens, acquired Efficient Networks, one of our competitors. As a result, we do not believe that Siemens will continue to devote adequate, if any, resources to work with us in the future. Accordingly, we believe that our business may be further harmed if we are unable to develop and maintain strategic relationships with additional third parties.

IF WE ARE UNABLE TO RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

               Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. During the fourth quarter of 2000 and in the first quarter of 2001, we experienced significant personnel changes at the senior management level, including the hiring of a new Chief

Executive Officer and Chairman of the Board, Chief Financial Officer and Vice President of Finance and Administration, Vice President of Worldwide Sales, and Vice President of Marketing. Although the Board has entered into an agreement with Regent Pacific Management Corporation to provide personnel to fill these and other senior management positions, the agreement is due to expire in August of 2003 and may be canceled at any time after February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after the cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our business, financial condition and results of operations. In addition, while we have established a retention program for all employees, we cannot guarantee that we will not lose critical employees. The loss of the services of any other key management personnel, or key sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

      In addition, during the second quarter of 2001, we reduced our workforce by approximately 30%. Our success depends to a large extent on the retention of and continued contributions from our remaining employees. If we are not able to attract and retain the necessary personnel, we will not be able to operate and grow our business. Recruiting qualified personnel in our industry is intensely competitive and time-consuming. In particular, in the past we have experienced difficulty in hiring hardware, software, system and test and customer support engineers. We believe that we will continue to experience difficulty in recruiting and retaining qualified personnel in the future.

IF WE ARE UNABLE TO ACHIEVE AND MAINTAIN A MINIMUM BID PRICE FOR OUR COMMON STOCK, AS REQUIRED BY THE NASDAQ NATIONAL MARKET, OUR STOCK MAY BE DELISTED.

We have received notification by the Nasdaq Listing Qualifications Panel that we have failed to comply with Marketplace Rule 4450(a)(5) because our common stock has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days. We have been provided 90 calendar days, or until October 10, 2001, to regain compliance. To regain compliance, our common stock must maintain a minimum bid price of $1.00 for ten consecutive trading days. If we are unable to demonstrate such compliance within the 90-day period, our securities may be delisted from The Nasdaq National Market at that time. If a delisting were to occur, we believe that our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. This may also adversely impact the ability of our stockholders to purchase and sell our shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and harm our ability to raise additional funds. Each of these events could have a material adverse effect on our business, financial condition and operating results.

WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, AND IF WE ARE UNABLE TO BUY THESE COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS.

      Several of the key components used in our products, including field programmable gate arrays, DSL transreceivers, microprocessors, digital signal processors and custom power supplies, are sourced from single or limited sources of supply. These suppliers range from small vendors to large established companies. We do not have guaranteed supply arrangements with most of our key suppliers, and our contract manufacturers or we may not be able to obtain necessary supplies in a timely manner. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components. In addition, any of our sole-source suppliers could be acquired by, or enter into exclusive arrangements with, our competitors, stop selling their products or components to us at commercially reasonable prices, or refuse to sell their products or components to us altogether. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. As much as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. In addition, qualifying additional suppliers is time-consuming and expensive and exposes us to potential supplier production difficulties or quality variations.

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

BECAUSE WE DEPEND UPON A SMALL NUMBER OF OUTSIDE CONTRACTORS TO MANUFACTURE OUR PRODUCTS, OUR OPERATIONS

COULD BE DELAYED OR INTERRUPTED IF WE ENCOUNTER PROBLEMS WITH THEM.

      We historically have relied on Avnet, Inc., A-Plus Manufacturing and Arrow Electronics to build our products, and have recently transitioned most of our contract services from Avnet to Fine Pitch Industries, Inc. We do not have internal manufacturing capabilities. Our reliance on third-party manufacturers, primarily Fine Pitch, involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of our current or previous suppliers are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers, which could take more than six months. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would result in us having to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. Avnet, Arrow, A-Plus and Fine Pitch also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill our orders on a timely basis.

      We have completed our transition to Fine Pitch for our manufacturing capability. In addition to the inherent risks associated with such a transition, commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, our revenue may decline and our customer relationships may be damaged.

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

IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH A VARIETY OF DISTRIBUTION PARTNERS, WE MAY NOT BE ABLE TO INCREASE OUR SALES AND GROW OUR BUSINESS.

      We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into a value-added reseller agreement with Solunet and OEM agreements with Siemens AG and Siemens ICN. While Siemens AG and its affiliates currently own approximately 18.1% of our outstanding shares, Siemens also sells products that compete with our products and has acquired Efficient Networks, one of our competitors. Accordingly, we cannot assure you that it will devote adequate resources to distributing our products. We also cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that any of our current or future distribution partners will devote adequate resources to selling our products. If we cannot establish these relationships, we may not be able to increase our sales and grow our business.

IF INSTALLATIONS OF OUR MSAP CONCENTRATORS AT CENTRAL OFFICES ARE DELAYED, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE SALES.

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

      We may decide to expand our international operations and enter new markets. This expansion will require significant management attention and financial resources. We have only recently launched our international sales operations in Canada and Europe. As a result, we have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our current international sales efforts, particularly those in Europe, will likely be impacted by seasonal purchasing patterns in foreign countries, which is typical of European customers during the summer months. In addition, our international operations, including those in Canada and Europe, will be subject to other inherent risks, including:

      o     international telecommunications market;

      o     difficulties and costs of staffing and managing foreign operations;

      o     certification requirements;

      o     longer sales cycles;

      o     expenses associated with customizing products for foreign countries;

      o     dependence on local vendors;

      o dependence on our ability to establish and maintain strategic relationships with international distribution partners;

      o protectionist laws and business practices that favor local competition;

      o reduced protection for intellectual property rights in some countries;

      o difficulties associated with enforcing agreements through foreign legal systems;

      o     greater difficulty in collecting accounts receivable;

      o     fluctuations in currency exchange rates;

      o     unexpected changes in regulatory requirements;

      o     the impact of recessions in economies outside the United States;

      o     political and economic instability;

      o     import or export licensing requirements; and

      o     potential adverse tax consequences.

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

      Our products are highly technical and are designed for deployment in very large and complex networks. Although we thoroughly test our products, because of their nature, they can only be fully tested when deployed in live networks that generate high amounts of voice and/or data traffic. Because of our short operating history, our products have not yet been broadly deployed. Consequently, our customers may discover errors or defects in our products after they have been broadly deployed. In addition, our customers may use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Any defects or errors in our products discovered in the future, or failures of our customers' networks, whether caused by our products or another vendor's products, could result in:

      o     loss of, or delay in, revenue and loss of market share;

      o     product returns;

      o     negative publicity regarding us and our products;

      o     unexpected expenses to remedy errors;

      o     diversion of our development resources;

      o     increased service warranty, costs and repair; and

      o     increased insurance costs.

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

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

      We do not have a long-term supply contract with our contract manufacturer. Consequently, this manufacturer is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our component requirements, our contract manufacturer may purchase excess inventory. For those parts that are unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products and recognition of revenue.

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

      As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. From time to time we may also need to write-down inventories to current values or write-off excess and obsolete inventory. If we incur substantial development, sales, marketing and inventory expenses that we are not able to recover, and we are not able to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

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

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

      Our success and ability to compete substantially depend on our proprietary technology. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford us only limited protection. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, although we have seven patent applications pending. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

      We are currently a party to a purported patent infringement claim. While we believe that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows, we cannot assure you that we would prevail in any such actions, given their complex technical issues and inherent uncertainties. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

      Although we are not aware of any additional material intellectual property claims against us, we may be a party to litigation in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, in our agreements, we may agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our technical and management personnel. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.


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

      The markets in which we compete are characterized by increasing consolidation, as exemplified by the acquisition of Efficient Networks by Siemens and the acquisitions of Promatory Communications, Inc., by Nortel Networks and PairGain Technologies, Inc. by ADC Telecommunications, Inc. We cannot predict how industry consolidation will affect our competitors and we may not be able to compete successfully in an increasingly consolidated industry. Additionally, because we may be dependent on strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects. For instance, Siemens has been a significant distribution channel for our products but we do not know if Siemens will continue to provide adequate, if any, resources to work with us in the future, in light of Siemens' acquisition of Efficient Networks, one of our competitors. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, including our competitors, thereby obtaining new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially and adversely affect our business, financial condition and results of operations.

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

      Some of our planned future products will rely on components developed by third parties. If these components fail to be developed by third parties in a timely basis, or at all, or if they are not otherwise made available to us, we may not be able to offer new products that are competitive. In this event, our business, financial condition and results of operations could be materially and adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Securities Class Action Litigation

      Beginning on or about April 19, 2001, a number of purported class action lawsuits have been filed against the Company and certain current and former officers in the United States District Court for the Central District of California. The lawsuits purport to bring suit on behalf of those who purchased the Company's publicly traded securities between June 22, 2000 and April 17, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company expects the actions to be consolidated into a single action. The Company believes the claims are without merit and intends to defend the actions vigorously.

      In addition, the Company is currently aware that two securities class action lawsuits have been filed against the Company, the underwriters of its Initial Public Offering, its individual Board members and certain former officers, in the United States District Court for the Southern District of New York. The lawsuits, which were filed on behalf of investors who purchased stock between June 22, 2000 and June 8, 2001, generally allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Company made false and misleading statements or omissions with respect to these alleged activities in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company intends to defend against the actions vigorously. The Company expects these cases and any subsequently filed cases regarding this matter will be consolidated into a single action and that plaintiffs will file a consolidated complaint. The Company understands that, to date, at least one hundred and ten other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms.

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

As of June 30, 2001, the Company had used approximately $17.4 million of the net proceeds from the Offering to fund the general operations of the Company. The Company intends to continue to use the proceeds for general corporate purposes as described in the prospectus for the Offering, and to fund certain purchase commitments as described in "Liquidity and Capital Resources" and "Note 7 - Commitments and Contingencies" included in this Report on Form 10-Q. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

      On April 3, 2001, the Company filed Form NT 10-K, Notification of Late Filing, seeking relief for delayed filing of its form 10-K pursuant to Rule 12b-25(b). The basis for this request was that the Company had recently retained a new management team, including its CEO and CFO, as well as several other key employees in its sales and finance departments. This new management team had only had a limited period of time to review the Company's financial status and other related information necessary to complete the filing of its Annual Report on Form 10-K at that time.

      The Company announced on April 17, 2001 that it was not able to file its Annual Report for the 2000 fiscal year on Form 10-K as previously contemplated, because it determined certain revenue recognized in the second quarter of 2000 should have been deferred. Following the announcement, The Nasdaq National Market announced that trading in the Company's stock was halted, for additional information requested from the Company, and that trading would remain halted until the Company has fully satisfied Nasdaq's request for additional information.

      On April 24, 2001, the Company received a Nasdaq Staff Determination that, pursuant to Marketplace Rule 4310(c)(14), its common stock was subject to delisting from The Nasdaq National Market because the Company delayed the filing of its Form 10-K for the period ended December 31, 2000. The Company filed its Form 10-K on May 8, 2001. In response to the Staff Determination, the Company requested a hearing before the Nasdaq Listing Qualifications Panel, which was scheduled for May 10, 2001. On May 11, 2001, the Company announced that this hearing had been rescheduled to June 8, 2001, because Nasdaq staff had requested the hearing be continued for 30 days to allow it sufficient time to determine the necessity of a hearing. On May 22, 2001, the Nasdaq staff informed the Company that the delisting hearing had been cancelled, and trading in the Company's stock resumed.

      On July 12, 2001, the Nasdaq Listing Qualifications Panel gave notice to the Company that its common stock had failed to maintain a minimum bid price of $1.00 over the most recent consecutive 30 trading days as required under Marketplace Rule 4450(a)(5), pursuant to which the Company has been provided 90 calendar days, or until October 10, 2001, to regain compliance. If the Company is unable to demonstrate compliance, its securities may be delisted from The Nasdaq National Market at that time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      3.1*  Amended and Restated Certificate of Incorporation of the Registrant.

      3.2*  Amended and Restated Bylaws of the Registrant.

      10.1+ Amendment One to the mini-OSS Software License, Development and
            Distribution Agreement dated April 18, 2001, by and between the Registrant and Dorado Software, Inc.

      10.2 Standard Manufacturing Agreement dated April 16, 2001, with addendum, by and between the Registrant and Fine Pitch Technology, Inc.

      ------------------------

      * Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registrant's Form S-1 (Registration No. 333-31732).

      + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

      (b)   REPORTS OF FORM 8-K

            On April 17, 2001, the Company filed a Form 8-K to provide an update on its delayed Annual Report of Form 10-K filing, indicating that the filing would be further delayed as the result of an ongoing examination of certain revenue recognized in the second quarter of 2000.

            On May 8, 2001, the Company filed a Form 8-K to report revised financial results for fiscal 2000, the filing of amended Form 10-Q/A's for the three month periods ended June 30 and September 30, 2000, and the filing of its Annual Report on Form 10-K for the year ended December 31, 2000.

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


Dated: August 14, 2001

                                 EXHIBIT INDEX

      Exhibit
        No.     Description
      -------   -----------

      3.1*  Amended and Restated Certificate of Incorporation of the Registrant.

      3.2*  Amended and Restated Bylaws of the Registrant.

      10.1+ Amendment One to the mini-OSS Software License, Development and
            Distribution Agreement dated April 18, 2001, by and between the Registrant and Dorado Software, Inc.

      10.2 Standard Manufacturing Agreement dated April 16, 2001, with addendum, by and between the Registrant and Fine Pitch Technology, Inc.

      ------------------------

      * Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registrant's Form S-1 (Registration No. 333-31732).

      + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.