Form 10-Q
period 2001-09-30
ACCELERATED NETWORKS INC
filed 2001-11-14
CIK 1108185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q

                                   (MARK ONE)

        [X]            QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

Number of shares of Common Stock outstanding as of November 9, 2001: 50,625,704 shares.

                                      INDEX

Part I  Financial Information                                                                      Page
                                                                                                   ----
Item 1.     Consolidated Balance Sheets........................................................      1

            Consolidated Statements of Operations..............................................      2

            Consolidated Statements of Cash Flows..............................................      3

            Notes to Consolidated Financial Statements.........................................      4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................     10

            Risk Factors.......................................................................     17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ........................     30

Part II  Other Information

Item 1.      Legal Proceedings..................................................................    30

Item 2.      Changes in Securities and Use of Proceeds..........................................    31

Item 3.      Defaults Upon Senior Securities....................................................    31

Item 4.      Submission of Matters to a Vote of Security Holders................................    31

Item 5.      Other Information..................................................................    32

Item 6.      Exhibits and Reports on Form 8-K...................................................    32

             A.  Exhibits.......................................................................    32

             B.  Reports on Form 8-K............................................................    32

Signatures....................................................................................      33


        In this Report, "Accelerated Networks," the "Company," "we," "us" and "our" collectively refers to Accelerated Networks, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           ACCELERATED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)

                                                                             AS OF
                                                                 -----------------------------
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2001            2000
                                                                 -------------    ------------
ASSETS                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                        $  38,124       $  62,194
  Short term investments                                                  --           7,913
  Accounts receivable, net of allowance for doubtful accounts of $305 at September  30, 2001 and $760 at December 31,
     2000 (Note 4)                                                       136           5,490
  Amounts due from related party                                          --          11,147
  Inventories                                                          4,594           5,266
  Prepaid and other current assets                                     1,643           1,570
                                                                   ---------       ---------
    Total current assets                                              44,497          93,580
Property and equipment, net                                            9,219          10,164
Other assets                                                             155             199
                                                                   ---------       ---------
      Total assets                                                 $  53,871       $ 103,943
                                                                   =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                5,012          13,216
  Accrued payroll                                                      2,405           1,708
  Capital lease obligations, current                                     107              97
  Deferred revenue                                                       786           3,370
                                                                   ---------       ---------
      Total current liabilities                                        8,310          18,391
Capital lease obligations, net of current portion                         87             168
                                                                   ---------       ---------
    Total liabilities                                                  8,397          18,559
Commitments and contingencies (Notes 6, 7 and 8)
Stockholders' equity:
  Common stock, authorized ---- 200,000 shares; issued and                51              50
     outstanding ---- 50,626 and 50,387 shares at September
     30, 2001 and December 31, 2000, respectively
  Additional paid-in capital                                         176,860         180,913
  Deferred stock compensation                                         (1,309)         (4,391)
  Foreign currency translation adjustment                                (93)            (79)
  Accumulated deficit                                               (130,035)        (91,109)
                                                                   ---------       ---------
      Total stockholders' equity                                      45,474          85,384
                                                                   ---------       ---------
      Total liabilities and stockholders' equity                   $  53,871       $ 103,943
                                                                   =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  ----------------------    ----------------------
                                                                                  SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                                                                   30, 2001     30, 2000     30, 2001     30, 2000
                                                                                  ---------    ---------    ---------    ---------
Net revenue (includes related party revenue of $167 and $2,058 for the three and nine months ended September 30, 2001, respectively; and
      $4,034 and $7,317 for the three and nine months ended September 30,
      2000, respectively) .....................................................    $    404     $ 11,567     $  2,633     $ 26,182
Cost of revenue (1) ...........................................................       3,358        7,895        8,264       18,421
                                                                                   --------     --------     --------     --------
Gross profit (loss) ...........................................................      (2,954)       3,672       (5,631)       7,761

Operating expenses (1):
     Research and product development .........................................       4,549        6,513       18,603       18,106
     Sales and marketing ......................................................         918        5,887        6,096       18,228
     General and administrative ...............................................       1,821        1,750        6,213        4,562
     Other charges ............................................................       2,766           --        4,147           --
                                                                                   --------     --------     --------     --------
           Total operating expenses ...........................................      10,054       14,150       35,059       40,896
                                                                                   --------     --------     --------     --------

Loss from operations ..........................................................     (13,008)     (10,478)     (40,690)     (33,135)

     Other income, net ........................................................         333        1,486        1,764        2,491
                                                                                   --------     --------     --------     --------

Loss before provision for income taxes ........................................     (12,675)      (8,992)     (38,926)     (30,644)

Provision for income taxes ....................................................          --           --           --            1
                                                                                   --------     --------     --------     --------

Net loss ......................................................................     (12,675)      (8,992)     (38,926)     (30,645)

Beneficial conversion feature .................................................          --           --           --       (9,882)
                                                                                   --------     --------     --------     --------

Net loss applicable to common stockholders ....................................    $(12,675)    $ (8,992)    $(38,926)    $(40,527)
                                                                                   ========     ========     ========     ========

Basic and diluted net loss per share applicable to common stockholders ........    $  (0.25)    $  (0.19)    $  (0.79)    $  (1.48)
                                                                                   ========     ========     ========     ========

Weighted average shares  outstanding used to compute basic and diluted net
     loss per share applicable to common stockholders .........................      49,848       48,535       49,227       27,430
                                                                                   ========     ========     ========     ========

(1) Amortization of deferred stock-based compensation included in:
     Cost of revenues .........................................................    $    (40)    $     90     $    (17)    $    399
     Research and product development .........................................        (148)         809         (100)       2,712
     Sales and marketing ......................................................        (500)         786       (1,322)       2,655
     General and administrative ...............................................         156          561          405        1,254
                                                                                   --------     --------     --------     --------
                                                                                   $   (532)    $  2,246     $ (1,034)    $  7,020
                                                                                   ========     ========     ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                             --------------------------
                                                             SEPTEMBER      SEPTEMBER
                                                              30, 2001       30, 2000
                                                             ----------     -----------
OPERATING ACTIVITIES:
   Net loss ............................................      $(38,926)      $ (30,645)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization .....................         3,225           1,859
     Provision for bad debts ...........................          (435)            622
     Issuance of warrant to purchase common stock ......            --           1,385
     Amortization of deferred stock compensation .......        (1,034)          7,020
     Changes in current assets and liabilities:
       Accounts receivable .............................        16,936         (10,091)
       Inventories .....................................           672            (747)
       Prepaids and other assets .......................           (29)           (979)
       Accounts payable and accrued expenses ...........        (8,204)          2,718
       Accrued payroll .................................           697             824
       Deferred revenue ................................        (2,584)          2,421
       Foreign currency translation adjustment .........           (14)             --
                                                              --------       ---------
         Net cash used for operating activities ........       (29,696)        (25,613)

INVESTING ACTIVITIES:
   Net maturities of available-for-sale securities .....         7,913              --
   Net purchases of property and equipment .............        (2,280)         (4,634)
                                                              --------       ---------
         Net cash provided by (used for) investing
           activities ..................................         5,633          (4,634)

FINANCING ACTIVITIES:

   Proceeds from issuance of redeemable
     convertible preferred stock, net ..................            --          38,425
   Proceeds from issuance of common stock, net of
     repurchases .......................................            64          65,895
   Payments under capital lease obligations and
     credit facilities .................................           (71)         (2,553)
                                                              --------       ---------
         Net cash provided by (used for)
          financing activities .........................            (7)        101,767
                                                              --------       ---------
         Net increase (decrease) in cash and cash
          equivalents ..................................       (24,070)         71,520
Cash and cash equivalents at beginning of period .......        62,194          15,207
                                                              --------       ---------
Cash and cash equivalents at end of period .............      $ 38,124       $  86,727
                                                              ========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Conversion of preferred to common stock upon
      completion of initial public offering ............      $     --       $  88,282
                                                              ========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                           ACCELERATED NETWORKS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ALL
     INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)


1. BUSINESS AND BASIS OF PRESENTATION

The Company

        Accelerated Networks, Inc. (the "Company") develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. The Company's target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for the Company's products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of workers. The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by the Company's current and prospective customers, which has led to an overall decrease in demand for the Company's products and has caused significant shortfalls in the Company's revenues.

Basis of Presentation.

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

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on May 8, 2001 for the year ended December 31, 2000.

        The Company reports its quarterly results based on a thirteen week accounting calendar. Accordingly, the actual quarter end for the second quarter of fiscal 2001 was September 28, 2001. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within the period.

Use of Estimates

        In the normal course of preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           ACCELERATED NETWORKS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)



2. NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              ------------------------      -----------------------
                                                              SEPTEMBER      SEPTEMBER      SEPTEMBER     SEPTEMBER
                                                              30, 2001       30, 2000       30, 2001      30, 2000
                                                              ---------      ---------      ---------     ---------
Numerator:

Net loss applicable to common stockholders .............      $(12,675)      $ (8,992)      $(38,926)      $(40,527)
                                                              ========       ========       ========       ========

Denominator (basic and diluted):

Weighted average shares outstanding ....................        50,632         50,398         50,572         29,701
Less: weighted average common shares subject to
   repurchase ..........................................          (784)        (1,863)        (1,345)        (2,271)
                                                              --------       --------       --------       --------
Weighted average shares used to compute basic and
   diluted net loss per share applicable to common
   stockholders ........................................        49,848         48,535         49,227         27,430

Basic and diluted net loss per share applicable to
    common stockholders ................................      $  (0.25)      $  (0.19)      $  (0.79)      $  (1.48)
                                                              ========       ========       ========       ========


The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                ---------------------  ---------------------
                                                                SEPTEMBER   SEPTEMBER  SEPTEMBER   SEPTEMBER
                                                                30, 2001    30, 2000   30, 2001    30, 2000
                                                                ---------   ---------  ---------   ---------
Weighted-average common stock equivalents:

Preferred stock ...........................................          --         --          --      16,878
Unvested shares of common stock subject to repurchase .....         784      1,863       1,345       2,271
Warrants ..................................................         229        229         229         102
Stock options .............................................      11,167      6,446       9,831       5,111
                                                                 ------      -----      ------      ------
Weighted-average common stock equivalents .................      12,180      8,538      11,405      24,362
                                                                 ======      =====      ======      ======

                           ACCELERATED NETWORKS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)

3.      INVENTORIES

        Inventories consist of the following (in thousands):

                                September 30,   December 31,
                                   2001            2000
                                -------------   ------------
Raw materials ..........          $1,426          $1,651
Work-in-process ........             174             925
Finished goods .........           2,994           2,690
                                  ------          ------
                                  $4,594          $5,266
                                  ======          ======

4. ACCOUNTS RECEIVABLE

        During the quarter ended September 30, 2001, the Company recorded a reduction to accounts receivable of approximately $810,000 with a corresponding reduction in deferred revenue. This was related to shipment of products to a reseller in the second quarter of fiscal 2000, for which the revenues were deferred. The Company continues to expect that current conditions in the telecommunications equipment industry will have a negative impact on its ability to ultimately collect this receivable and recognize the corresponding revenues. Accordingly, management deemed it appropriate to record the adjustment.

5. SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

        For the three and nine months ended September 30, 2001, sales to the Company's largest customer (a related party) accounted for approximately 41% and 78% of total revenue, respectively. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, the Company has not granted inventory return rights and only limited stock rotation rights to certain types of customers, the revenue for which has been fully deferred as of September 30, 2001. The Company operates in one industry segment providing multi-service broadband access products. Through September 30, 2001, the Company's foreign operations have been insignificant.

6. RELATED-PARTY TRANSACTIONS

        For the three and nine months ended September 30, 2001 and September 30, 2000, the Company recognized revenue of approximately $167,000, $2,058,000, $4,034,000 and $7,317,000 respectively, from sales to a significant stockholder (the "Stockholder") of the Company. At September 30, 2001 there were no amounts due from the Stockholder.

        In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, the Company agreed to guarantee a portion of the financing provided by the Stockholder to one of its customers, an end-user of the Company's products (the "End User"). Under the terms of the recourse guarantee, the Company guaranteed 10% of the aggregate amount of the Company's products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. The Company deferred 10% of all product revenue related to these shipments. Through September 30, 2001, the Company has shipped approximately $12,584,000 under this arrangement, of which approximately $1,258,000 was deferred.

        In April 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, the Company was notified that an event of default between the Stockholder and the End User had occurred, and, accordingly the Stockholder made an informal demand for payment of $981,000 related to the recourse guarantee. As a result of this informal demand, during the quarter ended September 30, 2001 the Company recorded an adjustment to increase liabilities by $981,000 with a corresponding reduction in deferred revenue.

                           ACCELERATED NETWORKS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES

        At September 30, 2001, the Company had approximately $3,000,000 in non-cancelable purchase commitments to its former principal contract manufacturers, which are expected to be fulfilled and paid in various increments through the first quarter of fiscal 2002. At September 30, 2001 there is approximately $600,000 included in accounts payable and accrued expenses on the balance sheet related to these commitments.

        At September 30, 2001, the Company had commitments of approximately $2,600,000 in connection with its employee retention program. Pursuant to the terms of the program, all employees in good standing are eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees will also be entitled to a separation payment based on length of service, as defined. At September 30, 2001, there is approximately $1,639,000 included in accounts payable and accrued expenses on the balance sheet related to these commitments.

8. LEGAL PROCEEDINGS

Securities Litigation

        Following the Company's April 17, 2001 announcement that it would restate its financial results, seven securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The seven pending punitive securities class action lawsuits were consolidated by the Honorable Judge Ronald S.W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a Consolidated Amended Complaint on October 30, 2001. The Amended Complaint generally alleges that the defendants made materially false and/or misleading statements regarding the Company's financial condition and prospects during the period between June 22, 2000 through April 17, 2001 in violation of Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and that the registration statement and prospectus issued by defendants in connection with Company's June 23, 2000 IPO contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933. The Company intends to vigorously pursue its defense of the lawsuit.

IPO Allocation Cases

        In June 2001, three punitive shareholder class action lawsuits were filed against Accelerated Networks, Inc. (or "the Company"), certain of its officers and directors and several investment banks that were underwriters of the Company's initial public offering. It is possible that additional similar complaints may be filed against the Company. The present cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company's stock between June 23, 2000 and June 8, 2001. The lawsuits allege violations of Sections 11 and 15 of the Securities Exchange Act of 1933, Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's June 23, 2000 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful IPOs. The

Company believes that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. The Company and its officers and directors intend to defend against the pending actions vigorously.

Product Defect Litigation

        In October 2000, the Company was advised by one of its customers that the customer believed that certain of the Company's products sold and delivered to the customer were defective and that it believed that the Company failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against the Company in the United States District Court of Colorado related to this claim. The Company has denied the customer's allegations, and has retained counsel to defend these actions vigorously.

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

9. OTHER CHARGES

        During the third quarter of fiscal 2001, the Company recorded other charges totaling approximately $2,766,000 as follows:

              Employee separation and retention paid............    $  938,000
              Reserve for employee retention pay through
                September 30, 2001..............................     1,639,000
              Other.............................................       189,000
                                                                    ----------
              Total.............................................    $2,766,000
                                                                    ==========

        These charges were incurred primarily as the result of: i) costs associated with the further restructuring of operations, which resulted in a workforce reduction of approximately 20%, ii) reserves established for the pro-rata portion of the employee retention commitment, iii) reserves established related to a product defect claim, and iv) disposal of assets related to continued reduction in personnel. The Company expects that it will incur charges of a similar nature in the fourth quarter of fiscal 2001.

                           ACCELERATED NETWORKS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)


10. SUBSEQUENT EVENT

        On November 9, 2001, the Company entered into a definitive merger agreement with Occam Networks, Inc. ("Occam"), a California corporation, pursuant to which the parties agreed to a merger transaction involving the merger of a wholly owned subsidiary of the Company into Occam, with Occam surviving as a wholly owned subsidiary of the Company. The merger agreement has been approved by the boards of directors of both the Company and Occam, and by a special committee of the board of directors of the Company.

        Under the terms of the merger agreement, upon consummation of the merger, stockholders of Occam will receive shares of common stock of the Company, and option holders and warrant holders of Occam will receive options and warrants in the Company, collectively representing approximately 68 percent of the Company on a fully diluted basis. In conjunction with the merger, the combined entity will receive an additional $10 million in cash and a $10 million funding commitment.

        The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 2002, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies. Stockholders of each company holding in excess of the percentage required to approve the merger have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

        Upon consummation of the merger, Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of the Company, and the directors and officers of the Company are expected to be composed primarily of current directors and officers of Occam. One member of the Company's current board of directors, or another designee of the Company, will continue as a member of the board following the merger.

        The Company has begun implementing measures to restructure its operations to conform to Occam's intended post-merger operating plans, including the discontinuation of further development, sales and marketing efforts related to the Company's MSAP product line and a workforce reduction of approximately 40% on November 12, 2001, pursuant to which the Company will pay out approximately $2,100,000 in retention and separation costs. The Company expects to incur additional charges in the fourth quarter of fiscal 2001 related to additional workforce reductions, consolidation of facilities, write-down of inventories, and the disposal and write-down of assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on September 22, 2000 and our subsequent Reports on Form 10-K and Forms 10-Q/A and 10-Q filed with the SEC on May 8, May 15, and August 14, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

       We were incorporated in October 1996. From inception through September 1999, our operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of our marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. We commenced shipments of our MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Since inception, we have incurred significant losses and as of September 30, 2001, we had an accumulated deficit of approximately $130.0 million. We have not achieved profitability on a quarterly or annual basis and do not expect to achieve profitability in the near future, if at all. We expect to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, we will need to generate significantly higher revenue to achieve and maintain profitability.

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

Recent Events

        On November 9, 2001, we entered into a definitive merger agreement with Occam Networks, Inc. ("Occam"), a California corporation, pursuant to which the parties agreed to a merger transaction involving the merger of a wholly owned subsidiary our company into Occam, with Occam surviving as a wholly owned subsidiary of our company. The merger agreement has been approved by the boards of directors of both our company and Occam, and by a special committee of the board of directors of our company.

        Under the terms of the merger agreement, upon consummation of the merger, stockholders of Occam will receive shares of common stock of our company, and option holders and warrant holders of Occam will receive options and warrants in our company, collectively representing approximately 68 percent of our company on a fully diluted basis. In conjunction with the merger, the combined entity will receive an additional $10 million in cash and a $10 million funding commitment.

        The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 2002, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies. Stockholders of each company holding in excess of the percentage required to approve the merger have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

        Upon consummation of the merger, Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of our company, and the directors and officers of our company are expected to be composed primarily of current directors and officers of Occam. One member of our current board of directors, or another designee of our company, will continue as a member of the board following the merger.

        We have begun implementing measures to restructure our operations to conform to Occam's intended post-merger operating plans, including the discontinuation of further development, sales and marketing efforts related to the our MSAP product line and a workforce reduction of approximately 40% on November 12, 2001, pursuant to which we will pay out approximately $2.1 million in retention and separation costs. We expect to incur additional charges in the fourth quarter of fiscal 2001 related to additional workforce reductions, consolidation of facilities, write-down of inventories, and the disposal and write-down of assets.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

NET REVENUE

        To date, we have generated substantially all of our revenue from sales of our MSAP and carrier-class IAD products. Sales of our MSAP carrier-class IAD products constituted approximately 27% and 73%, respectively, of our revenue for the nine months ended September 30, 2001 and approximately 48% and 52%, respectively, of our revenue for the nine months ended September 30, 2000. We have recently discontinued the development, sales and marketing of our MSAP product line, which could have a negative impact on our revenues. We believe that sales of our carrier-class IAD products will account for substantially all of our revenue for the foreseeable future.

We recognized net revenue of approximately $404,000 for the three months ended September 30, 2001, which represented a decrease of approximately $11.2 million, or 96%, from approximately $11.6 million for the three months ended September 30, 2000. We recognized net revenue of approximately $2.6 million for the nine months ended September 30, 2001, which represented a decrease of approximately $23.5 million, or 90%, from approximately $26.2 million for the nine months ended September 30, 2000. These decreases were attributable to decreased sales of both our MSAP voice gateways and concentrators and our carrier-class IAD's, primarily as a result of the continued deterioration of market conditions in the telecommunications equipment industry which has severely impacted our major customers' spending patterns. For example, during the nine months ended September 30, 2001, we experienced a significant decrease in expected revenues due to i) the cancellation of a $3.6 million order and ii) the loss of approximately $578,000 in sales related to shipments made to a customer in March 2001 that filed for Chapter 11 bankruptcy protection in April 2001, for which we could not recognize revenue. In addition, we have historically derived a substantial portion of our revenues through our relationship with Siemens, which in recent periods has derived a substantial portion of revenues related to our products from a single customer. During the second quarter of fiscal 2001, this customer filed for Chapter 11 bankruptcy protection, which also negatively impacted our anticipated revenues for the three and nine months ended September 30, 2001. Overall, we expect that the current conditions in the telecommunications equipment industry will continue to have a negative impact on the financial condition of our existing and prospective customers, and our ability to generate revenue.

        For the three and nine months ended September 30, 2001, sales to our largest customer, Siemens, accounted for approximately 41% and 78% of our revenue, respectively. For the three months ended September 30, 2001, sales to our three largest customers accounted for approximately 61% of our revenue, of which sales to Siemens, CTC Communications Group and Cable Onda accounted for approximately 41%, 10% and 10% of our revenue, respectively. While we anticipate that sales to any specific customer will vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. To date, we have derived a significant portion of our revenue from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, while Siemens AG currently owns approximately 18.1% of our common stock and has been a significant distribution channel for us, Siemens may decide to focus its efforts in the future on Efficient Networks' products, given its acquisition of Efficient Networks. There can be no assurance that we will be able to compete successfully with our existing or new competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

COST OF REVENUE

        Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. We outsource most of our product and printed circuit board assembly to contract manufacturers.

        Cost of revenue, net of amortization of deferred compensation, for the three months ended September 30, 2001 was approximately $3.4 million, which represented a decrease of approximately $4.4 million, or 56%, from approximately $7.8 million for the three months ended September 30, 2000. Cost of revenue, net of amortization of deferred compensation, for the nine months ended September 30, 2001 was approximately $8.3 million, which represented a decrease of approximately $9.7 million, or 54%, from approximately $18.0 million for the nine months ended September 30, 2000. These decreases were primarily a result of decreased sales of our products, offset in large part by excess inventory charges recorded in the three months ended September 30, 1001. Cost of revenue in the three and nine months ended September 30, 2001 consisted primarily of charges for excess inventory, amounts paid to third-party contract manufacturers, cancellation fees related to excess inventory purchase commitments, personnel and other costs such as royalties on product shipments, warranty expense, and assembly costs. Cost of revenue as a percentage of net revenue, net of amortization of deferred compensation, was 841% and 67% for the three months ended September 30, 2001 and 2000, respectively, and 315% and 69% for the nine months ended September 30, 2001 and 2000, respectively. This increase was attributed primarily to i) charges of approximately $2.1 million related to excess inventory on hand in excess of future requirements, ii) approximately $238,000 in settlement and cancellation charges for inventory purchase commitments in excess of future requirements, iii) the increase in fixed manufacturing overhead costs as a percentage of sales related to lower production volumes, iv) a higher percentage of IAD product sales, which typically have lower margins; iv) a decrease in the average selling prices of our products; and vi) approximately $393,000 in direct cost of revenues during the nine months ended September 30, 2001 for which no corresponding sales were recorded as the result of shipments to a major customer that filed for bankruptcy in April 2001.

We anticipate that our cost of revenues will continue to significantly vary as a percentage of net revenue from period to period, and will greatly depend on variations in our fixed manufacturing overhead absorption rates, as well as the mix and average selling prices of products sold. In addition, we anticipate that competitive and economic pressures, as well as the impact of the recent downturn in our market, could cause us to reduce our prices, adjust the carrying values of our inventory, or record losses related to discontinued excess or obsolete inventory. We are likely to incur additional charges in the fourth quarter of fiscal 2001 related to discontinued, excess and obsolete inventories for the MSAP product line. We also expect that current economic conditions in the telecommunications market will continue to have a negative impact on the average selling prices for our IAD products. Any one of these factors will also have a negative impact on gross margins.



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

        Research and product development expenses, net of amortization of deferred compensation, for the three months ended September 30, 2001 were approximately $4.7 million, which represented a decrease of approximately $1.0 million, or approximately 18%, from approximately $5.7 million for the three months ended September 30, 2000. This decrease was primarily the result of decreased use of third-party development, decreased design and prototype activity and decreased use of our products for internal design and testing purposes. Research and product development expenses, net of amortization of deferred compensation, for the nine months ended September 30, 2001 were approximately $18.7 million, which represented an increase of approximately $3.3 million, or approximately 21%, from approximately $15.4 million for the nine months ended September 30, 2000. These increases were primarily a result of increased engineering personnel costs, increased use of third-party development, increased design and prototype activity and increased use of our products for internal design and testing purposes. As a percentage of net revenue, research and product development expenses for the three and nine months ended September 30, 2001, net of amortization of deferred compensation, were approximately 1,163% and 710%, respectively. We expect that these expenses will continue to represent a significant portion of our operating expenses in the future.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses.

        Sales and marketing expenses, net of amortization of deferred compensation, for the three months ended September 30, 2001 were approximately $1.4 million, which represented a decrease of approximately $3.7 million, or approximately 72%, from approximately $5.1 million for the three months ended September 30, 2000. Sales and marketing expenses, net of amortization of deferred compensation, for the nine months ended September 30, 2001 were approximately $7.4 million, which represented a decrease of approximately $8.2 million, or approximately 52%, from approximately $15.6 million for the nine months ended September 30, 2000. These decreases were due primarily to a decrease in salaries related to headcount reductions, decreased commission expenses related to decreased sales, a reversal of bad debt expense related to accounts receivable reserves recorded in prior periods against accounts which were collected in the second quarter of fiscal 2001, and, to a lesser extent, decreased activities and costs related to advertising, trade shows and public relations. We do not anticipate that our sales and marketing costs will increase substantially in absolute dollars in the foreseeable future; however, such costs will fluctuate as a percentage of revenue.

        A significant portion of our sales expenses is incurred to support our direct sales force; however, to date we have sold a significant amount of our products in the United States through our OEM relationship with Siemens. For the three months ended September 30, 2001, sales through our direct sales force and sales through Siemens accounted for 59% and 41%, respectively, of our product sales. For the nine months ended September 30, 2001, sales through our direct sales force and sales through Siemens accounted for 22% and 78%, respectively, of our product sales. To date, we have not generated a significant amount of revenue from international sales, although we continue to devote limited resources to our sales and marketing efforts internationally.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

        General and administrative expenses, net of amortization of deferred compensation, for the three months ended September 30, 2001 were approximately $1.7 million, which represented an increase of approximately $476,000, or approximately 40%, from approximately $1.2 million for the three months ended September 30, 2000. General and administrative expenses, net of amortization of deferred compensation, for the nine months ended September 30, 2001 were approximately $5.8 million, which represented an increase of approximately $2.5 million, or approximately 76%, from approximately $3.3 million for the nine months ended September 30, 2000. These increases were primarily due to the additional general and administrative personnel, facilities expansion and related overhead costs to support our operations, the appointment of Regent Pacific to assist in managing our operations, and increased insurance, legal and accounting expenses to support the compliance requirements of being a public company. We anticipate that our general and administrative expenses will decrease in future periods, related primarily to our recent reductions in workforce and other cost reduction initiatives.

OTHER CHARGES

        During the three month periods ended June 30 and September 30, 2001, we incurred other charges of approximately $1.4 million and $2.8 million, respectively, as follows:

        THREE MONTHS ENDED JUNE 30, 2001:

Employee separation pay ........................      $  669,000
Legal and accounting fees ......................         401,000
Facilities consolidation and closures ..........         220,000
Other ..........................................          91,000
                                                      ----------
Total ..........................................      $1,381,000
                                                      ==========

        These charges were primarily incurred as the result of: i) costs associated with the restructuring of operations and implementation of a new operating plan, which resulted in a workforce reduction of approximately 30%, the closure of three facilities, and the cancellation of certain marketing activities, and ii) legal and accounting fees related to the delayed Form 10-K filing and restatement of fiscal 2000 quarterly financial statements, as well as legal fees incurred to remain in compliance with The Nasdaq National Market listing requirements. As of September 30, 2001, substantially all of these costs had been paid.

        THREE MONTHS ENDED SEPTEMBER 30, 2001:

Employee separation and retention paid .........      $  938,000
Reserve for employee retention pay through
  September 30, 2001 ...........................       1,639,000
Other ..........................................         189,000
                                                      ----------
Total ..........................................      $2,766,000
                                                      ==========

        These charges were incurred primarily as the result of: i) costs associated with the further restructuring of operations, which resulted in a workforce reduction of approximately 20%, ii) reserves established for the pro-rata portion of the employee retention commitment, iii) reserves established related to a product defect claim, and iv) disposal of assets related to continued reduction in personnel. We expect that we will incur charges of a similar nature in the fourth quarter of fiscal 2001.

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

In fiscal 2000, we recorded total deferred stock-based compensation of approximately $6.0 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant, and reversed deferred stock-based compensation of approximately $5.5 million and $4.1 million resulting from stock option cancellations and repurchase of unvested common shares from employees for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. We are amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. We reversed approximately $688,000 of stock-based compensation expense related to amortization previously recorded on unvested stock options which were cancelled, and recognized approximately $156,000 in stock-based compensation expense during the three months ended September 30, 2001, as compared to approximately $2.2 million in amortization incurred for the three months ended September 30, 2000. We reversed approximately $1.4 million of stock-based compensation expense related to amortization previously recorded on unvested stock options which were cancelled, and recognized approximately $405,000 of stock-based compensation expense during the nine months ended September 30, 2001, as compared to approximately $7.0 million in amortization incurred for the nine months ended September 30, 2000. At September 30, 2001 we had approximately $1.3 million of unamortized deferred stock-based compensation, which will be subject to future adjustments as the result of amortization and future cancellations related to reductions in personnel during the fourth quarter of fiscal 2001.

OTHER INCOME (EXPENSE)

        Our other income (expense) consists primarily of interest earned on our cash balances, cash equivalents and short-term investments, partially offset by interest expense paid on capital leases and credit facilities. Other income, net of other expenses, for the three months ended September 30, 2001 was approximately $333,000, which represented a decrease of approximately $1.2 million or approximately 78% from approximately $1.5 million for the three months September 30, 2000. Other income, net of other expenses, for the nine months ended September 30, 2001 was approximately $1.8 million, which represented a decrease of approximately $727,000, or approximately 29% from approximately $2.5 million for the nine months ended September 30, 2000. This decease was primarily attributable to interest earned on lower average cash balances throughout the relevant period, as well as a reduction in the average interest rates over the prior year.

BENEFICIAL CONVERSION FEATURE

        In connection with the issuance of Series D preferred stock in February and March 2000, we incurred a non-cash charge to equity of approximately $9.9 million related to the beneficial conversion feature on the Series D preferred stock. As a result of this non-cash equity charge, our net loss attributed to common shareholders was adversely impacted for the nine months ended September 30, 2000. There were no such charges incurred for the three or nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through sales of equity securities. We raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to our initial public offering in June 2000. In September 2000, we completed an initial public offering of 4.6 million shares (including 600,000 shares pursuant to the underwriters' over-allotment option) of common stock at a price of $15.00 per share, resulting in proceeds of approximately $62.3 million net of the underwriters discount and offering expenses. We also sold 200,000 shares of our common stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3.0 million.

        At September 30, 2001, we had cash and cash equivalents of approximately $38.1 million, no outstanding debt under any credit facilities, and approximately $194,000 of outstanding obligations under our equipment loans.

        We used approximately $29.7 million in cash for operating activities for the nine months ended September 30, 2001, an increase of approximately $4.1 million, or 16%, from approximately $25.6 million used for operating activities for the nine months ended September 30, 2000. This increase was primarily due to the increase in net loss for the period, a decrease in accounts payable and accrued liabilities resulting from increased payments to vendors and an increase in inventories, offset in large part by a decrease in accounts receivable related to customer collections in the second quarter of fiscal 2001.

In addition, during the quarter ended September 30, 2001, we recorded a reduction to accounts receivable of approximately $810,000 with a corresponding reduction in deferred revenue. This was related to shipment of products to a reseller in the second quarter of fiscal 2000, for which the revenues were deferred. We continue to expect that current conditions in the telecommunications equipment industry will have a negative impact on our ability to ultimately collect this receivable and recognize the corresponding revenues. Accordingly, our management deemed it appropriate to record the adjustment (See Notes to Consolidated Financial Statements -- Note 4).

        We also recorded an adjustment to increase liabilities by $981,000 with a corresponding reduction in deferred revenue related to an informal demand for payment related to a recourse guarantee arrangement with Siemens (See Notes to Consolidated Financial Statements -- Note 6).

        We generated approximately $5.6 million from our investing activities for the nine months ended September 30, 2001, as compared to approximately $4.6 million used for investing activities for the nine months ended September 30, 2000. The difference was due primarily to the net maturities of short-term investments of approximately $7.9 million for the nine months ended September 30, 2001 and a decrease in purchases of property and equipment from approximately $4.6 million during the nine months ended September 30, 2000 to approximately $2.3 million during the nine months ended September 30, 2001.

        Cash used for financing activities for the nine months ended September 30, 2001 was approximately $7,000, as compared to cash generated from financing activities of approximately $101.8 million for the nine months ended September 30, 2000. This decrease was attributed primarily to net proceeds generated from our Series D preferred stock financing and initial public offering and concurrent private placement during the nine months ended September 30, 2000.

        We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures and capital lease commitments consistent with our anticipated needs.

        At September 30, 2001, we had approximately $3.0 million in non-cancelable purchase commitments to our former principal contract manufacturers, which are expected to be fulfilled and paid in various increments through the first quarter of fiscal 2002. At September 30, 2001 there is approximately $600,000 included in accounts payable and accrued expenses on the balance sheet related to these commitments.

        At September 30, 2001 we had commitments of approximately $2.6 million in connection with our employee retention program. Pursuant to the terms of the program, all employees in good standing are eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees will also be entitled to a separation payment based on length of service, as defined. At September 30, 2001 there is approximately $1.6 million included in accounts payable and accrued expenses on the balance sheet related to these commitments.

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

              RISKS ASSOCIATED WITH OUR PROPOSED MERGER WITH OCCAM


        The proposed merger with Occam is subject to a number of risks that could have adverse effects on the Company notwithstanding the realization of the potential benefits of the proposed merger, some of which are summarized below. For instance, the failure to complete the merger could have a material adverse effect on the Company's stock price and its ability to continue its business and operations. Even if the merger is completed, the combined organization may incur significant costs in integrating the operations of the Company with those of Occam. This integration process may also divert management's attention away from operations. Even if the integration process is completed, there are many reasons the combined organization may not realize the expected benefits of the merger, including but not limited to its ability to retain and hire key employees and risks to the combined organization associated with Occam's business, financial performance and operations. In addition, after the merger, our existing stockholders and other equity holders will own approximately 32% of the combined company, resulting in significant dilution to our existing investors. The stock price of the Company may also decline as a result of the announcement, pendency or completion of the proposed merger. These and other risks associated with the proposed merger and Occam will be described in greater detail in the prospectus/proxy statement that the Company intends to file with the SEC in connection with the proposed merger.

                   RISKS THAT MAY CAUSE FINANCIAL FLUCTUATIONS

WE HAVE A LIMITED AND WIDELY FLUCTUATING OPERATING HISTORY, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS.

        We have a very limited operating history upon which to base your investment decision. We were incorporated in October 1996 and did not begin shipping our products in significant volume until September 1999. Due to our limited and widely fluctuating operating history, it is difficult or impossible to predict our future results of operations. Investors in our common stock must consider our business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. In particular, you should carefully consider the specific risks which are discussed in more detail in this section, in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and 10-Q/A filed with the SEC on May 15, 2001, May 8, 2001, and August 14, 2001 and in our registration statement on Form S-1 declared effective by the SEC on September 22, 2000.

WE OPERATE IN A MARKET THAT HAS EXPERIENCED A PROLONGED AND SIGNIFICANT ECONOMIC SLOW-DOWN, WHICH WILL MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO PREDICT OUR FUTURE RESULTS OF OPERATIONS

        The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns by our current and prospective customers, which has led to an overall decrease in demand for our products and has caused significant shortfalls in our revenues. In addition, we have been unable to gain much visibility into the future market for our products, and, as such, we can provide no assurance that the market, or our revenues, will be sufficient to support our ongoing operations in the foreseeable future.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

We have incurred significant losses since inception and expect that our net losses and negative cash flow will continue for the foreseeable future as we grow our business. As of September 30, 2001, we had an accumulated deficit of approximately $130.0 million. Although we generated net revenue of approximately $34.2 million for the year ended December 31, 2000, our net revenue has significantly decreased in subsequent periods, and we expect our net revenue to continue to decrease in the near future. Accordingly, we cannot assure you that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

        - our ability to consummate the proposed merger with Occam;

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

        - evolving industry standards for DSL, T1 and other transmission technologies;-varying and uncertain conditions of the copper-pair infrastructure, including size and length, electrical interference, and crossover interference with voice and data telecommunications services; and

        - domestic and foreign government regulation.

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

A number of purported class action lawsuits have been filed against our company and certain current and former officers in the United States District Court for the Central District of California, and have been consolidated into a single amended complaint. We are also aware that three securities class action lawsuits have been filed against the Company, the underwriters of its Initial Public Offering, its individual Board members and certain former officers, in the United States District Court for the Southern District of New York. We believe these allegations are without merit and intend to defend the actions vigorously.

        We are also currently a party to a product defect claim whereby one of our customers has demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3.0 million. On May 8, 2001, the customer filed a lawsuit against our company in the United States District Court of Colorado related to this claim. We have denied the customer's allegations, and have retained counsel to defend the actions vigorously.

WE DERIVE ALMOST ALL OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUE COULD DECLINE SIGNIFICANTLY IF WE LOSE A CUSTOMER, IF A CUSTOMER CANCELS OR DELAYS AN ORDER, OR IF WE ARE NOT ABLE TO COLLECT RECEIVABLES FROM CUSTOMERS OR ARE REQUIRED TO GRANT STOCK ROTATION OR INVENTORY RETURN RIGHTS TO OUR CUSTOMERS.

        Since we depend on a small number of customers, our revenue could be materially and adversely impacted if we lose a customer, if a customer cancels or delays an order, or if we are not able to collect receivables from customers or are required to grant stock rotation or inventory return rights to our customers. Sales to Siemens accounted for approximately 41% and 78% of our revenues for the three and nine months ended September 30, 2001, respectively. Accordingly, if we do not diversify and expand our customer base, our future success would significantly depend upon the timing and size of future purchase orders, if any, from our largest customers. In addition, if any of our customers is acquired, we may lose its business. The loss of any one of our customers, or the delay of a significant order from any of our customers, even if only temporary, could, among other things, reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow. Market conditions in the telecommunications equipment industry have also deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy. Accordingly, while we have to date collected the majority of our accounts receivable outstanding as of September 30, 2001, we may not be able to do so in the future, and may be required to write off a significant amount of accounts receivable. In addition, some of our customers have not yet deployed equipment that they have purchased from us, and may request stock rotation or inventory return rights with respect to equipment they purchase from us. While to date, we have not granted inventory return rights and have only granted limited stock rotation rights to certain customers, we may be required to do so in the future. Since we derive almost all of our revenue from a small number of customers, any of these events could materially and adversely affect our business, financial condition and results of operations.

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

IF WE FAIL TO MANAGE OUR OPERATIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

        We have experienced significant changes in our operations. These changes have placed a significant strain on our managerial, operational and financial resources. For example, during the first quarter of fiscal 2001, we experienced several changes in our senior management, including the retention of Regent Pacific Management Corporation, to act as our CEO, our CFO and our Vice President of Sales and Marketing. In addition, during the second and third quarters of fiscal 2001, we downsized our workforce pursuant to a business strategy designed to meet the following objectives:

        - optimize the organization and reduce operating expenses

        - refocus R&D efforts to maximize current product lines and development of certain next generation product lines; and

        - redirect sales and marketing activities to focus on near-term sales and profit opportunities and potential future customers

        In addition, we will need to coordinate our domestic and international operations and may be required to establish the necessary infrastructure to implement our international strategy. To date, due in large part to the downturn in the market for telecommunications equipment, we have not been able to successfully accomplish the foregoing in an efficient and timely manner, and, as such, our business, financial condition and results of operations have been materially and adversely affected.

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

We have received notification by the Nasdaq Listing Qualifications Panel that we have failed to comply with Marketplace Rule 4450(a)(5) because our common stock has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days. To remain in compliance with listing requirements, our common stock must maintain a minimum bid price of $1.00 for ten consecutive trading days. We were initially provided 90 calendar days, or until October 10, 2001, to regain compliance; however, Nasdaq suspended these proceedings pursuant to a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq, effective September 27, 2001 If Nasdaq lifts its moratorium and we are unable to demonstrate such compliance within the, our securities may be delisted from The Nasdaq National Market at a future date. If a delisting were to occur, we believe that our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. This may also adversely impact the ability of our stockholders to purchase and sell our shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and harm our ability to raise additional funds. Each of these events could have a material adverse effect on our business, financial condition and operating results.

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

        We rely primarily upon Fine Pitch Industries, Inc. ("Fine Pitch") to build our products. We do not have internal manufacturing capabilities. Our reliance on third-party manufacturers, primarily Fine Pitch, involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of our current or previous suppliers are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers, which could take more than six months. It is possible that an alternate source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and quality. Any significant interruption in manufacturing would result in us having to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations. Our contract manufacturers also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill our orders on a timely basis.

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

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

        We do not have a long-term supply contract with our primary contract manufacturer, Fine Pitch. Consequently, Fine Pitch is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our component requirements, Fine Pitch may purchase excess inventory. For those parts that are unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products and recognition of revenue.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

         We are currently a party to a purported patent infringement claim. While we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, we cannot assure you that we would prevail in any such actions, given their complex technical issues and inherent uncertainties. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

OUR BUSINESS COULD BE SHUT DOWN OR SEVERELY IMPACTED IF A NATURAL DISASTER OR OTHER UNFORESEEN CATASTROPHE

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

IF WE FAIL TO COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS, SALES OF OUR EXISTING AND FUTURE PRODUCTS COULD BE ADVERSELY AFFECTED.

        The markets for our products are characterized by a significant number of laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories, some of which are evolving as new technologies are deployed. While we believe that our products comply with all current governmental laws, regulations and standards, we cannot assure you that we will be able to continue to design our products to comply with all necessary requirements in the future. In addition, our customers may require our products to comply with various industry standards, such as those promulgated by Telcordia Technologies, or proprietary standards promoted by our competitors. Our key competitors may establish proprietary standards, which they do not make available to us. As a result, we may not be able to achieve interoperability with their products. Internationally, we may also be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union.

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

IF THIRD-PARTY SUPPLIERS DO NOT DEVELOP COMPONENTS THAT WE RELY ON FOR OUR CURRENT AND PRODUCTS, WE MAY NOT BE ABLE TO OFFER COMPETITIVE PRODUCTS.

        Some of our products may rely on components developed by third parties. If these components fail to be developed by third parties in a timely basis, or at all, or if they are not otherwise made available to us, we may not be able to offer new products that are competitive. In this event, our business, financial condition and results of operations could be materially and adversely affected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation

        Following the Company's April 17, 2001 announcement that it would restate its financial results, seven securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The seven pending punitive securities class action lawsuits were consolidated by the Honorable Judge Ronald S.W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a Consolidated Amended Complaint on October 30, 2001. The Amended Complaint generally alleges that the defendants made materially false and/or misleading statements regarding the Company's financial condition and prospects during the period between June 22, 2000 through April 17, 2001 in violation of Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and that the registration statement and prospectus issued by defendants in connection with Company's June 23, 2000 IPO contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933. The Company intends to vigorously pursue its defense of the lawsuit.

IPO Allocation Cases

In June 2001, three punitive shareholder class action lawsuits were filed against Accelerated Networks, Inc. (or "the Company"), certain of its officers and directors and several investment banks that were underwriters of the Company's initial public offering. It is possible that additional similar complaints may be filed against the Company. The present cases were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company's stock between June 23, 2000 and June 8, 2001. The lawsuits allege violations of Sections 11 and 15 of the Securities Exchange Act of 1933, Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's June 23, 2000 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful IPOs. The Company believes that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. The Company and its officers and directors intend to defend against the pending actions vigorously.

Product Defect Litigation

        In October 2000, the Company was advised by one of its customers that the customer believed that certain of the Company's products sold and delivered to the customer were defective and that it believed that the Company failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to the Company in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against the Company in the United States District Court of Colorado related to this claim. The Company has denied the customer's allegations, and has retained counsel to defend these actions vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On September 28, 2000, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-31732) that was declared effective by the SEC on September 22, 2000. The Offering commenced on September 23, 2000 and closed on September 28, 2000 after all 4.6 million shares of Common Stock registered under the Registration Statement (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $15.00 per share. The aggregate price of the Offering amount registered was $69.0 million. In connection with the Offering, the Company paid an aggregate of $4.8 million in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1.9 million. After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, the Company received net proceeds from the Offering of approximately $62.3 million.

        As of September 30, 2001, the Company had used approximately $27.1 million of the net proceeds from the Offering to fund the general operations of the Company. The Company intends to continue to use the proceeds for general corporate purposes as described in the prospectus for the Offering, and to fund certain purchase commitments as described in "Liquidity and Capital Resources" and "Note 7 -- Commitments and Contingencies" included in this Report on Form 10-Q. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates.

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

        On April 24, 2001, the Company received a Nasdaq Staff Determination that, pursuant to Marketplace Rule 4310(c)(14), its common stock was subject to delisting from The Nasdaq National Market because the Company delayed the filing of its Form 10-K for the period ended December 31, 2000. The Company filed its Form 10-K on May 8, 2001. In response to the Staff Determination, the Company requested a hearing before the Nasdaq Listing Qualifications Panel, which was scheduled for May 10, 2001. On May 11, 2001, the Company announced that this hearing had been rescheduled to September 8, 2001, because Nasdaq staff had requested the hearing be continued for 30 days to allow it sufficient time to determine the necessity of a hearing. On May 22, 2001, the Nasdaq staff informed the Company that the delisting hearing had been cancelled, and trading in the Company's stock resumed.

        On July 12, 2001, the Nasdaq Listing Qualifications Panel gave notice to the Company that its common stock had failed to maintain a minimum bid price of $1.00 over the most recent consecutive 30 trading days as required under Marketplace Rule 4450(a)(5). The Company initially was provided 90 calendar days, or until October 10, 2001, to regain compliance; however, Nasdaq suspended these proceedings pursuant to a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq, effective September 27, 2001. If Nasdaq lifts its moratorium and the Company is unable to demonstrate compliance, its securities may be delisted from The Nasdaq National Market at a future date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None.


        (b)    REPORTS OF FORM 8-K

               None.

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


Dated: November 14, 2001