Form 10-K405
period 2001-12-31
ACCELERATED NETWORKS INC
filed 2002-04-01
CIK 1108185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from  __________ to __________

                       Commission file number 000-30741

                               -----------------

                          ACCELERATED NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 77-0442752
                   (State or other          (I.R.S. Employer
                    jurisdiction
                 of incorporation or       Identification No.)
                    organization)

                  301 Science Drive
                Moorpark, California              93021
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code: (805) 553-9680

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Based on the closing sale price of March 26, 2002, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on such date was approximately $6,862,628*.

   As of March 26, 2002, the number of shares outstanding of the registrant's common stock was 50,897,285.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or portions thereof) are incorporated by reference into this Form 10-K: None

* Excludes approximately 30,713,086 shares of common stock held by Directors, Officers and holders of 5% or more of the registrant's outstanding Common Stock at March 26, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrants, or that such person is controlled or under common control with the registrant.

================================================================================

                          ACCELERATED NETWORKS, INC.

                               TABLE OF CONTENTS
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                        Page
                                                                                        ----
PART I.................................................................................   1

   Item 1.   Business..................................................................   1

   Item 2.   Properties................................................................  12

   Item 3.   Legal Proceedings.........................................................  13

   Item 4.   Submission of Matters to a Vote of Security Holders.......................  14

PART II................................................................................  15

   Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters..  15

   Item 6.   Selected Financial Data...................................................  16

   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................  18

   Item 7a.  Quantitative and Qualitative Disclosures about Market Risk................  43

   Item 8.   Financial Statements and Supplementary Data...............................  43

   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................  43

PART III...............................................................................  44

   Item 10.  Directors and Executive Officers of the Registrant........................  44

   Item 11.  Executive Compensation....................................................  47

   Item 12.  Security Ownership of Certain Beneficial Owners and Management............  50

   Item 13.  Certain Relationships and Related Transactions............................  53

PART IV................................................................................  54

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  54

   This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, the outcome of pending litigation and the proposed merger with Occam Networks, Inc., a California corporation ("Occam"). These forward-looking statements are based on Accelerated Networks' current expectations, estimates and projections about Accelerated Networks' industry, management's beliefs, and certain assumptions made by Accelerated Networks. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, Accelerated Networks' actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part II, Item 7 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and similar discussions in Accelerated Networks' other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect Accelerated Networks' business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in Accelerated Networks' other filings with the SEC before deciding to invest in Accelerated Networks or to maintain or increase your investment. Accelerated Networks undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

                                    PART I

ITEM 1.  BUSINESS

                         ACCELERATED NETWORKS BUSINESS

Overview

   Accelerated Networks develops and markets customer premise telecommunications products that enable carriers to deliver bundled voice and data services over a single broadband access network. Accelerated Networks' multiservice customer premise broadband access products are designed to allow service providers to efficiently and cost-effectively deliver and manage multiple voice and data services, and to allow their customers to access those services, using various broadband access technologies, including digital subscriber line, or DSL, copper-line technologies such as Tl and NxTl, and higher bandwidth technologies such as DS3 and fiber optic OC-3.

   Accelerated Networks' integrated access devices, or IADs, are designed to interoperate with different types of equipment deployed in service provider networks and to comply with relevant industry standards. Accelerated Networks believes this interoperability allows for efficient and seamless installation and provides its customers with greater flexibility in designing and deploying their networks. Accelerated Networks' target customers are inter-exchange carriers, regional bell operating companies, incumbent local exchange carriers, competitive local exchange carriers and foreign telecommunication service providers.

   Accelerated Networks' carrier-class IADs are installed at the premises of the service providers' business customers. This premise-based equipment enables the service providers to deliver multiple voice and data services to their business customers from a single broadband access facility. Accelerated Networks' carrier-class IADs provide robust quality of service. Additionally, Accelerated Networks' carrier-class IADs facilitate complete network management and service provisioning from service provider network operations centers.

The Proposed Merger

   On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam, with Occam surviving as a wholly-owned subsidiary of Accelerated Networks. Under the terms of the merger agreement, upon completion of the merger stockholders of Occam will receive shares of Accelerated Networks common stock for their shares of Occam stock, and option holders and warrant holders of Occam will receive options and warrants in Accelerated Networks, collectively representing 68% of the fully diluted equity of the combined organization. In addition, upon completion of the merger the former stockholders of Occam will hold a majority of the outstanding stock of Accelerated Networks, the combined organization's board of directors will consist of six Occam designees out of a board of seven members, and Occam's current management will be responsible for the day-to-day management of the combined organization.

   Accelerated Networks filed a registration statement on Form S-4 on December 21, 2001, in connection with the proposed merger, and has subsequently filed amendments to the registration statement on February 11, 2002 and March 19, 2002. Information relating to Occam, Occam's business and the merger is set forth in more detail in that registration statement, as amended. The registration statement, as amended, is not part of this Annual Report on Form 10-K.

   The description of Accelerated Networks and its business in this Annual Report on Form 10-K, except for specific references to the contrary, describe Accelerated Networks as a stand-alone entity and not assuming the combined business of Accelerated Networks and Occam.

History of Accelerated Networks

   Accelerated Networks was incorporated in October 1996. From inception through March 1999, its operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of marketing, sales, field service and customer support organizations, building a management team and establishing relationships with potential customers. Initially, Accelerated Networks focused on developing a comprehensive family of multiservice broadband access products consisting of its point of presence located multi-service access platform, or MSAP, voice gateways, central office or multitenant unit-located MSAP, DSL and T1 concentrators, customer located carrier-class IADs, and a software-based element management system. Accelerated Networks commenced shipments of its MSAP voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. Accelerated Networks has not generated any significant amount of revenue from sales of its element management system software or sales of its extended warranty and customer support services. Despite the revenue generated by the sales of its MSAP and carrier-class IAD products, Accelerated Networks has never achieved profitability on a quarterly or annual basis.

   In light of the significant downturn in the telecommunications market place in 2000 and continuing into 2001 and 2002, Accelerated Networks has been unable to predict when and how the market will recover, particularly as it relates to the provisioning of combined voice and data services. Accelerated Networks senior management does not believe that the company's financial resources would support the company for an indefinite period of time. In response, during 2001 Accelerated Networks initiated a number of changes in order to realize both short-term and long-term value for Accelerated Networks stockholders. These changes include the decision to enter into the proposed merger with Occam, significantly reduce Accelerated Networks' workforce and significantly scale back its product offerings. As a result, Accelerated Networks discontinued its MSAP product line and the only product line that Accelerated Networks is continuing to develop and produce for sale to customers is its carrier-class IAD product line.

Industry Background

  The growing need for high-speed broadband communications

   In the last few years, the volume of data traffic over the Internet and private communications networks has grown significantly, fueled by increasing numbers of users and continued proliferation of Internet-based applications such as e-commerce. In addition to e-commerce, business usage of the Internet for applications such as supply chain management, Web hosting, remote access for telecommuters, virtual private networks and other services has generated a significant amount of traffic for the existing communications infrastructure.

   In an effort to meet this expected growth in data traffic, many service providers have made significant investments in fiber optic core network infrastructure to improve bandwidth and speed in the Internet backbone. Similarly, many businesses have made significant investments to increase the capacity of their premises' data network infrastructure. However, an access bottleneck still exists between the ends of the fiber optic networks at telephone companies' central offices and the customer premises. This segment of the network, generally connected through the existing copper-pair infrastructure that makes up normal telephone lines, is commonly known as the "last mile."

  Evolution of broadband access technologies

   Historically, the telecommunications industry in the United States and internationally was highly regulated, with both local and long distance service providers operating as monopolies. In the U.S., incumbent local exchange carriers had a monopoly on the last mile and primarily offered T1 and Integrated Services Digital Network, or ISDN, services to address their customers' needs for high speed connectivity. A Tl line is a phone connection supporting voice or data traffic at high speeds, and ISDN is a communication standard for sending voice, video and data on digital or normal telephone lines. Although T1 technology helped to fill the need for broadband access for large businesses, which used leased Tl lines as a means to create intra-enterprise private communications networks, it was not widely adopted by small and medium size businesses, telecommuters and residential users, largely because of its high cost. Analog dial-up modems and ISDN terminal adapters are also limiting because of their lower access-speeds. To address these issues, service providers are continuing to take advantage of new technologies such as DSL to offer cost-effective broadband access to their customers. DSL technologies use sophisticated schemes to pack data onto copper wires, and are sometimes referred to as last-mile technologies because they are used only for connections from a telephone switching station to a home or office. In addition, declining costs have now made T1 services a viable means for service providers to deliver broadband access to medium-size business customers as well.

  The competitive telecommunications environment

   Since the federal government split AT&T in the mid-1980s, competition in the telecommunications industry has emerged in several forms. Competitive local exchange carriers have primarily focused on delivering voice services to large and medium-size business customers and, consequently, have generally designed their access networks to deliver a single service, such as voice, over a single access facility, such as a T1 line. As a result, these competitive local exchange carriers often had to use parallel access networks, one for delivering voice traffic and the other for data traffic, in order to provide their customers with both voice and data services. While these competitive local exchange carriers could offer competitive pricing relative to incumbent local exchange carriers, heightened competition and increased price pressure, coupled with the high underlying cost of maintaining parallel access networks, has made it increasingly difficult for competitive local exchange carriers to compete.

   A second type of competitive local exchange carrier, commonly called a data competitive local exchange carrier, emerged following the passage of the 1996 Telecommunications Reform Act. Data competitive local exchange carriers primarily constructed DSL-based access networks initially intended for the delivery of a single service, high speed Internet access to residential and business customers. Data competitive local exchange carriers typically lease the copper-pair infrastructure from incumbent local exchange carriers, add DSL functionality, and sell broadband access on a wholesale basis to Internet service providers, or ISPs, which then market this access to end customers. Having only a single service to offer their customers, these data competitive local exchange carriers found it difficult to compete in only the data market and have sought opportunities to expand; however, in order to offer voice services, these data carriers had to build parallel networks to carry voice traffic.

   These first generation competitive local exchange carriers need to consolidate their voice and data access networks, which are currently used to deliver multiple services, in order to reduce costs and compete more effectively. Data competitive local exchange carriers, in turn, having built out a significant nationwide DSL footprint, need to augment their revenue from Internet access to residential customers by targeting business customers with multiservice bundles. Market and economic forces are driving these carriers to implement broadband networks that deliver multiple services to their customers. Accelerated Networks believes that incumbent and competitive telecommunication service providers understand the benefits of and are evaluating the feasibility of offering multiple voice and data services over a single broadband facility.

  Highly leveraged competition

   The newly emerging competitive carriers began to deploy and offer lower priced converged services to their customers. This expansion in services offered by these carriers was funded in part by telecommunications equipment providers eager to sell infrastructure equipment to new customers.

   Unfortunately, these newly emerging carriers underestimated the costs associated with network deployment and operations, as well as the difficulties and costs associated with acquiring a customer base. In part due to these factors, many of these new carriers were unable to complete planned network deployment and deliver their projected earnings; consequently, their share prices collapsed. Unable to attract additional capital to fund the deployment of their networks and fund customer acquisition costs, these carriers closed their networks and many declared bankruptcy.

   In the meantime, the incumbent carriers continued to evaluate, but not deploy, converged services. While the reasons for deploying converged service capabilities are still compelling, current economic conditions are discouraging the incumbent carriers from pursuing this opportunity. Accelerated Networks management believes that without the competitive pressures asserted by the competitive local exchange carriers these incumbent carriers will continue to defer the implementation of broadband networks until this deployment is economically justifiable or required by law.

  The need for integrated access solutions

   Accelerated Networks believes that service providers must be able to cost-effectively bundle multiple voice and data services over a single broadband access network in order to compete more effectively. More specifically, Accelerated Networks believes that these service providers require integrated access solutions that:

  . allow for the delivery of a rich set of bundled voice and data services over a single broadband access facility;

  .  enable rapid deployment of additional services;

  .  provide a high degree of reliability and scalability;

  .  support multiple broadband access technologies;

  .  provide for ease of management; and

  .  interoperate with other network elements through industry standards.

The Accelerated Networks Solution

   Accelerated Networks develops and markets customer premise telecommunications products that enable carriers to deliver bundled voice and data services over a single broadband access network. Accelerated Networks offers a family of carrier-class IADs, allowing service providers to cost-effectively deliver bundled voice and data services to business customers and providing robust quality of service. Additionally, Accelerated Networks' carrier-class IADs facilitate complete network management and service provisioning from service provider network operations centers.

   Accelerated Networks' multiservice broadband access products are designed to enable service providers to cost-effectively address the needs of multiple target markets. These target markets include large, medium and small businesses, branch offices, remote offices, small offices, home offices and telecommuters. In particular, Accelerated Networks offers service providers a broad range of carrier-class IADs, each with varying features and functionality, which enable them to better address the bandwidth, service and other requirements of their customers. In addition, because Accelerated Networks' carrier-class IADs support the delivery of bundled voice and data services over DSL, T1, NxT1, DS3 and OC-3 access technologies, its products enable service providers to effectively extend their service reach.

The Accelerated Networks Strategy

   Accelerated Networks' objective is to become a leading provider of integrated access devices. In February 2001, Accelerated Networks engaged Regent Pacific Management Corporation ("Regent Pacific") to fill several senior executive and management positions, including the chief executive officer and chief financial officer. In November 2001, Accelerated Networks entered into an agreement with Occam pursuant to which a wholly-owned subsidiary of Accelerated Networks would merge with and into Occam, and Occam would become a wholly-owned subsidiary of Accelerated Networks. As a result of these events, Accelerated Networks' current strategy to achieve its objective is evolving and likely to undergo substantial revision in the future. However, Accelerated Networks' current plan includes certain key elements, described below.

  Enhance technology leadership

   Accelerated Networks believes that the individual network elements most critical to deploying multiple broadband access services are those elements at either "edge" of the broadband access network, including customer-located IADs. As a result, Accelerated Networks intends to continue to expand its technological leadership in this product area. Accelerated Networks believes this will help it create significant barriers to entry for emerging competitors as well as established telecommunications equipment vendors.

  Broaden distribution channels

   Accelerated Networks plans to extend its distribution channels to meet the demand for integrated access equipment, selectively pursuing OEMs, and additional distributors, resellers and network integrators to increase the penetration of its products in new and existing markets. OEMs, distributors, resellers and network integrators are an integral part of Accelerated Networks' distribution strategy because Accelerated Networks believes that, in conjunction with its direct sales force, these OEMs, distributors, resellers and network integrators will help identify new sales prospects, sell Accelerated Networks' products as part of a complete solution, and customize and integrate Accelerated Networks' products into service provider networks.

  Continue to pursue and leverage strategic relationships

   Accelerated Networks believes that establishing strategic relationships with companies whose business models and competencies complement its own will enable Accelerated Networks to more effectively penetrate various market segments and offer its customers additional high-quality and value-added solutions. Accelerated Networks plans to continue actively working with its customers and other equipment vendors to ensure interoperability with equipment installed in their networks, as well as equipment that is currently being developed. Accelerated Networks also plans to work with its customers and equipment manufacturers to develop and promote new standards so that Accelerated Networks' products will continue to be interoperable with future network equipment.

Products

   Accelerated Networks offers a family of integrated access devices, or IADs, designed to facilitate interoperability with different types of equipment deployed in service provider networks and comply with applicable industry standards. Accelerated Networks' carrier-class IADs are installed at the customer premises of the service providers who provide their business customers multiple voice and data services over a single broadband access facility. This allows service providers to cost-effectively deliver bundled voice and data services to business customers. Accelerated Networks' carrier-class IADs provide robust quality of service. Additionally, Accelerated Networks' carrier-class IADs facilitate complete network management and service provisioning from service provider network operations centers.

   To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. Sales of its MSAP and carrier class IAD products constituted approximately 23% and 77%, respectively, of Accelerated Networks' revenue for the year ended December 31, 2001, approximately 48% and 52%, respectively, of Accelerated Networks' revenue for the year ended December 31, 2000, and approximately 58% and 42%, respectively, of Accelerated Networks' revenue for the year ended December 31, 1999.

   Accelerated Networks recently discontinued the development, sales and marketing of its MSAP product line.

  Current Products

   Accelerated Networks provides the wide range of carrier-class IADs described below:

  . The AN-20 IAD provides data-only broadband access over DSL or small office/home office and T1 facilities and is intended for small business customers.

  . The AN-24 IAD supports broadband data access as well as up to 4 analog voice ports and is targeted at small offices, home offices and telecommuters.

  . The AN-28 IAD supports broadband data access and up to 8 analog voice ports and is designed for small businesses and branch offices.

  . The AN-30 IAD supports broadband data access and up to 12 analog or 24 digital voice ports and is focused on small to medium-size business locations.

  . The AN-32 IAD is capable of handling Frame Relay, Ethernet (IP) and either 16 analog ports, or two subscriber-side T1 interfaces with support for up to 48 digital voice ports. The AN-32 introduces Inverse Multiplexing, or IMA, for asynchronous transfer mode, or ATM, interface with up to 4 links that provide higher uplink capacity and redundancy, and is focused on medium and larger business locations.

  . The AN-3204 IAD may be used as a large business concentrator, facilitating DS3 and OC-3 wide area network uplinks in addition to DSL, T1 and NxT1.

   All of Accelerated Networks' carrier-class IADs support internal layer two and layer three protocol, and routing and point to point protocol, or PPP, over ATM, including such capabilities as network address translation, dynamic host configuration protocol and packet filtering. Additionally, Accelerated Networks' carrier-class IADs can connect directly to customer frame relay equipment, including routers, using standard frame relay-to-ATM internetworking functions. Accelerated Networks' carrier-class IADs also provide support for constant bit rate and real-time variable bit-rate, voice-over-ATM, built-in voice compression, silence suppression, comfort noise insertion, voice compression and echo cancellation. Finally, Accelerated Networks' carrier-class IADs are fully manageable from remote network operations centers using widely adopted Internet protocols.

  Products in Development

   Accelerated Networks currently has under development products, features and functions which it believes will further enhance its IAD products family. These development activities are generally focused on the following areas:

  .  adding DSL variants to Accelerated Networks' carrier-class IADs;

  . broadening Accelerated Networks' carrier-class IAD product line with new IAD platforms; and

  .  improving manufacturability.

Customers

   Historically, sales of Accelerated Networks' products have primarily been to competitive local exchange carriers and inter-exchange carriers.

   Sales to Siemens, Accelerated Networks' largest customer, accounted for approximately 16%, 38% and 78% of Accelerated Networks' revenue for the years ended December 31, 1999, 2000 and 2001, respectively. While Accelerated Networks anticipates that sales to any specific customer will vary from period to period, it expects that it will continue to have significant customer concentration for the foreseeable future. To date, a significant portion of Accelerated Networks' revenue has been derived from a small number of orders and its sales have been made on the basis of individual purchase orders, rather than long-term commitments.

   Many service providers, including most of Accelerated Networks' current customers, are building networks that are in their initial stages of deployment. In general, these service providers make relatively small initial purchases. Accelerated Networks believes that as these service providers continue to build out their networks, they will eventually need to purchase significantly greater amounts of equipment. Accordingly, Accelerated Networks intends to leverage its existing customer base to continue to provide Accelerated Networks' products to these service providers as they expand their networks.

Strategic Relationships

   Accelerated Networks believes that establishing strategic relationships with companies whose business models and competencies complement its own will enable Accelerated Networks to more effectively penetrate various market segments and offer Accelerated Networks' customers additional high-quality and value-added solutions. Accelerated Networks has an established distribution relationship with Siemens ICN in the United States and Siemens ICN's parent, Siemens AG, for international markets. Since Accelerated Networks believes that OEM relationships are important, it is currently pursuing strategic OEM relationships with other telecommunications equipment manufacturers.

Technology

   Accelerated Networks designs and manufactures carrier-class IADs. This product family combines a number of hardware and software technologies. Accelerated Networks' primary areas of expertise include the following areas:

  Carrier-class hardware design

   Carriers set high performance standards for customer premise equipment they sell. Accelerated Networks' carrier-class IAD hardware designs use processors and memory components derived from the same component family. This allows Accelerated Networks to design its carrier-class IADs to support customer-specific applications using common software. All models of Accelerated Networks' carrier-class IAD hardware are designed to work with the same software, simplifying deployment for service providers. Accelerated Networks' hardware designs use market-leading component technology, especially for DSL applications, which today are based on de facto standards for interoperability. Accelerated Networks endeavors to incorporate widely-used chipsets to ensure interoperability with a wide range of other DSL equipment. Accelerated Networks also uses field programmable gate arrays for specific applications, which makes its hardware designs more flexible, allowing for rapid enhancements or changes without the need to add new chips.

  Packet-based voice expertise

   Accelerated Networks has extensive expertise in packetized voice technology. Accelerated Networks utilizes digital signal processing algorithms to implement voice compression, echo cancellation, silence suppression, and comfort noise insertion, which are key elements in optimizing bandwidth use while delivering toll-quality voice service. In addition, Accelerated Networks has extensive experience in all aspects of analog and digital telephony required to implement a wide range of call routing and termination options. Accelerated Networks' voice-over-ATM knowledge includes the use of rt-VBR, a type of technology which optimizes use of bandwidth and allows for compressed voice transmission. A key area of Accelerated Networks' research and development focuses on using ATM, or SVCs, to dynamically connect telephone subscribers with local or long distance voice switches, as well as emerging soft switches and to directly connect to other business locations.

  Software and protocol technologies

   Accelerated Networks has extensive experience with protocols such as Internet Protocol, or IP, ATM and frame relay. Accelerated Networks' protocol software is designed to be reusable across its products and to support compatibility with new and existing hardware. IP technologies such as network address translation and dynamic host configuration protocol help conserve IP addresses, which is critical in today's rapidly growing Internet environment. Furthermore, Accelerated Networks has considerable experience with basic bridging and routing functions, as well as interworking functions required to map IP to frame relay, IP to ATM and frame relay to ATM. Accelerated Networks also possesses knowledge on the policing, shaping and traffic management techniques required to preserve service quality across converged voice/data access networks.

  Transmission technologies

   Accelerated Networks' in-depth knowledge of copper-pair transmission technologies used in the last mile includes various types of DSL, such as asymmetric DSL, symmetric DSL and G.Lite, T1/E1, DS3, and inverse multiplexing over ATM. In addition, Accelerated Networks has extensive expertise in coaxial and fiber-optic based technologies used for transmission between POPs and central offices, including DS3, E3, OC-3 and STM-1. The physical layer of all of Accelerated Networks' products has been abstracted from the service layers, enabling new transmission technologies to be added very quickly.

  Element management and provisioning

   Accelerated Networks has developed flow-through and self-provisioning features that it believes dramatically reduces network operation costs. Accelerated Networks incorporates self-provisioning functionality in its carrier-class IADs, enabling configuration from a centrally located directory. The Accelerated Networks element management system enables Accelerated Networks customers' to reduce their provisioning, operating and management costs.

  Research and development

   Accelerated Networks has made substantial investments in research and development. Research and development expenses were approximately $12.9 million, $23.6 million and $21.3 million during the fiscal years ended 1999, 2000 and 2001, respectively. Research and development expenses related to its IAD product family were approximately $3.6 million, $6.4 million and $4.5 million during the fiscal years ended December 31, 1999, 2000 and 2001 respectively, representing approximately 26% of the total research and development expense for the past three fiscal years. Although Accelerated Networks plans to continue to invest in research and development focusing its efforts on the continued enhancement of its core IAD product family, these expenditures will likely decline as an overall percentage of Accelerated Networks' expenses.

Sales and Marketing

   Accelerated Networks currently focus its sales and marketing efforts in three areas:

  Direct

   Accelerated Networks believes that direct interaction with service providers provides an efficient method of understanding its customers' business models and technical requirements. Further, Accelerated Networks believes that the competitive nature of the telecommunications equipment industry requires Accelerated Networks to reduce costs that would otherwise be passed on to its customers. In many cases this is accomplished by avoiding intermediate steps in the distribution chain and establishing a direct relationship with the service provider customers.

  Distributor

   In prior years, sales through Siemens ICN have been an important distribution channel for Accelerated Networks in the U.S. Siemens ICN primarily sells its products to incumbent local exchange carriers, regional bell operating companies, competitive local exchange carriers and smaller independent operating companies. Accelerated Networks is currently pursuing OEM opportunities with telecommunications equipment manufacturers it can supply on an OEM basis.

  System Integrator

   Accelerated Networks believes that some small service providers and their end-user customers may prefer purchasing Accelerated Networks products through systems integrators that, in addition to sourcing products, provide other value-added services such as integration, test, staging, installation and third-party equipment procurement. While systems integrators have not traditionally focused on generating demand for Accelerated Networks' products, Accelerated Networks believes that it is well-positioned to help increase market penetration of its products by targeting system integrators and small service providers. These small service providers, as well as larger customers with private networks, use system integrators to design, operate and maintain their networks. As a result, Accelerated Networks intends to work closely with selected system integrators to provide training and engage in cooperative sales and marketing programs targeted at smaller service providers and entities with large, private networks.

   Accelerated Networks emphasizes the use of Web-based technology for both internal and external sales and marketing applications. For internal applications, virtually all of Accelerated Networks' information, documentation, policies, procedures, directories, competitive data and market research are contained in Web-accessible databases. This allows for rapid internal dissemination of information to Accelerated Networks' sales and marketing personnel. For external applications, Accelerated Networks makes its company, product, and process-based information available to existing and potential customers.

Manufacturing

   Accelerated Networks outsources most of its product and printed circuit board assembly to contract manufacturers. For ease in manufacturing and inventory management, Accelerated Networks uses standard parts and components whenever possible. Accelerated Networks conducts final product assembly and stress and final testing for most of its products. Accelerated Networks has complete capabilities for configuration, packaging, and shipping of its products. Accelerated Networks performs comprehensive inspection tests and uses statistical process controls to assure the reliability and quality of its products. Accelerated Networks' manufacturing engineers develop all test procedures and design and build all equipment and stations required to test its products. Accelerated Networks integrates these manufacturing tests with its contract manufacturers' build processes. Accelerated Networks' manufacturing personnel work closely with its design engineers to design for manufacturability, and to ensure that its test environment remains current as broadband access technologies evolve.

   Accelerated Networks uses a sales forecast based on anticipated product orders to determine its product requirements. In turn, Accelerated Networks provides these forecasts to its contract manufacturers, and they procure all material according to lead times. In the future, Accelerated Networks may seek additional contract manufacturers or secure offshore manufacturing capabilities to meet its anticipated manufacturing requirements and to continue driving down the cost of its products. Because Accelerated Networks makes purchase commitments to its contract manufacturers based on forecasts, Accelerated Networks is subject to significant risk that its forecasts may be inaccurate. This may cause Accelerated Networks to purchase less inventory than is needed to fill customer orders, or to purchase excess quantities of inventory that may become subject to obsolescence.

Geographic Information

   Substantially all of Accelerated Networks revenue is generated within the United States and all of Accelerated Networks' long lived assets are located within the United States.

Competition

   The market for integrated access products is extremely competitive and Accelerated Networks believes that competition will increase substantially as the introduction of new technologies, deployment of broadband access networks, and potential regulatory changes create new opportunities for established and emerging companies. Furthermore, DSL and T1, as technologies for deploying broadband connections, are competing with alternative technologies including broadband wireless, passive optical networks and cable solutions.

   Accelerated Networks competes with other IAD providers, including:

  .  Cisco, Mariposa, Adtran and VINA in regards to T1/El IADs; and

  .  Polycom, Efficient Networks, Jetstream and CopperCom in regards to DSL
     IADs.

   The principal competitive factors for products utilized in Accelerated Networks' markets include:

  .  features;

  .  reliability and scalability;

  .  performance;

  .  interoperability with other products;

  .  price;

  .  ease of installation and use;

  .  technical support and customer service;

  .  brand recognition; and

  .  equipment financing.

   Accelerated Networks expects to face increasing competitive pressures from both current and future competitors in the markets it serves.

   A number of Accelerated Networks' competitors and potential competitors also have significantly greater financial and other resources than Accelerated Networks, which may enable them to more aptly meet new competitive opportunities, including offering lease and other financing programs. In addition, the rapid technological developments in the telecommunications industry can result in frequent changes to Accelerated Networks' group of competitors. Consolidation in the telecommunications industry may also affect Accelerated Networks ability to compete.

Intellectual Property

   Accelerated Networks relies on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary rights. Accelerated Networks also utilizes unpatented proprietary know-how and trade secrets and employs various methods to protect its trade secrets and know-how. Although Accelerated Networks does not have any issued patents to date, it currently has seven U.S. patent applications pending.

   Although Accelerated Networks employs a variety of intellectual property in the development and manufacturing of its products, it believes that none of its intellectual property is individually critical to its current operations. However, taken as a whole, Accelerated Networks believes its intellectual property rights are significant and that the loss of all or a substantial portion of these rights could have a material adverse effect on its results of operations. Accelerated Networks cannot assure that its intellectual property protection measures will be sufficient to prevent misappropriation of its technology. In addition, the laws of many foreign countries do not protect intellectual properties to the same extent as the laws of the United States. From time to time, Accelerated Networks may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. If this is the case, the necessary licenses may not be available on reasonable terms, if at all.

Governmental Regulation

   The markets for Accelerated Networks' products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Accelerated Networks' products are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. In some cases, Accelerated Networks is required to obtain certifications or authorizations before its products can be introduced, marketed, or sold. While Accelerated Networks believes that its products comply with all current applicable governmental laws, regulations and standards, it cannot assure that it will be able to continue to design its products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect Accelerated Networks' ability to market or sell its products.

   In addition, FCC regulatory policies that affect the availability of broadband access for data and Internet services may impede the penetration by the customers of Accelerated Networks into their respective markets, affecting the prices that these customers are able to charge, or otherwise affecting the ability of these customers to market their products and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements, and line sharing impact Accelerated Networks' customer base. The FCC and the courts are also continuing to review the access charges of incumbent local exchange carriers and competitive local exchange carriers that are paid by long distance carriers. Any changes in the regulation of such access charges may affect other telecommunications providers, including the viability of competitive local exchange carriers, and thus affect Accelerated Networks' customer base. In addition, the FCC has not clearly defined how or whether some broadband services, as well as voice over IP, should be regulated. If the FCC decides to regulate these emerging services, Accelerated Networks' customer base could be impacted. To the extent that its customers are adversely affected by these changes in the regulatory environment, Accelerated Networks' business, operating results, and financial condition may be harmed.

   Other FCC regulations and federal statutes may also affect Accelerated Networks' ability to market or sell its product. Pursuant to the Federal Communications Act, the FCC has adopted certain rules that require manufacturers of telecommunications equipment and providers of telecommunications services to ensure that such equipment and services are available and accessible to those with disabilities. These rules may affect both the manufacture of Accelerated Networks' products and its marketplace. Courts have issued a number of opinions interpreting the Americans with Disabilities Act, or ADA, that may indirectly affect the interpretation and enforcement of these FCC rules. Additional court opinions interpreting either the ADA or the applicable FCC regulations may affect Accelerated Networks' product offerings and its customers' service offerings, either of which could affect Accelerated Networks' ability to market or sell its products.

   State regulation of telecommunications networks and service providers may also affect the regulatory environment of Accelerated Networks' marketplace. State regulators, for example, typically settle disputes for competitive access to some incumbent local exchange carrier network elements or collocation in incumbent local exchange carrier offices, which competitive carriers use to offer various services. State regulators may also regulate and arbitrate disputes concerning interconnection of networks of incumbent local exchange carriers and competitive carriers. To the extent that Accelerated Networks' customers are adversely affected by these changes in the regulatory environment, Accelerated Networks' business, operating results, and financial condition may be harmed.

   In addition to federal and state telecommunications regulations, an increasing number of other domestic laws and regulations are being adopted to specifically address broadband and telecommunications issues such as liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data and access by law enforcement, as well as intellectual property ownership, obscenity and libel. For instance, the FTC has recommended that Congress enact legislation to ensure adequate protection of online privacy and federal online privacy legislation is currently pending in Congress. The adoption of this or other restrictive legislation could increase the costs of communicating over the Internet or decrease the acceptance of the Internet as a commercial and advertising medium, thus dampening the growth of the Internet. Because its customers use Accelerated Networks' products to facilitate both commercial and personal uses of the Internet, Accelerated Networks' business could be harmed if the growth of the Internet were adversely affected by such regulations or standards.

   Countries in the European Union, or EU, have also adopted laws relating to the provision of Internet services, the use of the Internet, and Internet-related applications. For example, in the United Kingdom, an Internet Service Provider may be liable for defamatory material posted on its sites. In Germany, an Internet Service Provider may be liable for failing to block access to content that is illegal in the country. In addition, the EU has adopted a data protection directive to address privacy issues, impacting the use and transfer of personal data within and outside the EU. The application of this directive within the EU and with respect to U.S. companies that may handle personal data from the EU is unsettled. Similarly, countries in Europe restrict the use of encryption technology to varying degrees, making the provision of such technology unclear. Other laws relating to Internet usage are also being considered in the EU.

   The applicability of laws, regulations and standards affecting the voice telephony, broadband telecommunications and data industry in which Accelerated Networks and its customers operate is continuing to develop, both domestically and internationally. Accelerated Networks cannot predict the exact impact that current and future laws, regulations and standards may have on Accelerated Networks or its customers. These laws, regulations and standards may directly impact Accelerated Networks' products and result in a material and adverse effect on Accelerated Networks' business, financial condition and results of operations. In addition, should Accelerated Networks' customers be adversely impacted by such regulation, Accelerated Networks' business, financial condition and results of operations would likely be adversely affected as well.

Employees

   As of February 28, 2002, Accelerated Networks employed 58 full-time employees, including three in sales and marketing, three in manufacturing, 39 in engineering, nine in finance and administration and four in customer support, systems engineering and professional services. Most of Accelerated Networks' employees are located in the United States; however, Accelerated Networks has approximately 15 engineering employees located in Bangalore, India. None of Accelerated Networks' employees is represented by collective bargaining agreements, and Accelerated Networks management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

Properties

   Accelerated Networks is a party to the following lease agreements and arrangements:

  . a lease for an approximately 23,000 square foot facility in Moorpark, California, for executive offices and for administrative, sales and marketing, and research and development purposes, and which expires in August 2002;

  . a lease for an approximately 11,200 square foot facility in Richardson, Texas, which was vacated during the fourth quarter of 2001, and which expires in August 2002;

  . a lease for an approximately 5,500 square foot facility in Bangalore, India, which is used primarily for research and development, and which expires in December 2002;

  . a lease for an approximately 2,000 square foot facility in Brussels, Belgium, which is used primarily for sales, marketing and customer support, and which expires in July 2002;

  . a lease for office space in Ramat Gan, Israel, which is used primarily for sales and marketing, and which expires in September 2002;

  . a lease for approximately 15,000 square feet of space in Simi Valley, California, which is used primarily for manufacturing, general and administrative purposes. This facility is being leased on a month-to-month basis; and

  . a lease for approximately 6,500 square feet of space in Simi Valley, California, which is currently being subleased to a third party, and which expires in February 2003.

   Accelerated Networks also leases other office space in the United States which is used primarily for sales and support purposes.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

  Securities Litigation

   Following Accelerated Networks' April 17, 2001 announcement that it would restate its financial results, seven securities class action lawsuits were filed in the United States District Court for the Central District of California against Accelerated Networks and certain of its current and former officers and directors. The seven pending putative securities class action lawsuits were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks' financial condition and prospects during the period between June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and that the registration statement and prospectus issued by defendants in connection with Accelerated Networks' June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Accelerated Networks filed a motion to dismiss the amended complaint on January 10, 2002. Plaintiffs opposed the motion and a hearing on the matter is scheduled for April 22, 2002. Accelerated Networks intends to defend the litigation vigorously.

  IPO Allocation Cases

   In June 2001, three putative shareholder class action lawsuits were filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased Accelerated Networks' stock between June 23, 2000 and June 8, 2001. The lawsuits allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks'
June 23, 2000 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Accelerated Networks believes that over three hundred other companies have been named in more than one thousand identical lawsuits that have been filed by some of the same plaintiffs' law firms. Accelerated Networks intends to defend the litigation vigorously.

  Product Defect Litigation

   In October 2000, Accelerated Networks was advised by one of its customers that the customer believed that certain of Accelerated Networks' products sold and delivered to the customer were defective and that it believed that Accelerated Networks failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to Accelerated Networks in exchange for a return of the purchase price of approximately $3 million. On May 8, 2001, the customer filed a lawsuit against Accelerated Networks in the United States District Court of Colorado related to this claim. Discovery in this action had been completed and the case had been set for trial on April 1, 2002. However, the customer subsequently filed for bankruptcy and the action has been stayed. The effect of the bankruptcy filing by the customer on the litigation is not certain; however, any settlement between the parties would be subject to the approval of the bankruptcy court. In the event the litigation proceeds, Accelerated Networks intends to defend the litigation vigorously.

  Supplier Litigation

   On December 3, 2001, AVNET, Inc. filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, the Value-Added Product Sales Agreement, by and between AVNET and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. AVNET alleges it is owed approximately $3 million. As of September 30, 2001, Accelerated Networks had approximately $1.1 million in accounts payable and accrued expenses related to this claim.

   Subsequent to the filing of the complaint, AVNET filed a Writ of Attachment motion seeking to have the alleged amount owed put into an escrow pending outcome of the case. Accelerated Networks filed a response to the Writ of Attachment and a Demur to the complaint. The hearing was held on January 17, 2002 and the court denied the motion for a Writ of Attachment, granted Accelerated Networks' Demur and gave AVNET leave to amend the complaint. Accelerated Networks believes it has valid cross claims against the plaintiff, and intends to defend the litigation vigorously.

  Patent Claim

   In July 2000, Accelerated Networks received notification from a competitor of alleged patent infringement related to the distribution of certain of its products. Accelerated Networks has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on Accelerated Networks' consolidated financial position, results of operations or cash flows. Accelerated Networks has not recorded any charge related to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of the Stockholders of Accelerated Networks was held on December 28, 2001.

   (b) At the Annual Meeting, Robert F. Kuhling, Jr. and Gary J. Sbona were each elected to serve as a director of Accelerated Networks for a three year term ending in the year 2004 (the "Director Proposal"). In addition, each of Steve Krausz and Anthony Maher continued to serve as a director of Accelerated Networks after the meeting in the class to serve until the Annual Meeting for 2002, and each of Lip-Bu Tan and Peter Morris continued to serve as a director of Accelerated Networks after the meeting in the class to serve until the Annual Meeting for 2003.

   (c) At the Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of Accelerated Networks for the fiscal year ending December 31, 2001 (the "Auditor Proposal").

   (d) The results of the election and voting at the Annual Meeting are set forth below.

PROPOSAL 1:  THE DIRECTOR PROPOSAL

    Director           Votes in Favor Votes Against Abstentions Broker non-votes
    --------           -------------- ------------- ----------- ----------------
Robert F. Kuhling, Jr.   32,737,316        --          254,035         --
Gary J. Sbona.........   26,637,586        --        6,353,765         --

PROPOSAL 2:  THE AUDITOR PROPOSAL

     Votes in Favor             Votes Against              Abstentions        Broker non-votes
     --------------             -------------              -----------        ----------------
       32,902,942                  37,438                    50,971                  --

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   Accelerated Networks' common stock has been trading on The Nasdaq National Market under the symbol "ACCL" since June 2000. The following table presents, for the periods indicated, the high and low sales price per share of Accelerated Networks' common stock as reported by The Nasdaq National Market:

                                                      High   Low
                                                     ------ ------
             Fiscal year ended December 31, 2001
                Fourth Quarter...................... $ 0.70 $ 0.12
                Third Quarter....................... $ 0.52 $ 0.13
                Second Quarter...................... $ 1.88 $ 0.45
                First Quarter....................... $ 4.00 $ 1.25
             Fiscal year ended December 31, 2000
                Fourth Quarter...................... $18.13 $ 2.50
                Third Quarter....................... $67.50 $15.50
                Second Quarter (from June 23, 2000). $67.00 $32.00

   On March 26, 2002, the last reported sales price of Accelerated Networks' common stock was $0.34 and there were 232 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

   None

DIVIDEND POLICY

   Accelerated Networkes has not declared any cash dividends on its capital stock since inception and does not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected historical financial information should be read in conjunction with Accelerated Networks consolidated financial statements and the related notes thereto and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The information as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998 has been derived from Accelerated Networks' audited financial statements, which are not included herein. The information as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 has been derived from Accelerated Networks' audited financial statements provided elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be obtained in the future.

                                                            Fiscal Year Ended December 31,
                                                   -----------------------------------------------
                                                    1997      1998      1999      2000      2001
                                                   -------  --------  --------  --------  --------
                                                       (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue....................................... $    --  $     --  $  8,466  $ 34,228  $  3,168
Cost of revenue(1)................................      --        --     6,412    33,552     9,688
                                                   -------  --------  --------  --------  --------

Gross profit (loss)...............................      --        --     2,054       676    (6,520)
Operating expenses:
 Research and product development(2)..............   1,126     7,398    12,934    23,606    21,324
 Sales and marketing(3)...........................      --     2,010     8,998    23,084     6,925
 General and administrative(4)....................     485       755     2,379     6,522     9,019
 Restructuring charges(5).........................      --        --        --        --     6,751
 Other charges(6).................................      --        --        --        --       501
                                                   -------  --------  --------  --------  --------

Total operating expenses..........................   1,611    10,163    24,311    53,212    44,520
                                                   -------  --------  --------  --------  --------

Loss from operations..............................  (1,611)  (10,163)  (22,257)  (52,536)  (51,040)
Other income (expense)............................     124       453     1,031     3,770     2,084
Provision for income taxes........................      (1)       (1)       (1)       (1)       (1)
                                                   -------  --------  --------  --------  --------

Net loss..........................................  (1,488)   (9,711)  (21,227)  (48,767)  (48,957)
Beneficial conversion feature.....................      --        --        --    (9,882)       --
                                                   -------  --------  --------  --------  --------

Net loss applicable to common stockholders........ $(1,488) $ (9,711) $(21,227) $(58,649) $(48,957)
                                                   =======  ========  ========  ========  ========

Basic and diluted net loss per share applicable to
  common stockholders............................. $ (0.42) $  (2.00) $  (3.29) $  (2.02) $  (0.98)
                                                   =======  ========  ========  ========  ========

Weighted average shares...........................   3,550     4,853     6,447    29,106    50,203
                                                   =======  ========  ========  ========  ========

--------
(1) Including $0, $0, $100, $216 and $(75) amortization of deferred stock compensation for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.
(2) Including $0, $20, $873, $2,270 and $(559) amortization of deferred stock compensation for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.
(3) Including $0, $31, $1,498, $2,190 and $(1,553) amortization of deferred stock compensation for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.
(4) Including $0, $1, $632, $1,564 and $566 amortization of deferred stock compensation for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

(5) These charges were incurred primarily as the result of: (i) costs associated with the restructuring of operations and the implementation of a new operating plan, which resulted in workforce reductions, the closure of three facilities and the cancellation of certain marketing activities; (ii) reserves established for the pro-rata portion of the employee retention commitment; and (iii) disposal of assets related to continued reduction in personnel.
(6) These charges were incurred primarily as the result of (i) legal and accounting fees related to the delayed filing of Accelerated Networks' Form 10-K for the year ended December 31, 2000 and the restatement of fiscal 2000 quarterly financial statements; (ii) legal fees incurred to remain in compliance with The Nasdaq National Market listing requirements; and (iii) reserves established in relation to a product defect claim.

                                                                  As of December 31,
                                                     ---------------------------------------------
                                                      1997      1998      1999      2000    2001
                                                     -------  --------  --------  -------- -------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments... $ 3,704  $  3,507  $ 15,207  $ 70,107 $29,619
Working capital.....................................   3,579     7,797    18,241    75,189  27,799
Total assets........................................   4,180    11,291    28,678   103,943  42,605
Total liabilities...................................     187     2,378     7,386    18,559   7,774
Redeemable convertible preferred stock..............   5,490    19,918    49,857        --      --
Total stockholders' equity (deficit)................ $(1,498) $(11,005) $(28,565) $ 85,384 $34,831

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Accelerated Networks designs and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. Accelerated Networks' multiservice broadband access products are designed to allow its customers to efficiently and cost-effectively deliver and manage multiple voice and data services over a single broadband access facility using various broadband access technologies. Accelerated Networks' target customers are competitive local exchange carriers, inter-exchange carriers, regional bell operating companies, incumbent local exchange carriers and foreign telephone companies.

   Accelerated Networks was incorporated in October 1996. From inception through March 1999, its operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. Accelerated Networks commenced shipments of its multi-service access platform, or MSAP, voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Since inception, Accelerated Networks has incurred significant losses and as of December 31, 2001, it had an accumulated deficit of approximately $140 million. Accelerated Networks has not achieved profitability on a quarterly or annual basis and does not expect to achieve profitability in the near future, if at all. Accelerated Networks expects to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, it will need to generate significantly higher revenue to achieve and maintain profitability.

   To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. In late 2001, Accelerated Networks discontinued its MSAP product line. Accelerated Networks has not generated any significant amount of revenue from sales of its AccessPilot element management system software or sales of its extended warranty and customer support services. Historically, Accelerated Networks has sold a significant amount of its products in the United States through its distributor relationship with Siemens; however, Accelerated Networks does not anticipate that a significant portion of its revenues will be derived from Siemens in the foreseeable future and expects that a major portion of its future sales will be generated through its direct sales force. For the year ended December 31, 2001, direct sales accounted for approximately 22%, and sales through Siemens accounted for approximately 78%, of Accelerated Networks' revenues.

   The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by Accelerated Networks' current and prospective customers, which has led to an overall decrease in demand for its products and has caused significant shortfalls in its revenues. In addition, Accelerated Networks has been unable to gain much visibility into the future market for its products, and, as such, Accelerated Networks can provide no assurance that the market, or its revenues, will be sufficient to support its ongoing operations in the foreseeable future. Competition in Accelerated Networks' market is intense, and Accelerated Networks expects competition to increase in the future. To remain competitive in this market, Accelerated Networks may continue to add features to its products based on the anticipated needs of its current and potential customers. This may result in increased research and development expenses and may result in the continued reduction in Accelerated Networks' operating margins. This competition may also result in significant price reductions and loss of market share. Accelerated Networks expects that product life cycles will remain relatively short and that the average selling price and gross margin for its products will decline as each product matures. To offset such declines, Accelerated Networks may be required to introduce new, higher performance products on a timely basis. Further, Accelerated Networks must reduce its manufacturing costs on a per unit basis and sell sufficient volumes in order to maintain its gross margin. If Accelerated Networks fails to reduce its manufacturing costs on a per unit basis or achieve volume shipment requirements, its gross margin will continue to decline. Any of the above events could have a material and adverse effect on Accelerated Networks' business, results of operations and financial condition.

   For the years ended December 31, 1999, 2000 and 2001, sales to Accelerated Networks' largest customer, Siemens, accounted for approximately 16%, 38% and 78%, respectively, of Accelerated Networks' revenue. While Accelerated Networks anticipates that sales to any specific customer will vary from period to period, it expects that it will continue to have significant customer concentration for the foreseeable future. To date, Accelerated Networks has derived a significant portion of its revenue from a small number of orders and its sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, although Siemens currently owns approximately 17.9% of Accelerated Networks' common stock and has been a significant distribution channel for Accelerated Networks in the past, Accelerated Networks expects that Siemens will continue to focus its efforts on Efficient Networks' products, given its acquisition of Efficient Networks in 2001. There can be no assurance that Accelerated Networks will be able to compete successfully with its existing or new competitors, or that competitive pressures will not materially and adversely affect its business, financial condition and results of operations.

   Accelerated Networks' deferred revenue consists primarily of deferrals for unearned service and support contracts, resale or recourse contingencies under specific arrangements with customers, and amounts related to product shipments with uncertainties regarding customer payment and acceptance.

   Accelerated Networks' cost of revenue consists primarily of charges related to excess or obsolete inventories, amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. Accelerated Networks outsources most of its product and printed circuit board assembly to contract manufacturers.

   The actual mix of products sold by Accelerated Networks will depend significantly on the amount of orders from new and existing customers, and the stage of their network deployment. As a result, Accelerated Networks' gross margin may fluctuate significantly from period to period. In general, Accelerated Networks' gross margin will primarily be affected by the following factors:

  .  the mix of Accelerated Networks' products and services sold;

  .  demand for Accelerated Networks' products and services;

  . new product introductions both by Accelerated Networks and by its competitors;

  . changes in Accelerated Networks' pricing policies and those of its competitors;

  . the mix of sales channels through which Accelerated Networks' products and services are sold; and

  . the volume manufacturing pricing Accelerated Networks is able to attain from its contract manufacturers for outsourced manufacturing.

   Research and development expenses consist primarily of salaries and related personnel costs, consulting costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of Accelerated Networks' products. Accelerated Networks also historically has incurred significant expenses in connection with the purchase of equipment used to test its products as well as the use of its products for internal design and learning purposes. Accelerated Networks expenses its research and development costs as they are incurred, with the exception of capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Several components of Accelerated Networks' research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in its expenses.

   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses. Accelerated Networks believes its future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, Accelerated Networks has entered into a value-added reseller agreement with Solunet and distributor relationships with Siemens and its affiliate, Siemens ICN. Accelerated Networks has not derived a substantial amount of revenues in fiscal 2001 as a result of these relationships, nor does it expect to in the foreseeable future.

To be successful, Accelerated Networks must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of Accelerated Networks' products require highly trained customer service, professional services and support personnel.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

   Currently, competition in Accelerated Networks' market is intense. Accelerated Networks may continue to add features to its products based on the needs of its current and potential customers. This could result in increased research and development expenses and reduced operating margins. Accelerated Networks expects competition to increase in the future. This competition may also result in price reductions and loss of market share. Accelerated Networks expects that product life cycles will remain relatively short and that the average selling price and gross margin for Accelerated Networks' products will decline as each product matures. To offset such declines, Accelerated Networks must introduce new, higher performance products on a timely basis. Further, Accelerated Networks must reduce its manufacturing costs on a per unit basis and sell sufficient volumes in order to maintain its gross margin. If Accelerated Networks fails to reduce its manufacturing costs on a per unit basis or achieve volume shipment requirements, its gross margin will decline. Any of the above events could have a material and adverse effect on Accelerated Networks' business, results of operations and financial condition.

Recent Events

   On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam Networks Inc., a California corporation, pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks into Occam, with Occam surviving as a wholly-owned subsidiary of Accelerated Networks. The merger agreement has been approved by the boards of directors of both Accelerated Networks and Occam, and by a special committee of the board of directors of Accelerated Networks.

   Under the terms of the merger agreement, upon completion of the merger, stockholders of Occam will receive shares of common stock of Accelerated Networks, and option holders and warrant holders of Occam will receive options and warrants in Accelerated Networks, collectively representing approximately 68% of the fully diluted equity of the combined organization following the completion of the merger. In conjunction with the merger, Occam will receive an additional $10 million in cash and a $10 million financing commitment from some of its current investors.

   The transaction, which will be accounted for as a purchase, is expected to close in the second quarter of 2002, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies. Stockholders of Accelerated Networks and stockholders of Occam, in each case holding in excess of the percentage required to approve the merger, have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

   Upon completion of the merger, Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of Accelerated Networks, and the directors and officers of Accelerated Networks are expected to be composed primarily of current directors and officers of Occam. One member of Accelerated Networks' current board of directors, or another designee of Accelerated Networks, will continue as a member of the Accelerated Networks board of directors following the merger.

   During the fourth quarter of 2001, Accelerated Networks began implementing measures to restructure its operations to conform to Occam's intended post-merger operating plans, including the discontinuation of further development, sales and marketing efforts related to Accelerated Networks' MSAP product line and a workforce reduction of approximately 40% on November 12, 2001, pursuant to which Accelerated Networks paid approximately $2.1 million in retention and separation costs.

   On March 18, 2002, Accelerated Networks agreed to loan Occam up to $6 million in exchange for a guaranteed promissory note from Occam. Pursuant to this note, Occam may request up to two loan disbursements per month, provided that each disbursement will not exceed $2 million. The outstanding principal accrues interest at the prime rate, calculated by the actual number of days elapsed in a 360-day year. Accelerated Networks may demand payment of all outstanding principal and accrued interests on the promissory note at any time on or after the date merger agreement is terminated. In the event Occam defaults on the loan, all amounts owed under the note will be immediately due and payable.

   Accelerated Networks filed a registration statement on Form S-4 on December 21, 2001, in connection with the proposed merger of Occam and Accelerated Networks, and has subsequently filed amendments to the registration statement on February 11, 2002 and March 19, 2002. Information relating to Occam and the merger is set forth in detail in that registration statement, as amended. The registration statement, as amended, is not part of this Annual Report on Form 10-K.

Results of Operations

Fiscal Years Ended December 31, 1999, 2000 and 2001

   The following discussions exclude the effects of amortization of deferred stock-based compensation in Accelerated Network operating costs and expenses. The size and amount of such charges will vary from period to period based upon variations in employee terminations from period to period that give rise to the cancellation of options or repurchase of shares and corresponding adjustments to amortization taken in prior periods. This makes period to period comparisons difficult and, in some cases, not meaningful. See "Stock-Based Compensation" below.

   The following sets forth, for the periods indicated, Accelerated Networks' operating expenses, excluding the effects of amortization of deferred stock-based compensation (in thousands):

                                             Fiscal Years Ended December 31,
                                             ------------------------------
                                               1999        2000      2001
                                             --------    --------  --------
     Net revenue............................ $  8,466    $ 34,228  $  3,168
     Cost of revenue(1).....................    6,312      33,336     9,763
                                             --------    --------  --------
     Gross profit (loss)....................    2,154         892    (6,595)
                                             --------    --------  --------

     Operating expenses:
     Research and product development(2)....   12,061      21,336    21,883
     Sales and marketing(3).................    7,500      20,894     8,478
     General and administrative(4)..........    1,747       4,958     8,453
     Restructuring charges..................       --          --     6,751
     Other charges..........................       --          --       501
                                             --------    --------  --------
     Total operating expenses...............   21,308      47,188    46,066
                                             --------    --------  --------
     Loss from operations................... $(19,154)   $(46,296) $(52,661)
                                             ========    ========  ========

--------
(1) Excludes stock-based compensation charge of $100, $216 and $(75) for 1999, 2000 and 2001, respectively.
(2) Excludes stock-based compensation charge of $873, $2,270 and $(559) for 1999, 2000 and 2001, respectively.
(3) Excludes stock-based compensation charge of $1,498, $2,190 and $(1,553) for 1999, 2000 and 2001, respectively.
(4) Excludes stock-based compensation charge of $632, $1,564 and $566 for 1999, 2000 and 2001, respectively.

  Revenue

   To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. Sales of its MSAP and carrier-class IAD products constituted approximately 23% and 77%, respectively, of Accelerated Networks' revenue for the year ended December 31, 2001, approximately 48% and 52%, respectively, of Accelerated Networks' revenue for the year ended December 31, 2000, and approximately 58% and 42%, respectively, of Accelerated Networks revenue for the year ended December 31, 1999. Accelerated Networks has recently discontinued the development, sales and marketing of its MSAP product line, which could have a negative impact on its revenues. Accelerated Networks believes that sales of its carrier-class IAD products will account for substantially all of its revenue for the foreseeable future.

   Accelerated Networks recognized net revenue of approximately $34.2 million for the year ended December 31, 2000, which represented an increase of approximately $25.7 million, or 304%, from approximately $8.5 million for the year ended December 31, 1999. The increase from 1999 to 2000 was primarily attributed to increased market demand and market penetration of both Accelerated Networks' MSAP voice gateways and concentrators and its carrier-class IAD'S, primarily in the competitive local exchange carrier market. This increase was offset in part by revenue deferrals in 2000 of approximately $1.1 million related to a recourse guarantee with Siemens and approximately $900,000 related to sales concessions and stock rotation rights granted to certain customers.

   Accelerated Networks recognized net revenue of approximately $3.2 million for the year ended December 31, 2001, which represented a decrease of approximately $31.0 million, or 91%, from approximately $34.2 million for the year ended December 31, 2000. This decrease was attributable to decreased sales of both of Accelerated Networks' MSAP voice gateways and concentrators and its carrier-class IAD's, primarily as a result of the continued deterioration of market conditions in the telecommunications equipment industry which has severely impacted its major customers' spending patterns. For example, during the year ended December 31, 2001, Accelerated Networks experienced a significant decrease in expected revenues due to (i) the cancellation of a $3.6 million order, (ii) the loss of approximately $578,000 in sales related to shipments made to a customer in March 2001 that filed for Chapter 11 bankruptcy protection in April 2001, and (iii) the deferral of approximately $510,000 in sales related to shipments during the fourth quarter of 2001 due to uncertainties regarding customer payments and acceptance. In addition, Accelerated Networks has historically derived a substantial portion of its revenues through its relationship with Siemens, which in recent periods has derived a substantial portion of revenues related to Accelerated Networks products from a single customer. During the second quarter of fiscal 2001, this customer of Siemens filed for Chapter 11 bankruptcy protection, which also negatively impacted Accelerated Networks' anticipated revenues for the year ended December 31, 2001. Overall, Accelerated Networks expects that the current conditions in the telecommunications equipment industry will continue to have a negative impact on the financial condition of its existing and prospective customers, and its ability to generate revenue.

  Cost of Revenue

   Accelerated Networks' cost of revenue consists primarily of amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. Accelerated Networks outsources most of its product and printed circuit board assembly to contract manufacturers.

   Cost of revenue, net of amortization of deferred stock-based compensation, for the year ended December 31, 2000 was approximately $33.3 million, which represented an increase of approximately $27.0 million, or 428%, from approximately $6.3 million for the year ended December 31, 1999. This increase was primarily a result of increased sales of Accelerated Networks' products. In addition, during the fourth quarter of 2000, due in large part to the continuing economic downturn impacting the telecommunications equipment spending of Accelerated Networks' significant customers, Accelerated Networks recorded a charge of approximately $8.4 million for expected losses related to surplus inventories. During the third and fourth quarter of 2000, Accelerated Networks made significant inventory purchases of products requiring long lead times to meet anticipated short-term demand for its products. During late 2000, however, Accelerated Networks substantially reduced its forecasted shipments and was unable to cancel commitments or return excess inventories to its vendors. Excluding the $8.4 million Accelerated Networks recorded for anticipated inventory losses, and net of amortization of deferred stock-based compensation, cost of revenues for the year ended December 31, 2000 represented approximately 73% of revenues, as compared to approximately 75% for the year ended December 31, 1999. This change relates primarily to lower unit costs and higher fixed overhead absorption rates based on increased production volumes, in addition to a larger concentration of sales of MSAP products, which typically have higher margins.

   Cost of revenue, net of amortization of deferred stock-based compensation, for the year ended December 31, 2001 was approximately $9.8 million, which represented a decrease of approximately $23.5 million, or 71%, from approximately $33.3 million for the year ended December 31, 2000. This decrease was primarily a result of decreased sales of Accelerated Networks' products, offset in large part by excess inventory charges recorded in the year ended December 31, 2001. Cost of revenue in the year ended December 31, 2001 consisted primarily of charges for excess inventory, amounts paid to third-party contract manufacturers, cancellation fees related to excess inventory purchase commitments, personnel and other costs such as royalties on product shipments, warranty expense, and assembly costs. Cost of revenue as a percentage of net revenue, net of amortization of deferred compensation, was 308% and 97% for the years ended December 31, 2001 and 2000, respectively. This increase was attributed primarily to (i) charges of approximately $1.9 million related to excess inventory on hand in excess of future requirements, including approximately $1.7 million in charges related to the discontinuation of the MSAP product line, (ii) approximately $1.4 million in settlement charges for inventory purchase commitments in excess of future requirements, (iii) the increase in fixed manufacturing overhead costs as a percentage of sales related to lower production volumes, (iv) a higher percentage of IAD product sales, which typically have lower margins; (v) a decrease in the average selling prices of Accelerated Networks' products, and (vi) approximately $393,000 in direct cost of revenues during the year ended December 31, 2001 for which no corresponding sales were recorded as the result of shipments to a major customer that filed for bankruptcy in April 2001. Excluding the charges recorded for anticipated inventory losses, and net of amortization of deferred stock-based compensation, cost of revenues for the year ended December 31, 2001 represented approximately 204% of revenues, as compared to approximately 73% for the year ended December 31, 2000.

   Accelerated Networks anticipates that its cost of revenues will continue to significantly vary as a percentage of net revenue from period to period, and will greatly depend on variations in its fixed manufacturing overhead absorption rates, as well as the mix and average selling prices of products sold. In addition, Accelerated Networks anticipates that competitive and economic pressures, as well as the impact of the recent downturn in its market, could cause Accelerated Networks to reduce its prices, adjust the carrying values of its inventory, or record losses related to discontinued excess or obsolete inventory. Accelerated Networks also expects that current economic conditions in the telecommunications market will continue to have a negative impact on the average selling prices for its IAD products. Any one of these factors will also have a negative impact on gross margins.

  Research and Product Development Expenses

   Research and development expenses consist primarily of salaries and related personnel costs, consulting and third-party development costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of Accelerated Networks products. Accelerated Networks also incurs significant expenses in connection with the purchase of equipment used to test its products as well as the use of its products for internal design and learning purposes. Accelerated Networks expenses its research and development costs as they are incurred, with the exception of capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.

   Research and product development expenses, net of amortization of deferred stock-based compensation for the year ended December 31, 2000, were approximately $21.3 million, which represented an increase of approximately $9.2 million, or approximately 77%, from approximately $12.1 million for the year ended December 31, 1999. This increase was primarily a result of additional personnel costs, as well as increased third party development costs, increased design and prototype expenses and increased costs of using Accelerated Networks' products for internal design and testing purposes, all related to the continued testing and development of its current and next-generation products.

   Research and product development expenses, net of amortization of deferred stock-based compensation, for the year ended December 31, 2001 were approximately $21.9 million, which represented an increase of approximately $600,000, or approximately 3%, from approximately $21.3 million for the year ended December 31, 2000. This increase was primarily a result of increased engineering personnel costs, increased use of third-party development, increased design and prototype activity and increased use of Accelerated Networks' products for internal design and testing purposes. Although Accelerated Networks eliminated approximately 78 engineering and development positions during 2001, the majority of these reductions did not occur until the fourth quarter and, accordingly, the benefits of these reductions are not expected to be fully realized until the first quarter of 2002.

   As a percentage of net revenue, research and product development expenses for the year ended December 31, 2001, net of amortization of deferred compensation, were approximately 691%. Accelerated Networks expects that its research and development expenses will continue to represent a significant portion of its operating expenses in the future.

  Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses.

   Sales and marketing expenses net of amortization of deferred stock-based compensation, for the year ended December 31, 2000 were approximately $20.9 million, which represented an increase of approximately $13.4 million, or approximately 179%, from approximately $7.5 million for the year ended December 31, 1999. This increase was primarily attributable to Accelerated Networks' expanded efforts to sell and market its MSAP and carrier-class IAD products, including increased costs related to the hiring of additional sales and systems engineers, customer support, product marketing, and key management personnel, as well as increased advertising, trade shows and public relations costs, commission expenses, demonstration equipment costs and a one-time charge for the fair value of a warrant issued to US WEST Internet Ventures.

   Sales and marketing expenses, net of amortization of deferred stock-based compensation, for the year ended December 31, 2001 were approximately $8.5 million, which represented a decrease of approximately $12.4 million, or approximately 59%, from approximately $20.9 million for the year ended December 31, 2000. This decrease was due primarily to a decrease in salaries related to headcount reductions, decreased commission expenses related to decreased sales, a reversal of bad debt expense related to accounts receivable reserves recorded in prior periods against accounts which were collected in the second quarter of fiscal 2001, and decreased activities and costs related to advertising, trade shows and public relations. Accelerated Networks does not anticipate that its sales and marketing costs will increase substantially in absolute dollars in the foreseeable future; however, such costs will fluctuate as a percentage of revenue.

   A significant portion of Accelerated Networks' sales expenses is incurred to support its direct sales force; however, to date it has sold a significant amount of its products in the United States through its distributor relationship with Siemens. For the year ended December 31, 2001, sales through its direct sales force and sales through Siemens accounted for 22% and 78%, respectively, of Accelerated Networks' product sales. To date, Accelerated Networks has not generated a significant amount of revenue from international sales, although Accelerated Networks continues to devote limited resources to its sales and marketing efforts internationally.

  General And Administrative Expenses

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology, and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

   General and administrative expenses, net of amortization of deferred stock-based compensation, for the year ended December 31, 2000 were approximately $5 million, which represented an increase of approximately

$3.3 million, or approximately 184%, from approximately $1.7 million for the year ended December 31, 1999. This increase was primarily due to the hiring of additional general and administrative personnel necessary to support and scale Accelerated Networks' operations, increased legal, accounting, operating and initial public offering-related expenses and increased recruiting expenses to hire additional personnel.

   General and administrative expenses, net of amortization of deferred compensation, for the year ended December 31, 2001 were approximately $8.5 million, which represented an increase of approximately $3.5 million, or approximately 71%, from approximately $5.0 million for the year ended December 31, 2000. This increase was primarily due to the additional general and administrative personnel, facilities expansion and related overhead costs to support Accelerated Networks' operations, the appointment of Regent Pacific to assist in managing its operations, and increased insurance, legal and accounting expenses to support the compliance requirements of being a public company. Accelerated Networks anticipates that its general and administrative expenses will decrease in future periods, related primarily to its recent reductions in workforce and other cost reduction initiatives.

  Restructuring Charges

   During the year ended December 31, 2001, Accelerated Networks recorded restructuring charges totaling approximately $6.8 million. These charges reflected steps management took to strengthen its survivability in the troubled telecommunications equipment market, streamline operations and reduce overall costs and cash consumption in light of the continued downturn in business and decreased demand for Accelerated Networks' products, including the discontinuation of development, sales and marketing for the MSAP product line. In connection with these charges, during 2001 Accelerated Networks terminated 124 employees, consolidated its Simi Valley, California operations into one facility, closed its development and test facility in Richardson, Texas, and closed its customer support and test facility in Wexford, Pennsylvania. A summary of these charges is set forth below:

                                                           Year Ended
                                                        December 31, 2001
                                                        -----------------
                                                         (in thousands)
      Employee separation and retention costs..........      $ 5,144
      Excess or idle facilities costs..................          247
      Excess or idle equipment costs...................        1,269
      Other............................................           91
                                                             -------
      Total............................................        6,751
      Cash payments....................................       (4,250)
      Non-cash charges.................................       (1,414)
                                                             -------
      Amounts remaining to be settled..................      $ 1,087
                                                             =======

   Subsequent to December 31, 2001, approximately $987,000 was paid in cash for employee separation and retention against the remaining amounts to be settled.

  Other Charges

   During the year ended December 31, 2001, Accelerated Networks recorded other charges totaling approximately $501,000. These charges were comprised of approximately $401,000 for legal and accounting fees related to the restatement of fiscal 2000 quarterly financial statements and the delayed Form 10-K filing for the year ended December 31, 2000, all of which were paid in cash during 2001; and approximately $100,000 for anticipated charges related to a product defect claim (see Note 9 to the Financial Statements filed under Item 8 of this Annual Report on Form 10-K--Product Defect Litigation).

  Amortization Of Deferred Stock-Based Compensation

   In fiscal 2000, Accelerated Networks recorded total deferred stock-based compensation of approximately $6 million, representing the difference between the deemed value of Accelerated Networks common stock for accounting purposes and the exercise price of the options at their date of grant, and reversed unearned deferred stock-based compensation of approximately $5.5 million and $5.3 million resulting from stock option cancellations and repurchase of unvested common shares from employees for the year ended December 31, 2000 and the year ended December 31, 2001, respectively. Accelerated Networks is amortizing the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Accelerated Networks recorded a net benefit related to the amortization of stock-based compensation of approximately $1.6 million during the year ended December 31, 2001, as compared to net expense of approximately $6.2 million during the year ended December 31, 2000. This difference is attributed primarily to the reversal of amortization during 2001 which was previously recorded for unvested stock options that were cancelled during 2001. At December 31, 2001 Accelerated Networks had approximately $718,000 of unamortized deferred stock-based compensation, which is subject to future adjustments as the result of amortization and future cancellations related to any additional reductions in personnel.

  Other Income (Expense)

   Accelerated Networks' other income (expense) consists primarily of interest earned on Accelerated Networks' cash balances, cash equivalents and short-term investments, partially offset by interest expense paid on capital leases and credit facilities.

   Other income, net of other expenses, for the year ended December 31, 2000 was approximately $3.8 million, which represented an increase of approximately $2.7 million, or 266% from approximately $1 million for the year ended December 31, 1999. This increase was primarily attributable to interest earned on higher average cash balances throughout the relevant period, and higher weighted-average rates of interest.

   Other income, net of other expenses, for the year ended December 31, 2001 was approximately $2.1 million, which represented a decrease of approximately $1.7 million, or approximately 45% from approximately $3.8 million for the year ended December 31, 2000. This decease was primarily attributable to interest earned on lower average cash balances throughout the relevant period, as well as a reduction in the average interest rates over the prior year.

  Beneficial Conversion Feature

   In connection with the issuance of Series D preferred stock in February and March 2000, Accelerated Networks incurred a non-cash charge to equity of approximately $9.9 million related to the beneficial conversion feature on the Series D preferred stock. As a result of this non-cash equity charge, Accelerated Networks' net loss attributed to common stockholders was adversely impacted for the year ended December 31, 2000. There were no such charges incurred for the year ended December 31, 2001.

  Income Taxes

   From inception through December 31, 2001, Accelerated Networks incurred net losses for federal and state tax purposes and has not recognized any tax provision or benefit. As of December 31, 2001, Accelerated Networks had federal and state net operating loss carryforwards of approximately $107.2 million and $53.9 million, respectively, to offset future taxable income which will begin to expire in varying amounts beginning in 2012 and 2005, respectively. Given its limited operating history, losses incurred to date, the elimination of the MSAP product line and the difficulty in accurately forecasting its future results, there are substantial risks that Accelerated Networks may not achieve the necessary profitability required to realize the tax benefits of such loss carryforwards. Accordingly, Accelerated Networks has recorded a 100% valuation allowance. In addition, Accelerated Networks' ability to utilize net operating losses and tax credits in the future may be limited if there is a significant change in its ownership. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Critical Accounting Policies

   Accelerated Networks' critical accounting policies are as follows:

  .  revenue recognition; and

  . estimating valuation allowances and accrued liabilities and/or loss contingencies, specifically sales returns and other allowances, the allowance for doubtful accounts, and assessment of the probability of the outcome of current litigation.

  Revenue Recognition

   Accelerated Networks recognizes revenue when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectibility is reasonably assured. Revenue associated with multiple-element arrangements (products and post-contract support, or PCS) is allocated to each element based on vendor-specific objective evidence. Accelerated Networks offers extended or additional PCS services to certain large customers consisting of software updates and technical support for products sold. Such PCS is deferred and recognized ratably over the expected term of the respective agreement, generally 12 to 15 months.

   Accelerated Networks sells its products to end users through its direct sales force, as well as through distributors. Accelerated Networks' arrangements with distributors may contain provisions for price protection and stock rotation allowances. Accelerated Networks recognizes revenue on sales to distributors when a right of return exists in accordance with the provisions set forth in Financial Accounting Standards Board (FASB) No. 48, "Revenue Recognition When Right of Return Exists." In accordance with FASB No. 48, Accelerated Networks recognizes revenue upon shipment to distributors provided that (a) the price is substantially fixed and determinable at the time of sale;
(b) the distributor's obligation to pay Accelerated Networks is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by Accelerated Networks; (e) Accelerated Networks has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. Accelerated Networks' deferred revenue historically has consisted primarily of deferrals for PCS, stock rotation rights and resale or recourse contingencies under specific arrangements with customers, and amounts deferred related to uncertainties about customer payment or acceptance.

  Allowances and Loss Contingencies

   Management evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 9 to the financial statements. Accelerated Networks accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. As additional information becomes available, Accelerated Networks' management will assess the potential liability related to pending litigation and revise its estimates. Such revisions in the estimates of the potential liability could materially impact Accelerated Networks' results of operations and financial position.

   The following table sets forth current pending legal proceedings and related loss contingencies recorded as of December 31, 2001 (in thousands):

                                                         Loss Contingency
                                                         ----------------
                                                          (in thousands)
       Securities litigation............................      $   --
       IPO allocation cases.............................          --
       Product defect litigation........................         100
       Supplier litigation..............................       1,100
       Patents claim....................................          --

Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accelerated Networks will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accelerated Networks believes the adoption of SFAS No. 141 and 142 will not have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Accelerated Networks is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

Liquidity and Capital Resources

   Since inception, Accelerated Networks has financed its operations primarily through sales of equity securities. Accelerated Networks raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to its initial public offering in June 2000. In June 2000, Accelerated Networks completed an initial public offering of 4.6 million shares (including 600,000 shares pursuant to the underwriters' over-allotment option) of common stock at a price of $15.00 per share, resulting in proceeds of approximately $62.3 million net of the underwriters discount and offering expenses. Accelerated Networks also sold 200,000 shares of Accelerated Networks common stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3 million.

   At December 31, 2001, Accelerated Networks had cash and cash equivalents of approximately $29.6 million, no outstanding debt under any credit facilities, and approximately $168,000 of outstanding obligations under its equipment loans.

   Accelerated Networks used approximately $38.4 million in cash for operating activities for the year ended December 31, 2001, a decrease of approximately $1.3 million, or 3%, from approximately $39.7 million used for operating activities for the year ended December 31, 2000. This decrease was primarily due to a decrease in accounts receivable related to customer collections in the first and second quarter of fiscal 2001, offset in large part by a decrease in accounts payable and accrued liabilities resulting from increased payments to vendors and a decrease in deferred revenue related primarily to the recognition of revenues which were delayed or deferred in 2000.

   Accelerated Networks also recorded an adjustment during 2001 to increase liabilities by $981,000 with a corresponding reduction in deferred revenue related to an informal demand for payment related to a recourse guarantee arrangement with Siemens. Subsequent to December 31, 2001, Accelerated Networks and Siemens agreed to settle this claim for $570,000, which was paid in full in February 2002.

   Accelerated Networks generated approximately $5.8 million from its investing activities for the year ended December 31, 2001, as compared to approximately $16.1 million used for investing activities for the year ended December 31, 2000. The difference was due primarily to the net maturities of short-term investments of approximately $7.9 million for the year ended December 31, 2001 and a decrease in purchases of property and equipment from approximately $8.1 million during the year ended December 31, 2000 to approximately $2.4 million during the year ended December 31, 2001.

   Cash used for financing activities for the year ended December 31, 2001 was approximately $28,000, as compared to cash generated from financing activities of approximately $102.7 million for the year ended December 31, 2000. This decrease was attributed primarily to net proceeds generated from Accelerated Networks' series D preferred stock financing and initial public offering and concurrent private placement during 2000.

   Accelerated Networks currently has no significant commitments for capital expenditures. Accelerated Networks anticipates that it will increase its capital expenditures and capital lease commitments consistent with its anticipated needs.

   At December 31, 2001, Accelerated Networks had approximately $2.7 million in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, a portion of which is expected to be settled and paid in 2002, and a portion of which is subject to a pending legal issue with the supplier (see Note 9 of the Notes to the Accelerated Networks' Consolidated Financial Statements--Supplier Litigation). At December 31, 2001 there was approximately $1.1 million included in accounts payable and accrued expenses on the balance sheet related to these commitments.

   At December 31, 2001, Accelerated Networks had approximately $805,000 in purchase commitments to another one of its former principal contract manufacturers, which is included in accounts payable and accrued expenses on the balance sheet and is expected to be settled and paid in 2002.

   Pursuant to the terms of Accelerated Networks' employee retention program, all employees in good standing were eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees are also entitled to a separation payment based on length of service, as defined. In 2001, Accelerated Networks recognized total charges of approximately $5,144,000 pursuant to the retention and separation programs, of which approximately $982,000 is included in accounts payable and accrued expenses at December 31, 2001.

   Accelerated Networks leases its facilities and certain assets under noncancellable leases through 2003, excluding various renewal options. The following are the minimum lease payments, net of sublease receipts, under these leases (in thousands):

                                                             Capital  Operating
                                                             Leases    Leases
                                                             -------  ---------
 Year Ending December 31,
 2002.......................................................    $127       $424
 2003.......................................................      59         70
                                                                ----       ----
 Minimum lease payments.....................................     186       $494
                                                                           ====
 Less: Amount representing interest.........................     (18)
                                                                ----
 Present value of minimum lease payments....................    $168
                                                                ====

   Without consideration of any effects that the proposed merger may have on liquidity and capital resources, Accelerated Networks anticipates that operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. Accelerated Networks believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing is required, Accelerated Networks may not be able to find it on acceptable terms, if at all. Management believes that the remaining net proceeds from the issuance of equity securities, borrowings from existing credit facilities and anticipated revenues from operations will be adequate to support Accelerated Networks' operations through December 31, 2002. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that Accelerated Networks does not meet its current operating plan as expected, and is unable to raise additional financing, Accelerated Networks may be required to reduce certain discretionary spending, which could have a material adverse effect on Accelerated Networks' ability to achieve its intended business objectives.

Related Party Transactions

   Accelerated Networks entered into a Separation and Consulting Agreement with Mr. Suresh Nihalani after he resigned from his positions as Chairman, Chief Executive Officer and director of Accelerated Networks in February 2001. Pursuant to the terms of this agreement, Mr. Nihalani remained an employee of Accelerated Networks and provided consulting to the new management through February 2002, for monthly salary payments of $13,590. In addition, Accelerated Networks paid Mr. Nihalani a one-time lump sum separation payment of $98,536 and accrued vacation of $17,836.89 at the time of his resignation. Upon the execution of this agreement, Accelerated Networks' purchase option lapsed with respect to Mr. Nihalani's shares that were subject to that certain Founder/Employee Shareholder Agreement dated as of March 28, 1997, as amended.

   In February 2001, Mr. Gary J. Sbona was appointed as Accelerated Networks' Chairman of the Board and Chief Executive Officer, and Accelerated Networks entered into a Retainer Agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to this agreement, Regent Pacific agreed to provide Accelerated Networks management services, at a fee of $75,000 per week, including the services of Mr. Sbona, as Chief Executive Officer and Chairman, and other Regent Pacific personnel as part of Accelerated Networks' management team. The agreement had an 18-month term, with the first 12 months being non-cancelable, with an advance retainer of $300,000. In February 2002, subsequent to the expiration of the initial 12 months of the agreement, the weekly management fee was reduced to $25,000 and the agreement was amended to provide for automatic renewal on a month-to-month basis.

   In connection with Mr. Sbona's service as Accelerated Networks' Chairman and Chief Executive Officer, Accelerated Networks' Board of Directors granted Mr. Sbona an option to purchase 3,880,600 shares of Accelerated Networks common stock at an exercise price of $1.938 per share. The option has a term of five years. All of the shares subject to the option are fully vested.

                                 RISK FACTORS

   Before deciding to invest in Accelerated Networks or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in Accelerated Networks' other filings with the SEC, including Accelerated Networks' subsequent reports on Forms 10-Q, 8-K and Accelerated Networks' Registration Statement on Form S-4, as amended, filed December 21, 2001. The risks and uncertainties described below are not the only ones facing Accelerated Networks. Additional risks and uncertainties not presently known to Accelerated Networks or that Accelerated Networks currently deems immaterial may also affect its business operations. If any of these risks actually occur, Accelerated Networks' business, financial condition or results of operations could be seriously harmed. In that event, the market price of Accelerated Networks' common stock could decline and you may lose all or part of your investment. References to "the Company" in this section entitled "Risk Factors" refer to Accelerated Networks and Occam Networks Inc. as a combined entity following the proposed merger between the two companies, as more fully described under "Item 7--Management's Discussion of Financial Condition and Results of Operations--Recent Events."

If the merger with Occam Networks does not occur, Accelerated Networks will not receive the expected benefits of the merger.

   The completion of the merger is subject to a number of conditions, including the approval of both the Accelerated Networks stockholders and the Occam equityholders. Although Accelerated Networks and Occam have received agreements from a sufficient number of Accelerated Networks stockholders and Occam stockholders to approve the merger, if these stockholders breach their agreements and do not approve the merger, or if one of the other conditions to completing the merger is not satisfied or waived, then the merger may not be completed. If the merger is not completed, the expected benefits of the merger will not be realized. In addition, in anticipation of the completion of the merger, Accelerated Networks has implemented certain changes to its business operations, including a reduction in its workforce and the elimination of the MSAP product line. As a result, if the merger is not completed, Accelerated Networks may not have sufficient employees to continue its current operations and it will have discontinued a source of revenue without recognizing the anticipated benefit. Failure to complete the merger could have a material adverse effect on the future business, financial condition and operating results of Accelerated Networks.

If Accelerated Networks does not successfully integrate its operations with those of Occam and realize the expected benefits of the merger, Accelerated Networks' results of operations could be adversely affected.

   Achieving the benefits of the merger will depend in part upon the retention of key Accelerated Networks and Occam technical personnel and the successful integration of the operations, technology, vendors, suppliers and personnel of Accelerated Networks and Occam in a timely and efficient manner. Retention and integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions, strategic plans and other decisions. Accelerated Networks management does not know whether they will be successful in these retention and integration efforts with respect to the Company after the merger and cannot give assurances that it will realize the expected benefits of the merger.

   In addition, successful integration of the operations of Accelerated Networks and Occam may place a significant burden on the management and internal resources of the Company after the merger. The diversion of management's attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the future business, financial condition and operating results of Accelerated Networks.

Accelerated Networks will incur substantial expenses from the merger.

   Accelerated Networks estimates that it will incur aggregate pre-tax costs of approximately $2.1 million associated with the merger, of which approximately $1.1 million has been paid as of February 28, 2002, as well as severance costs relating to employees of Accelerated Networks of approximately $797,000 of which approximately $728,000 has been paid as of February 28, 2002. In addition, Accelerated Networks expects to incur certain costs in connection with the integration of Occam. Such costs cannot now be reasonably estimated, because they depend on future decisions to be made by management of the Company after the merger, but they could be material. These costs and expenses will affect results of operations in the quarter in which the merger is completed.

Accelerated Networks has a limited operating history, which makes it difficult or impossible to predict future results of operations and the results of operations of the Company after the merger.

   Accelerated Networks has a very limited operating history. Accelerated Networks was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999. Due to this limited operating history, it is difficult or impossible to predict future results of operations. Investors in Accelerated Networks must consider its business, industry and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensely competitive markets such as the market for broadband access equipment. The pending merger will further complicate predictions about the short-term and long-term results of Accelerated Networks.

Accelerated Networks operates in a market that has experienced a prolonged and significant economic slowdown, which will make it difficult or impossible to predict the future results of their respective operations.

   The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns of the current and prospective customers of Accelerated Networks. This reduction in spending has led to an overall decrease in demand for Accelerated Networks' products and has caused significant shortfalls in Accelerated Networks' revenues. In addition, Accelerated Networks can not predict whether there will be a market for Accelerated Networks' products in the future. As a result, Accelerated Networks' revenues and the market for its products may not be sufficient to support its ongoing operations in the foreseeable future. Recent and anticipated reductions in and changes to the sales organization of Accelerated Networks could also negatively impact Accelerated Networks' ability to predict current and future customer needs. Changes to Accelerated Networks' product line in anticipation of the merger could also impact customers' previously anticipated buying plans.

Accelerated Networks has a history of losses, and as a result Accelerated Networks may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

   Accelerated Networks has incurred significant losses since inception, and each expects that it will experience net losses and negative cash flow for the foreseeable future. As of December 31, 2001, Accelerated Networks had an accumulated deficit of approximately $140 million. Although Accelerated Networks generated net revenue of approximately $34.2 million for the year ended December 31, 2000, its net revenue has significantly decreased in subsequent periods, and Accelerated Networks expects its net revenue to be unpredictable in the near future. Accordingly, Accelerated Networks cannot assure you that it will ever generate sufficient net revenue to achieve or sustain profitability.

   Accelerated Networks expects that if the merger is completed the it will have large fixed expenses and that the Company after the merger will incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, the expected significant operating expenses of the Company after the merger, and the rate at which competition in the telecommunications equipment industry is intensifying, Accelerated Networks may not be able to adequately control its costs and expenses or achieve or maintain adequate operating margins. As a result, Accelerated Networks' ability to achieve and sustain profitability will depend on its ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

Accelerated Networks may invest a significant amount of its resources to develop, market and sell its products and may not realize any return on this investment.

   Accelerated Networks may invest a significant amount of its resources to develop, market and sell its products. If Accelerated Networks' products do not quickly achieve market acceptance, they may become obsolete before either Accelerated Networks has generated enough revenue from the sales of these products to realize a sufficient return on their investment. Furthermore, the rapidly changing technological environment in which Accelerated Networks operates can require the frequent introduction of new products, resulting in short product lifecycles. In addition, Accelerated Networks may need to write-down inventories to current values or write-off excess and obsolete inventory. If Accelerated Networks incurs substantial development, sales, marketing and inventory expenses that it is unable to recover, and if Accelerated Networks or is unable to compensate for such expenses, Accelerated Networks' business, financial condition and results of operations could be materially and adversely affected.

The long sales and implementation cycles for Accelerated Networks products may cause its revenue and operating results to vary significantly.

   A customer's decision to purchase Accelerated Networks' products will often require a significant commitment of resources from the customer and usually involves a lengthy evaluation and product qualification process prior to any firm commitment to purchase the Company's products. As a result, Accelerated Networks may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. In addition, Accelerated Networks' sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom it is selling. Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of the Company's prospective customers.

   As a result of the above factors, Accelerated Networks' revenue and operating results may vary significantly from quarter to quarter.

Accelerated Networks' customers may sporadically place large orders with short lead times, which may cause its revenue and operating results to vary significantly from quarter to quarter.

   Accelerated Networks believes that its current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, Accelerated Networks may receive purchase orders for significant dollar amounts on an irregular basis. These orders may have short lead times. As a result, Accelerated Networks may not have sufficient inventory to fulfill these orders and may incur significant costs in attempting to expedite and fulfill these orders. The foregoing may also cause Accelerated Networks' revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

Accelerated Networks may fail to meet its revenue targets or experience significant quarterly revenue fluctuation if it fails to maintain and manage a consistent order backlog or if it experiences product shipment delays, new orders and shipment schedules for each quarter.

   Accelerated Networks does not expect its order backlog to be significant at the beginning of each quarter for the foreseeable future. Accordingly, Accelerated Networks will need to obtain additional orders in each quarter for shipment in that quarter to achieve its revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, Accelerated Networks may experience delays in its ability to ship its products. The Company may also allow customers to delay scheduled delivery dates without penalty, or allow customers to cancel orders within negotiated time frames without significant penalty which may result in additional costs and expenses. If Accelerated Networks fails to ship products by the end of a quarter, its operating results would be materially and adversely affected for that quarter.

Accelerated Networks will derive almost all of its revenue from a small number of customers, and its revenue could decline significantly if it fails to win contracts from key customers, if it loses a customer or if a customer cancels or delays an order.

   Sales to a small number of customers have historically accounted for a significant portion of Accelerated Networks' revenues. In the year ended December 31, 2000, three Accelerated Networks customers were responsible for $30.5 million in revenue, or 89% of total revenue for this period, but in the year ended December 31, 2001, these same three customers generated approximately $2.6 million in revenue, or 83% of total revenue for this period. Accelerated Networks anticipates that it will depend on a small number of customers for the foreseeable future. As a result, its revenue could be materially and adversely impacted due to loss of customers, order cancellations or delays, the failure to collect receivables from customers and failure to diversify its customer base.

If Accelerated Networks is not able to collect receivables from its customers or is required to grant stock rotation or inventory return rights, it may fail to meet its revenue targets.

   Market conditions in the telecommunications equipment industry have also deteriorated significantly and many of Accelerated Networks' customers and potential customers have experienced financial difficulties, including bankruptcy and the Company may have significant difficulties in collecting accounts receivables in the future, and may be required to write off a significant amount of its accounts receivable. Further, if current customers' expectations are affected by actual or potential product line elimination in connection with the merger, this could negatively impact Accelerated Networks' ability to collect outstanding receivables from these customers.

   At December 31, 2001, Accelerated Networks recorded an allowance of $265,000 for doubtful accounts on its balance sheet, which represents 69% of accounts receivable for this same period.

Accelerated Networks' ability to operate and grow its business after the merger may be harmed if it is unable to develop and maintain strategic relationships with third parties.

   If, following the merger, Accelerated Networks is unable to develop and maintain strategic relationships with developers of third party technologies that it believes are crucial to its business, it may be unable to offer new or enhanced products in a timely manner and its ability to compete in its market would be harmed. Furthermore, Accelerated Networks' current largest distribution partner, Siemens AG, acquired Efficient Networks, Inc., one of Accelerated Networks' competitors. Accelerated Networks does not know the extent to which its relationship with Siemens will be impacted by Siemens acquisition of Efficient Networks. Accordingly, Accelerated Networks believes that its business and the business of the Company after the merger may be harmed if it is unable to develop and maintain strategic relationships with additional distribution partners. Finally, actual or perceived changes in Accelerated Networks' caused by its pursuit of the potential merger could cause current partners to re-evaluate their desire to continue supporting Accelerated Networks, and may discourage potential partners from developing relationships with Accelerated Networks prior to the completion of the merger.

Accelerated Networks' prospective customers may have financial constraints which may limit their ability to purchase new products.

   Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase Accelerated Networks' products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase the Company's products. For example, some competitive local exchange carriers have recently implemented significant capital expenditure reductions which may reduce their ability or willingness to purchase new products. Accelerated Networks' customers may also include smaller, start-up companies that could experience cash flow problems, resulting in the Company being unable to collect amounts due.

If Accelerated Networks fails to accurately predict its manufacturing requirements, it could incur additional costs or experience manufacturing delays.

   Lead times for the materials and components that Accelerated Networks orders from its contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If Accelerated Networks overestimates its component requirements, its contract manufacturers may purchase excess inventory. If the contract manufacturers purchase excess inventory that is unique to Accelerated Networks products, Accelerated Networks could be required to pay for these excess parts and recognize related inventory write-down costs. If Accelerated Networks underestimates its component requirements, its contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of Accelerated Networks' products and result in delays in shipments and revenue.

   Furthermore, Accelerated Networks does not have a long-term supply contract with its primary contract manufacturers. Consequently, Accelerated Networks' manufacturers will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, Accelerated Networks will not be able to guarantee that its contract manufacturers will be able to provide enough products to meet the Company's requirements at a commercially reasonable price. If the components required by Accelerated Networks are not unique to the Company's products, and such components are in high demand, Accelerated Networks cannot guarantee that its requirements will be met by its contract manufacturers. As a result, Accelerated Networks may experience shortages of certain components from time to time, which could delay the manufacturing of its products and recognition of revenue.

Because Accelerated Networks will depend upon a small number of outside contractors to manufacture its products, Accelerated Networks' operations could be delayed or interrupted if it encounters problems with any of its outside contractors.

   Accelerated Networks does not have internal manufacturing capabilities, and relies upon a small number of outside contractors to build its products. This reliance on a small number of outside contractors involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of Accelerated Networks' current or previous manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes and at high quality levels, Accelerated Networks will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to Accelerated Networks when needed or may not be in a position to satisfy its production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would result in Accelerated Networks having to reduce its supply of products to its customers, which in turn could have a material adverse effect on the Company's customer relations, business, financial condition and results of operations.

Accelerated Networks will depend on sole source and limited source suppliers for key components, and if it is unable to buy these components on a timely basis, it will not be able to deliver its products to its customers.

   Accelerated Networks will depend on sole source and limited source suppliers for key components of its products. For example, several of the key components used in Accelerated Networks' products, including field programmable gate arrays, DSL transreceivers, microprocessors, digital signal processors and custom power supplies, are sourced from single or limited sources of supply. Any of the Company's sole source suppliers could stop producing the components upon which Accelerated Networks will rely, be acquired by, or enter into exclusive arrangements with, Accelerated Networks' competitors, or cease operations entirely and as a result, may stop selling their products or components to Accelerated Networks at commercially reasonable prices, or may refuse or be unable to sell products or components to the Company altogether. Further, Accelerated Networks' and Occam's announcement that they had entered into a merger agreement and the changes to occur, or that have already occurred, in connection with the merger, to Accelerate Networks' business and senior management, could cause suppliers to re-evaluate the future of their business relationships with Accelerated Networks. Any changes in these relationships could lead to higher costs for Accelerated Networks or the need for the Company to find alternative suppliers. Any interruption or delay in the supply of any sole-source components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Accelerated Networks' ability to meet scheduled product deliveries to its customers and would materially adversely affect its business, results of operations and financial condition.

If Accelerated Networks fails to enhance its existing products or develop and introduce new products that meet changing customer requirements and technological advances, the Company's ability to sell its products would be materially and adversely affected.

   The markets for Accelerated Networks' products are characterized by rapid technological advances, evolving industry standards, changes in end user requirements, frequent new product introductions and changes in voice and data service offerings by service providers. The Company's future success will significantly depend on its ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and the Company may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. Accelerated Networks may also experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that Accelerated Networks manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. Accelerated Networks may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, Accelerated Networks may change or delay its product road map in anticipation of the pending merger, which may negatively impact or delay new or improved product advances. If Accelerated Networks is not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if its new products or enhancements fail to achieve market acceptance, its business, financial condition and results of operations would be materially and adversely affected.

If Accelerated Networks' products contain undetected software or hardware errors, it could incur significant unexpected expenses and lost sales.

   Accelerated Networks' products have not yet been widely deployed. As a result, Accelerated Networks cannot be sure that its products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. Accelerated Networks' customers may discover errors or defects in its products after the products have been broadly deployed and as the customers' networks expand and are modified. Any defects or errors in Accelerated Networks' products discovered in the future, or failures of the Company's customers' networks, whether caused by Accelerated Networks' products or another vendor's products, could result in loss of, or delay in, revenue, loss of market share and negative publicity regarding Accelerated Networks and its products. Any of the above which could have a material adverse effect on Accelerated Networks' business, results of operations and financial condition.

If the development and adoption of relevant industry standards do not occur on a timely basis, Accelerated Networks' products may not achieve market acceptance.

   Accelerated Networks' ability to achieve market acceptance for its products will depend in part on the timing and adoption of industry standards for new technologies in its relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology. The existence of multiple competing standards may also retard or delay the development of a broad market for the Company's products. Accelerated Networks may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, Accelerated Networks' products may not comply with eventual industry standards, which could hurt its ability to sell its products and also require the

Company to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of the Company's products depends upon widespread market acceptance of its underlying technologies.

Accelerated Networks' customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact its customers could harm the Company's business.

   The jurisdiction of the FCC extends to the entire communications industry, including Accelerated Networks' customers. Future FCC regulations affecting the broadband access industry, Accelerated Networks' customers, or the service offerings of these customers, may harm the Company's business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of Accelerated Networks' customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which Accelerated Networks' customers operate. To the extent Accelerated Networks' customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on the Company's business, financial condition and results of operations.

If Accelerated Networks fails to comply with regulations and evolving industry standards, sales of its existing and future products could be adversely affected.

   Failure of Accelerated Networks' products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of its existing and future products. While Accelerated Networks believes that its products comply with all current governmental laws, regulations and standards, the Company may be unable to continue to design its products to comply with all necessary requirements in the future.

   In addition, Accelerated Networks' key competitors may establish proprietary standards, which may not be made available to Accelerated Networks. As a result, the Company's products may not be interoperable with its customers' networks if these networks incorporate technology based on proprietary standards. Furthermore, many of Accelerated Networks' potential customers will require that Accelerated Networks' products be designed to interface with such customers' existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If Accelerated Networks' products cannot operate in such an environment, they may not achieve market acceptance and the Company's ability to generate revenue would be seriously impaired.

Accelerated Networks' inability to protect its intellectual property could adversely affect its ability to compete.

   Accelerated Networks will depend on its proprietary technology for its success and ability to compete successfully in its market. Although Accelerated Networks has seven patent applications pending it does not have any issued patents. The Company will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Existing copyright, trademark and trade secret laws will afford the Company only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any infringement of Accelerated Networks' proprietary rights could result in significant litigation costs, and any failure by Accelerated Networks to adequately protect its proprietary rights could result in its competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

   Despite Accelerated Networks' efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that it regards as proprietary. Accordingly, Accelerated Networks may be unable to protect its proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of its products would be difficult for the Company. Litigation may be necessary in the future to enforce Accelerated Networks' intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Accelerated Networks' business, financial condition and operating results.

If necessary licenses of third party technology are not available to Accelerated Networks or are very expensive, it may not be able to develop new products or product enhancements, which would seriously impair its ability to compete effectively.

   From time to time Accelerated Networks may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to the Company on commercially reasonable terms, if at all. Its inability to obtain necessary third-party licenses may force Accelerated Networks to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of the Company's products and which would result in a material and adverse effect on its business, financial condition and results of operations.

Accelerated Networks could become subject to litigation regarding intellectual property rights that could seriously harm its business.

   Accelerated Networks may be subject to intellectual property infringement claims that are costly to defend and could limit its ability to use some technologies in the future. Accelerated Networks is currently a party to a purported patent infringement claim. While Accelerated Networks believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows, Accelerated Networks cannot assure you that Accelerated Networks will prevail in any such action, given the complex technical issues and inherent uncertainties of litigation. Although Accelerated Networks carries general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

   Accelerated Networks' industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to the Company's business. In addition, in its agreements, Accelerated Networks may agree to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that Accelerated Networks' products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require the Company to modify its products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Accelerated Networks, if at all.

Accelerated Networks may not be able to raise additional capital to fund its future operations.

   The development and marketing of new products and the expansion of its direct sales operation and associated support personnel is expected to require a significant commitment of resources. In connection with the merger, some of Occam's existing investors will provide the Company after the merger with an additional $10 million in equity financing and $10 million in loan guarantees or debt financing. This additional capital, along with the other capital resources available to Accelerated Networks following the merger may be insufficient to fund its future operations. If the merger is not completed or Accelerated Networks is unable to obtain additional capital, it may be required to reduce the scope of its planned product development and marketing and sales efforts, which would harm its business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

   To the extent that Accelerated Networks raises additional capital through the sale of equity or securities convertible into equity, the issuance of the securities could result in dilution to its existing stockholders. If additional funds are raised through the issuance of senior debt securities, these securities would have rights, preferences and privileges senior to holders of its convertible notes and its common stock. These securities could also have rights, preferences and privileges senior to the holders of other outstanding debt and the terms of that debt could impose restrictions on its operations.

If Accelerated Networks is unable to retain and hire qualified personnel, it may not be able to successfully achieve its objectives.

   The success of Accelerated Networks following the merger will depend upon the continued service of some executive officers and other key personnel and its ability to hire additional key personnel in the future. Upon completion of the merger, it is expected that the Occam's management team will largely replace the current management team of Accelerated Networks. In particular, it is expected that Kumar Shah, Occam's president and chief executive officer, will become Accelerated Networks' president and chief executive officer. The loss of the services of any key management personnel, or key sales personnel and engineers, could materially adversely affect Accelerated Networks' business, financial condition and results of operations.

If Accelerated Networks becomes subject to unfair hiring claims it could incur substantial costs in defending itself.

   Companies in the telecommunications equipment industry whose employees and former employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. For example, Accelerated Networks has received claims of this kind in the past, and the Company may receive claims of this kind in the future. Those claims may result in material litigation. Accelerated Networks could incur substantial costs in defending itself against these claims, regardless of their merits, which would have a material and adverse effect on its business, financial condition and results of operations.

Accelerated Networks' business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs.

   Accelerated Networks' business and operations will depend on the extent to which its facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions taken by the Company, a natural disaster or other unanticipated problem could, among other things, hinder its research and development efforts, delay the shipment of its products and affect its ability to receive and fulfill orders. For example, because the final assembly and assembled product testing of the Accelerated Networks product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on Accelerated Networks' business, results of operations and financial condition. While the Company believes that its insurance policy is comparable to those of similar companies in its industry, it does not cover all natural disasters, in particular, earthquakes or floods.

Potential economic and political instability in India could adversely affect Accelerated Networks' product development efforts or financial results.

   Accelerated Networks currently has a subsidiary in India. This subsidiary employs approximately 14 individuals representing approximately 28% of Accelerated Networks' workforce as of February 28, 2002, all of whom are expected to remain employed after the merger. This Indian subsidiary performs product development and testing for Accelerated Networks' Element Management System, which is not utilized by Accelerated Networks' on-going IAD product line but has been retained for potential application to products currently being developed by Occam and sold by Accelerated Networks after the merger. As of February 28, 2002, the Indian subsidiary had not generated any revenue for Accelerated Networks, and is not expected to generate any revenue in the foreseeable future. During 2001, the Indian subsidiary represented approximately 5% of Accelerated Networks' total research and development expense and approximately 2.5% of Accelerated Networks' total operating expense. Because of Accelerated Networks' projected use of this Indian subsidiary, any political or economic instability in India could adversely affect the Company's projected development efforts or its projected expenses for the Indian subsidiary.

   The Indian subsidiary currently receives favorable tax and tariff treatment for its product development activities in India. However, if this favorable treatment is unavailable to Accelerated Networks for any reason, including political instability in India resulting in a government adverse to foreign corporate activity, a number of adverse consequences could occur, including higher tariffs, taxes or export controls, and increased governmental ownership or regulation, any of which would increase the Company's costs of product development.

   In addition, Accelerated Networks has historically recorded, and will likely continue to record, expenses for its subsidiary in India in Indian Rupees. Accordingly, Accelerated Networks' operating results are exposed to changes in exchange rates between the U.S. dollar and Indian Rupee. While to date Accelerated Networks' results have not materially been affected by any changes in currency exchange rates, a devaluation of the U.S. dollar against the Indian Rupee would adversely affect its expenses for its Indian subsidiary which in turn could have an adverse effect on the Company's financial results.

If Accelerated Networks is unable to maintain its listing on The Nasdaq National Market, the liquidity of Accelerated Networks common stock would be seriously limited.

   On February 14, 2002, Accelerated Networks received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on The Nasdaq National Market. The Nasdaq Staff further notified Accelerated Networks that if, by May 15, 2002, Accelerated Networks fails to regain compliance it will be subject to delisting from The Nasdaq National Market. There can be no assurances that Accelerated Networks' actions, including the proposed merger, will result in Accelerated Networks regaining compliance with the minimum bid price requirement for continued listing. If Accelerated Networks receives notification after May 15, 2002 that it has failed to regain compliance and is subject to delisting, Accelerated Networks may request a hearing before the Nasdaq Qualifications Panel to review the staff determination.

   In addition, Accelerated Networks has been informed by the Nasdaq Staff that the proposed merger with Occam would constitute a "Reverse Merger" under National Association of Securities Dealers Rule 4330(f). Accordingly, Accelerated Networks will be required to satisfy the requirements for initial inclusion on The Nasdaq National Market in order for Accelerated Networks common stock to remain listed on The Nasdaq National Market following the completion of the merger. Currently, Accelerated Networks would not satisfy these requirements. If Accelerated Networks does not meet these requirements upon completion of the merger, Accelerated Networks anticipates that the Nasdaq Staff will notify Accelerated Networks that the Accelerated Networks common stock will be delisted from The Nasdaq National Market promptly following the completion of the merger. Accelerated Networks will have an opportunity to appeal this determination and intends to do so. A hearing on the appeal would be required to take place before an independent appeal panel within 45 days after Accelerated Networks files its appeal.

   Accelerated Networks will not be delisted until a formal decision is made by either panel; however, there can be no assurance that either panel would decide to allow Accelerated Networks to remain listed. Accelerated Networks may also be allowed to transfer its securities from The Nasdaq National Market to the The Nasdaq SmallCap Market. Any of the foregoing may adversely impact Accelerated Networks' stock price, as well as its liquidity and the ability of Accelerated Networks' stockholders to purchase and sell Accelerated Networks' shares in an orderly manner, or at all. Furthermore, a delisting of Accelerated Networks' shares could damage Accelerated Networks' general business reputation and impair its ability to raise additional funds. Any of the foregoing events could have a material adverse effect on Accelerated Networks' business, financial condition and operating results.

Accelerated Networks is currently named as defendant in several securities class action lawsuits, a breach of contract suit and a product defect lawsuit. If Accelerated Networks is unable to successfully defend itself in any one of these lawsuits, and if Accelerated Networks' liability insurance coverage is not adequate to cover Accelerated Networks' losses, the Company's cash resources would be materially adversely impacted.

   A number of purported class action lawsuits have been filed against Accelerated Networks and certain current and former officers of Accelerated Networks in the United States District Court for the Central District of California, and have been consolidated into a single amended complaint. The lawsuits bring suit on behalf of those who purchased Accelerated Networks publicly traded securities between June 22, 2000 and April 17, 2001. Plaintiffs allege that Accelerated Networks made false and misleading statements, assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Accelerated Networks intends to defend this litigation vigorously.

   Accelerated Networks is also aware that three securities class action lawsuits have been filed against it, the underwriters of its initial public offering, its individual board members and certain or its former officers, in the United States District Court for the Southern District of New York. The lawsuits, which were filed on behalf of investors who purchased stock between June 22, 2000 and June 8, 2001, allege that the underwriter defendants agreed to allocate stock in the Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that Accelerated Networks made false and misleading statements or omissions with respect to these alleged activities in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. Accelerated Networks intends to defend the actions vigorously.

   In addition, Accelerated Networks is a party to a breach of contract lawsuit whereby one of Accelerated Networks' suppliers has alleged that Accelerated Networks breached a value-added product sales agreement by failing to pay for non-cancelable products for which Accelerated Networks issued purchase orders, and for refusing to take delivery of products Accelerated Networks had allegedly agreed to accept. A lawsuit related to these claims was filed on December 3, 2001 in the Los Angeles County Superior Court of the State of California. Accelerated Networks believes that it has valid crossclaims against the plaintiff, and intends to defend this action vigorously.

   Accelerated Networks is also currently a party to a product defect claim whereby one of its customers seeks to return certain of Accelerated Networks' products to Accelerated Networks in exchange for a return of the purchase price of approximately $3 million. The customer has alleged that certain of Accelerated Networks' products sold and delivered to the customer were defective and that it believed that Accelerated Networks failed to perform under the agreement between the two parties. On May 8, 2001, the customer filed a lawsuit against Accelerated Networks in the United States District Court of Colorado related to this claim. Accelerated Networks has denied the customer's allegations, and intends to defend this action vigorously.

If the demand for multiservice broadband access services does not develop, then Accelerated Networks' results of operations and financial condition would be adversely affected.

   Sales of Accelerated Networks' products depend on the widespread adoption of multiservice broadband access services. If the demand for multiservice broadband access services does not develop, Accelerated Networks' results of operations and financial condition would be adversely affected. To date, the market for multiservice broadband access services has developed more slowly than anticipated, and may in fact not fully develop at all. Certain critical factors will likely continue to affect the development of the multiservice broadband access services market, including:

  .  the demand for broadband access;

  . the development of a viable business model for multiservice broadband access services, including the ability to market, sell, install and maintain these services profitably;

  .  the extent that service providers are unable to deploy broadband access;

  . the ability to interoperate with equipment from multiple vendors in service provider networks;

  . evolving industry standards for DSL, T1 and other transmission technologies;

  . varying and uncertain conditions of the copper pair infrastructure, including size and length, electrical interference, and crossover interference with voice and data telecommunications services; and

  .  domestic and foreign government regulation.

   Even if these factors are adequately addressed, given the economic downturn in its market, Accelerated Networks cannot be certain that it will be able to successfully market, sell and deploy its products in large enough volumes to support its operations.

Changes to Accelerated Networks' product lines or product road map could delay or eliminate future orders from certain customers and targets.

   Accelerated Networks no longer provides an end-to-end solution for potential and existing customers. Recent product line eliminations undertaken by Accelerated Networks could cause certain current customer or potential customers who desire a specific product or an end-to-end solution to re-evaluate their needs for Accelerated Networks products. Customers may also need to evaluate and test for interoperability between continuing Accelerated Networks products and products produced by other manufacturers. Such activities could delay deployment of Accelerated Networks products or could cause customers to shift to a competitor's products instead of previously utilized Accelerated Networks products. These changes to customer decisions would have a material adverse impact on Accelerated Networks' anticipated revenues.

Risks associated with the broadband access industry's intense competition could prevent Accelerated Networks from increasing or sustaining its revenue and prevent it from achieving or sustaining profitability.

   The market for multiservice broadband access products is highly competitive. If Accelerated Networks cannot compete effectively in its industry, it may be unable to achieve or sustain profitability. Accelerated Networks competes directly with numerous companies, including Alcatel SA, Cisco Systems, Inc., CopperCom, Inc., Efficient Networks, Inc., Jetstream Communications, Inc., Lucent Technologies Inc., Nokia Corporation, Nortel Networks Corporation, Polycom, Inc., Tollbridge Technologies, Inc., Vina Technologies, Inc. and Zhone Technologies, Inc. Many of Accelerated Networks' current and potential competitors have longer operating histories, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors and potential competitors are able to devote greater resources to the development, promotion, sale and support of their products. Accelerated Networks may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors.

   The markets in which Accelerated Networks competes are characterized by increasing consolidation. Accelerated Networks cannot predict how industry consolidation will affect its competitors and Accelerated Networks may not be able to compete successfully in an increasingly consolidated industry.

If Accelerated Networks' revenue and operating results fall below analysts' and investors' expectations, Accelerated Networks' stock price may not recover from this decline and it may decline below its current price.

   Accelerated Networks' quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of the control of Accelerated Networks. If Accelerated Networks' quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of Accelerated Networks common stock could significantly decline. In addition, the pendency of the merger may contribute to the difficulties associated with predicting the future operating results of Accelerated Networks, which may also negatively impact the expectations of investors and security analysts. As a result, the trading price of Accelerated Networks common stock could significantly decline prior to the completion of the merger or following completion of the merger.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Accelerated Networks does not hold financial instruments for trading or speculative purposes. Accelerated Networks' financial instruments have short maturities and therefore are not subject to significant interest rate risk. Accelerated Networks generally places its marketable security investments in high credit quality instruments, primarily corporate obligations with contractual maturities of less than one year. Accelerated Networks' financial liabilities that are subject to interest rate risk are its credit facilities, which have stated interest rates based on the bank's prime rate. Accelerated Networks does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material. Accelerated Networks does not use any derivatives or similar instruments to manage its interest rate risk.

   Accelerated Networks currently has product development activities in India. Accelerated Networks records expenses for its subsidiary in India in Indian Rupees. Accordingly, Accelerated Networks operating results are also exposed to changes in exchange rates between the U.S. dollar and Indian Rupee. While to date, Accelerated Networks results have not materially been affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian Rupee would adversely affect its expenses for its Indian subsidiary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Accelerated Networks' consolidated financial statements and schedule(s) required by Regulation S-X, are included in this Annual Report on Form 10-K beginning on page F-1. Supplementary data with respect to Accelerated Networks is set forth in Note 16 to the notes to the consolidated financial statements on page F-24 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to Accelerated Networks' directors and executive officers as of March 26, 2002:

          Name          Age                    Position(s)
          ----          ---                    -----------
  Gary J. Sbona........ 58  Chairman, Chief Executive Officer, and Director
  H. Michael Hogan III. 39  Vice President, Finance and Administration, Chief
                            Financial Officer and Secretary
  Pete S. Patel........ 49  Senior Vice President, Engineering and Operations
  Benjamin DiLello..... 47  Vice President, Worldwide Sales and Marketing
  Steven M. Krausz..... 47  Director
  Robert F. Kuhling Jr. 47  Director
  Anthony T. Maher..... 57  Director
  Peter T. Morris...... 45  Director
  Lip-Bu Tan........... 42  Director

   The following is a brief description of the capacities in which each of the directors and executive officers served or has served at Accelerated Networks as well as their other business experience during the past five years.

   GARY J. SBONA has served as Accelerated Networks' Chairman and Chief Executive Officer since February 2001. Mr. Sbona currently serves as Chairman and Chief Executive Officer of Auspex Systems, Inc., a provider of network-attached storage solutions, and Verity, Inc., a software company specializing in knowledge retrieval software. In addition, Mr. Sbona serves as a director of 3D Systems Corporation, a solid imaging and mass customization company, and Calico Commerce Inc., a provider of interactive selling software for organizations selling complex products or services over the Internet. Since 1974, Mr. Sbona has served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, an international turnaround management firm that is currently providing Accelerated Networks with management services.

   H. MICHAEL HOGAN III has been Accelerated Networks' Vice President, Finance and Administration, Chief Financial Officer and Secretary since February 2001. Prior to joining Accelerated Networks, Mr. Hogan served as Senior Vice President, Chief Financial Officer and Secretary of 3D Systems Corporation from September 1999 to February 2001. Mr. Hogan has been a Principal of Regent Pacific, the professional services firm that is currently providing Accelerated Networks with management services, since November 1996. Mr. Hogan holds a B.A. from Colgate University and is a Certified Insolvency Reorganization Accountant and a Certified Turnaround Professional.

   PETE S. PATEL has been Accelerated Networks' Senior Vice President, Engineering and Operations since April 2001, and Vice President, Operations since April 1999. Prior to joining Accelerated Networks, Mr. Patel held various senior management positions at Advanced Fibre Communications, a telecommunications company, including Vice President of Operations from May 1998 to April 1999, Director of Operations from June 1997 to May 1998, Director of Design Verification and Test Engineering from May 1996 to June 1997, and Senior Test Engineering Manager from August 1995 to May 1996. From February 1988 to August 1995, Mr. Patel held various management positions at DSC Communications Corporation, a telecommunications company. Mr. Patel holds a F.Y.B.Sc. in science from Gujarat University, India and a B.V.Sc. and A.H. from Gujarat Agricultural University, India.

   BENJAMIN DILELLO has been Accelerated Networks' Vice President, Worldwide Sales and Marketing since February 2001. From March 2000 to February 2001, Mr. DiLello was the Vice President of Sales of Centor

Software Corp., a provider of collaborative provider solutions; from June 1999 to March 2000, Mr. DiLello was the Senior Vice President of Worldwide Sales and Marketing of HNC Software Corp., a software company; and from December 1994 to June 1999, Mr. DiLello was the Vice President of Sales and Marketing of Glovia International LLC, a software solutions company. Mr. DiLello is also a Principal of Regent Pacific. Mr. DiLello holds a B.S. from Rider University.

   STEVEN M. KRAUSZ has served as a director of Accelerated Networks since May 1997. Mr. Krausz has been a managing member of several venture capital funds affiliated with U.S. Venture Partners, a venture capital firm, since August 1985. He also serves as a director of Verity, Inc., a provider of knowledge retrieval software products, and several private companies. Mr. Krausz holds an M.B.A. and a B.S. in electrical engineering from Stanford University.

   ROBERT F. KUHLING, JR. has served as a director of Accelerated Networks since May 1998. Mr. Kuhling has been a managing director and general partner of several venture capital funds managed by ONSET Ventures, a venture capital firm, since 1987. He also serves as a director of Curon Medical, a developer and manufacturer of medical devices for the treatment of digestive system disorders, Euphonix, Inc., a developer of professional audio equipment, Gadzoox Networks, Inc., a storage area networking company, and several private companies. Mr. Kuhling serves on accelerated Networks' board as a representative of ONSET Ventures. Mr. Kuhling holds an M.B.A. from Harvard University and an A.B. in economics from Hamilton College.

   ANTHONY T. MAHER has served as a director of Accelerated Networks since February 1999. Since May 1978, Mr. Maher has held various executive positions within the Siemens Public Communication Networks Group of Siemens AG, a network equipment provider, including as a member of the board of directors from October 1997 to present, Executive Director for Access Networks from October 1995 to September 1997, and Executive Director of Worldwide Product Planning from January 1993 to September 1995. Mr. Maher is currently a member of the board of Siemens ICN, Efficient Networks, Inc., a networking and communications company, Alvarion Ltd. (after the merger of Floware Wireless Systems Ltd. and Breezecom Ltd), and several private companies. Mr. Maher holds an M.S. in electrical engineering and solid state physics and a B.S. in electrical engineering from the University of Illinois.

   PETER T. MORRIS has served as a director of Accelerated Networks since May 1997. Mr. Morris is a general partner at New Enterprise Associates, a venture capital firm, where he has been employed since 1992. He also serves as a director of Virata Corporation, a DSL chip provider, and several private companies. Mr. Morris holds an M.B.A. and a B.S. in electrical engineering from Stanford University.

   LIP-BU TAN has served as a director of Accelerated Networks since October 1999. Mr. Tan is Founder and Chairman of Walden International, a venture capital firm. Mr. Tan also serves as a director of Centillium Communications, Inc., a semiconductor company, Creative Technology Ltd., a multimedia product and peripheral company, Integrated Silicon Solution, Inc., a designer of high-performance memory devices, SINA.com, a media and internet technology services company, and several private portfolio companies. Mr. Tan holds an M.S. in nuclear engineering from the Massachusetts Institute of Technology, an M.B.A. from the University of San Francisco, and a B.S. in physics from Nanyang University, Singapore.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The members of the Board of Directors, Accelerated Networks' executive officers and persons who hold more than 10% of Accelerated Networks' outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which Accelerated Networks received from such persons for their 2001 fiscal year transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2001 fiscal year, Accelerated Networks believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by Accelerated Networks' directors, executive officers and greater than ten percent beneficial owners.

DIRECTOR COMPENSATION

   Accelerated Networks does not currently compensate its directors in cash for their service as members of its Board of Directors. However, outside directors are reimbursed for all reasonable expenses incurred by them in attending board and committee meetings.

   Under the Automatic Option Grant Program in effect under the Accelerated Networks 2000 Stock Incentive Plan, each individual who first joins the Accelerated Networks Board as a non-employee director any time after Accelerated Networks' initial public offering in June of 2000 will receive, at the time of such initial election or appointment, an automatic option grant, to purchase 30,000 shares of common stock, provided such person has not previously been in Accelerated Networks' employ. In addition, on the date of each of Accelerated Networks' annual stockholders meetings, beginning with the 2001 Annual Meeting, each individual who is to continue to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 10,000 shares of common stock, provided such individual has served as a non-employee Board member for at least six months. Directors who are also employees are eligible to receive options and be issued shares of common stock directly under the Accelerated Networks 2000 Stock Incentive Plan. Each grant under the Accelerated Networks Automatic Option Grant Program or the Accelerated Networks 2000 Stock Incentive Plan will have an exercise price per share equal to the fair market value per share of Accelerated Networks common stock on the grant date, and will have a maximum term of 10 years, subject to earlier termination should the optionee cease to serve as a Board of Directors member. Steven M. Krausz, and Robert F. Kuhling, Jr. voluntarily agreed to forego their Automatic Option Grant for the 2001 Annual Meeting.

   Accelerated Networks' current Board members received the following stock option grants during the 2001 fiscal year, all of which are immediately exercisable and subject to a repurchase right by Accelerated Networks which lapses as the options vest:

                                                       Exercise
                                     Vesting    Number  Price
                           Grant   Commencement   of     Per
               Name        Date        Date     Shares  Share   Vesting
               ----       -------- ------------ ------ -------- -------
         Anthony T. Maher 12/28/01   12/28/01   10,000  $0.41     (1)
         Peter T. Morris. 12/28/01   12/28/01   10,000  $0.41     (1)
         Lip-Bu Tan...... 12/28/01   12/28/01   10,000  $0.41     (1)

--------
(1) The option shares vest over 24 equal monthly installments from the vesting commencement date; provided that, the unvested shares shall automatically become vested (a) in the event of a change in control or (b) if the optionee is not reelected to the board and at the time has not vested in all such shares. The proposed merger with Occam will have no effect on the vesting of the option shares.

   See "Item 13--Certain Relationships and Related Transactions" for additional information on transactions between Accelerated Networks and Gary J. Sbona, its Chairman, Chief Executive Officer and member of its Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

   The following table provides certain summary information concerning the compensation earned for services rendered during the 1999, 2000 and 2001 fiscal years by those individuals who have served as Accelerated Networks' Chief Executive Officer during the last fiscal year, the four most highly compensated executive officers, other than the Chief Executive Officer, at the close of the last fiscal year, and those individuals who would be among the four most highly compensated executive officers of Accelerated Networks at the end of the last fiscal year but for the fact that they no longer served as an executive officer as of December 31, 2001. The listed individuals are sometimes referred to herein as the "named executive officers."

                          SUMMARY COMPENSATION TABLE

                                                                  Long-term
                                    Annual Compensation      Compensation Awards
                                 -----------------------    ---------------------
                                                            Securities Underlying    All Other
  Name And Principal Position    Year Salary($) Bonus($)       Options/SARs(#)    Compensation($)
  ---------------------------    ---- --------- --------    --------------------- ---------------
Suresh Nihalani................. 2001 $ 30,576        --                 --          $254,068(2)
 Former Chief Executive Officer  2000 $244,608        --            690,200          $ 19,994(1)
                                 1999 $218,400        --                 --                --
Gary J. Sbona................... 2001 $ 46,091        --          3,880,600                --
 Chief Executive Officer(3)      2000       --        --                 --                --
                                 1999       --        --                 --                --
Pete S. Patel................... 2001 $202,208  $416,667(4)         970,000                --
 Senior Vice President,          2000 $159,000        --             60,000          $    879(1)
 Engineering and Operations      1999 $108,928        --            170,000                --
Kiran P. Munj................... 2001 $101,341  $ 27,169              7,500          $ 67,922
 Former Vice President, Hardware 2000 $163,013        --            159,800          $  7,199(1)
 Engineering(5)                  1999 $156,250        --                 --                --

   In addition to the above executive officers, in February 2001, H. Michael Hogan III was appointed as Accelerated Networks' Vice President, Finance and Administration, Chief Financial Officer, and Secretary, and Benjamin DiLello was appointed as Accelerated Networks' Vice-President, Worldwide Sales and Marketing. Mr. Hogan and Mr. DiLello are employees of and are paid by Regent Pacific and had no direct compensation from Accelerated Networks during the fiscal year ended December 31, 2001.
--------
(1) Vacation earned above the limit over the last three years was paid out in cash in 2000.
(2) Mr. Nihalani resigned from his positions as Chairman, Chief Executive Officer and director in February 2001. However, Mr. Nihalani continued to receive monthly salary payments of $13,590.00 through February 2002. In addition, Mr. Nihalani received a one-time lump sum separation payment of $98,536.00 and accrued vacation of $17,836.89 at the time of his resignation.

(3) Mr. Sbona joined Accelerated Networks as Chairman and Chief Executive Officer in February 2001. He is partially compensated for his services to Accelerated Networks by Regent Pacific. See "Certain Relationships and Related Transactions."

(4) Includes guaranteed retention benefits of $91,667 earned during 2001 under Accelerated Networks' employee retention program.

(5) Mr. Munj left Accelerated Networks in August 2001. In connection with his departure, Mr. Munj was paid $67,922 and $27,169 in separation and guaranteed retention benefits, respectively, and accrued vacation of $163.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

   The following table contains information concerning the stock options granted to Accelerated Networks' named executive officers during the 2001 fiscal year. All the grants were made under Accelerated Networks' Stock Option/Stock Issuance Plan. No stock appreciation rights were granted to the named executive officers during such fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                            Individual Grants
                ------------------------------------------
                                                                      Potential Realizable Value
                Number Of      % Of Total                               At Assumed Annual Rates
                Securities      Options                               Of Stock Price Appreciation
                Underlying     Granted To                                 For Option Term(1)
                 Options       Employees    Exercise Price Expiration ---------------------------
   Name          Granted     In Fiscal Year   Per Share       Date         5%            10%
   ----         ----------   -------------- -------------- ----------  ----------    ----------
Suresh Nihalani        --           --              --            --          --            --
Gary J. Sbona.. 3,880,600(2)     34.21%        $1.9375      03/02/06  $2,077,268    $4,590,219
Pete S. Patel..    70,000(3)      0.62%        $3.3438      01/24/11  $  147,203    $  373,041
                  500,000(4)      4.41%        $0.3800      07/19/11  $  119,490    $  302,811
                  400,000(5)      3.53%        $0.4300      12/27/11  $  108,170    $  274,124
Kiran P. Munj..     7,500(6)        --         $0.3800            --          --            --

--------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Accelerated Networks' estimate or projection of its future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of Accelerated Networks common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.

(2) These options have a term of five years and 323,383 of the shares subject to the option were immediately vested upon grant with the remaining option shares vesting in equal monthly installments over the succeeding 11 months.

(3) These options have a term of ten years and vest over four years, with 25% of the option shares vesting one year after the option grant date and the remaining option shares vesting in equal monthly installments over the succeeding 36 months.

(4) These options have a term of ten years and vest over one year in equal monthly installments over the succeeding 12 months from the option date.

(5) These options have a term of ten years and vest over four years, with 25% of the option shares vesting six months after the option grant date and the remaining option shares vesting in equal monthly installments over the succeeding 42 months.

(6) These options expired during 2001 in connection with the departure of Mr. Munj from Accelerated Networks.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUE

   The following table provides information, with respect to Accelerated Networks' named executive officers, concerning the exercise of options during the 2001 fiscal year and unexercised options held by them at the end of that fiscal year. None of Accelerated Networks' named executive officers exercised any stock appreciation rights during the 2001 fiscal year and no stock appreciation rights were held by Accelerated Networks' named executive officers at the end of such year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        Value Of Unexercised
                            Number Of Unexercised      In-the-Money Options At
                        Options At Fiscal Year End(#)   Fiscal Year End($)(1)
                        ----------------------------- -------------------------
          Name          Exercisable     Unexercisable Exercisable Unexercisable
          ----          -----------     ------------- ----------- -------------
     Suresh Nihalani(2)    690,200           --             --           --
     Gary J. Sbona.....  3,880,600           --             --           --
     Pete S. Patel.....  1,157,500           --         $4,167       $5,833
     Kiran P. Munj.....         --           --             --           --

--------
(1) Based upon the market price of $0.40 per share, determined on the basis of the closing selling price per share of Common Stock on the Nasdaq National Market on December 31, 2001, less the option exercise price payable per share.

(2) Mr. Nihalani's exercise rights on these options will expire on May 14, 2002.

   All of the options in the above table were immediately exercisable on the date of grant, but are subject to Accelerated Networks' right of repurchase which lapses periodically over time.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

   Except as provided in its agreement with Regent Pacific Management Corporation, Accelerated Networks does not have any existing employment agreements with any of its named executive officers. Accordingly, the Board of Directors may terminate the employment of any named executive officer at any time at its discretion.
   The compensation committee of the Board of Directors, as the plan administrator of the 2000 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of Accelerated Networks or the subsequent termination of the officer's employment following the change in control event.

   Accelerated Networks entered into a Separation Agreement and Consulting Agreement with Mr. Nihalani, in connection with his resignation as Chief Executive Officer and Chairman in February 2001. See "Item 13-- Certain Relationships and Related Transactions" for more information on this agreement.

   In February 2001, Accelerated Networks appointed Gary J. Sbona as the Chairman of the Board and Chief Executive Officer, and entered into an agreement with Regent Pacific, a management firm of which Mr. Sbona is chairman and chief executive officer. See "Item 13--Certain Relationships and Related Transactions" for more information on this agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The compensation committee currently consists of Mr. Sbona, who is Accelerated Networks Chairman and Chief Executive Officer, as well as Mr. Kuhling and Mr. Morris. Neither Mr. Kuhling or Mr. Morris was an officer or employee of Accelerated Networks at any time during the 2001 fiscal year or at any other time.

   No current executive officer of Accelerated Networks has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of Accelerated Networks' Board of Directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  ACCELERATED NETWORKS PRINCIPAL STOCKHOLDERS

   The following table presents, as of February 28, 2002, certain information known to Accelerated Networks regarding the beneficial ownership of Accelerated Networks common stock by:

  . each person who is known by Accelerated Networks to be the beneficial owner of more than five percent of Accelerated Networks' outstanding shares of common stock;

  .  the directors of Accelerated Networks;

  .  the named officers; and

  .  the directors and executive officers as a group.

   Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of February 28, 2002. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

   The percentage of beneficial ownership for the following table is based on 50,897,285 shares of common stock outstanding as of February 28, 2002. Unless otherwise indicated, the address for each listed stockholder is: c/o Accelerated Networks, Inc., 301 Science Drive, Moorpark, California 93201. To Accelerated Networks' knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

                                                                 Number of    Percentage
                                                                   Shares     of Shares
                                                                Beneficially Beneficially
Name of Beneficial Owner                                           Owned        Owned
------------------------                                        ------------ ------------
Suresh Nihalani(1).............................................   5,497,388      10.7%
Kiran P. Munj(2)...............................................   1,210,542       2.4
Pete S. Patel(3)...............................................     602,328       1.2
Gary J. Sbona(4)...............................................   3,880,600       7.1
Steven M. Krausz(5)............................................   6,653,473      13.1
Robert F. Kuhling, Jr.(6)......................................   3,327,105       6.5
Anthony T. Maher(7)............................................   9,184,073      18.0
Peter T. Morris(8).............................................   3,945,632       7.8
Lip-Bu Tan(9)..................................................   1,775,634       3.5
Siemens AG.....................................................   9,114,073      17.9
 Hofmannstrasse 51, D-81359
 Munich, Germany
New Enterprise Associates(10)..................................   3,907,118       7.7
 2490 Sand Hill Road
 Menlo Park, CA 94025
U.S. Venture Partners(11)......................................   6,623,473      13.0
 2735 Sand Hill Road
 Menlo Park, CA 94025
Onset Enterprise Associates III, L.P...........................   3,297,105       6.5
 2490 Sand Hill Road
 Menlo Park, CA 94025
All directors and executive officers as a group (7 persons)(12)  29,368,845      52.8%

--------
  *  Represents less than 1% of the total shares.
 (1) Includes (a) 690,200 shares issuable upon the exercise of immediately exercisable options granted to Mr. Nihalani, (b) 4,484,502 shares held by a trust of which Mr. Nihalani and his wife are co-trustees, (c) 8,400 shares held by other members of Mr. Nihalani's immediate family, and (d) 314,286 shares held by Mr. Nihalani as trustee of a grantor retained annuity trust. Mr. Nihalani resigned as Accelerated Networks' chairman and chief executive officer in February 2001.
 (2) Includes 57,142 shares held as trustee of two irrevocable trusts.
 (3) Includes 498,125 shares issuable upon the exercise of options that are immediately exercisable or exercisable within 60 days of February 28, 2002.
 (4) Consists of 3,880,600 shares issuable upon the exercise of options which are immediately exercisable or exercisable within 60 days of February 28, 2002.
 (5) Includes 30,000 shares issuable upon the exercise of immediately exercisable options. Also includes (a) 5,785,560 shares owned by U.S. Venture Partners V, L.P. ("USVP V"), (b) 321,420 shares owned by USVP V International, L.P. ("V Int'l"), (c) 179,995 shares owned by 2180 Associates Fund V, L.P. ("2180V"), (d) 141,425 shares owned by USVP V Entrepreneur Partners, L.P. ("EP V"), (e) 187,270 shares owned by U.S. Venture Partners VII, L.P. ("USVP VII"), (f) 3,901 shares owned by 2180 Associates Fund VII, L.P. ("2180 VII"), (g) 1,951 shares owned by USVP Entrepreneur Partners Fund VII-A, L.P. ("EP VII-A") and (h) 1,951 shares owned by USVP Entrepreneur Partners Fund VII-B, L.P. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ("PMG V") and Presidio

    Management Group VII, L.L.C. ("PMG VII"). PMG V is the general partner of each of USVP V, V Int'l, 2180 V and EP V. PMG VII is the general partner of USVP VII. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V INT'L, 2180 V, EP V and USVP VII, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein.
 (6) Includes 30,000 shares issuable upon the exercise of immediately exercisable options. Also includes 3,297,105 shares held by ONSET Enterprise Associates III, L.P. ("Onset"). Mr. Kuhling is the managing director of OEA III Management, LLC, the general partner of Onset and, as such, may be deemed to exercise voting and dispositive power over the shares held by Onset. Mr. Kuhling disclaims beneficial ownership of such shares except as to his proportionate interest therein.
 (7) Includes 70,000 shares issuable upon the exercise of immediately exercisable options. Also includes 9,114,073 shares held by Siemens AG. Mr. Maher is on the board of Siemens ICN, a subsidiary of Siemens AG.
 (8) Includes 40,000 shares issuable upon the exercise of immediately exercisable options. Also includes 3,233,522 shares held by New Enterprise Associates VII, L.P. ("NEA VII") and 672,110 shares held by NEA Partners VII, L.P. ("NEA Partners VII"). Mr. Morris is a general partner of NEA VII and NEA Partners VII. Mr. Morris disclaims beneficial ownership in such shares, except to the extent of his proportionate partnership interest therein.
 (9) Includes 40,000 shares issuable upon the exercise of immediately exercised options held by Mr. Tan and 2,500 shares held by a trust of which Mr. Tan is a co-trustee. Also includes (a) 239,823 shares owned by Walden EDB Partners, L.P., (b) 15,882 shares owned by Walden EDB Partners II, L.P.,
     (c) 240,436 shares owned by Walden Japan Partners, L.P., (d) 727,644 shares owned by Pacven Walden Ventures III, L.P. and (e) 509,349 shares owned by Walden-Nikko Mauritius Co. Mr. Tan is a general partner of each of the above entities, with the exceptions of (1) Pacven Walden Ventures III, L.P., of which he may be affiliated as a director of Pacven Walden Management Co, Ltd., which is a general partner of Pacven Walden Management L.P., which is a general partner of Pacven Walden Ventures III, L.P. and (2) Walden-Nikko Mauritius, of which he is a director. Mr. Tan disclaims beneficial interest in such shares, except to the extent of his pecuniary interest therein, arising as a result of his partnership interests in the above shares.
(10) Includes (a) 3,905,632 shares held by NEA VII, (b) 672,110 shares held by NEA Partners VII and (c) 1,486 shares held by NEA General Partners, L.P.
(11) Includes (a) 5,785,560 shares owned by USVP V, (b) 321,420 shares owned by V Int'l, (c) 179,995 shares owned by 2180V, (d) 141,425 shares owned by EP V, and (e) 187,270 shares owned by USVP VII and (f) 3,901 shares owned by 2180 VII, 1,951 shares owned by EP VII-A and 1,951 shares owned by EP VII-B.
(12) Includes 4,674,975 shares issuable upon exercise of options which are immediately exercisable or exercisable within 60 days of February 28, 2002. See footnotes 1 and 3 through 9 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In addition to the indemnification provisions contained in Accelerated Networks' Amended and Restated Certificate of Incorporation and Bylaws, the Accelerated Networks has entered into separate indemnification agreements with each of Accelerated Networks' directors. These agreements require Accelerated Networks, among other things, to indemnify such director against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of Accelerated Networks (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by Accelerated Networks.

   Accelerated Networks entered into a Separation and Consulting Agreement with Mr. Suresh Nihalani after he resigned from his positions as Chairman, Chief Executive Officer and director in February 2001. Pursuant to the terms of this agreement, Mr. Nihalani remained an employee of Accelerated Networks and provided consulting to the new management through February 2002 for monthly salary payments of $13,590.00. In addition, Accelerated Networks paid Mr. Nihalani a one-time lump sum separation payment of $98,536.00 and accrual vacation of $17,836.89 at the time of his resignation. Upon the execution of this agreement, Accelerated Networks' purchase option lapsed with respect to Mr. Nihalani's shares that were subject to that certain Founder/Employee Shareholder Agreement dated as of March 28, 1997, as amended.

   In February 2001, Mr. Gary J. Sbona was appointed as Accelerated Networks' Chairman of the Board and Chief Executive Officer, and Accelerated Networks entered into a Retainer Agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to this agreement, Regent Pacific agreed to provide Accelerated Networks management services, at a fee of $75,000 per week, including the services of Mr. Sbona, as Chief Executive Officer and Chairman, and other Regent Pacific personnel as part of Accelerated Networks' management team. The agreement had an 18-month term, with the first 12 months being non-cancelable, with an advance retainer of $300,000. In February 2002, subsequent to the expiration of the initial 12 months of the agreement, the weekly management fee was reduced to $25,000 and the agreement was amended to run on a month-to-month basis.

   In connection with Mr. Sbona's service as Accelerated Networks' Chairman and Chief Executive Officer, Accelerated Networks' Board of Directors granted Mr. Sbona an option to purchase 3,880,600 shares of Accelerated Networks common stock at an exercise price of $1.938 per share. The option has a term of five years. All of the shares subject to the option are fully vested.

   All future transactions between Accelerated Networks and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to Accelerated Networks than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

      See index to Consolidated Financial Statements on page F-1.

      (2) Financial Statement Schedules

      The following financial statement schedule of Accelerated Networks is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                             Page
                                                             ----
              Report of Independent Accountants............. F-25
              Schedule II--Valuation and Qualifying Accounts F-26

      (3) Exhibits

      The following exhibits are filed herewith or incorporated by reference.

Exhibit No.                                           Exhibit Title
-----------                                           -------------
   2.1*     Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among
              Registrant, Odin Acquisition Corp. and Occam Networks Inc. (included in Annex A to the
              Registration Statement on Form S-4 (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

   2.2      Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26,
              2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (included in Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) filed on
              December 21, 2001 and incorporated here by reference).

   3.1(1)   Registrant's Amended and Restated Certificate of Incorporation.

   3.2(1)   Registrant's Amended and Restated Bylaws.

   4.1(1)   See Exhibit 3.1 and 3.2 for provisions of the Registrant's Certificate of Incorporation and Bylaws
              defining the rights of holders of the Registrant's common stock. See Exhibit 10.8 for the rights of certain holders of registration rights.

   4.2(1)   Specimen common stock certificate of Registrant.

  10.1(1)   Founder/Employee/Shareholder Agreement between the Registrant and Suresh Nihalani, as amended.

  10.2(1)   Founder/Employee/Shareholder Agreement between the Registrant and Kiran Munj, as amended.

  10.3(1)   Series A Preferred Stock Purchase Agreement dated as of May 30, 1997, among the Registrant and certain investors thereto.

  10.4(1)   Series B Preferred Stock Purchase Agreement dated as of May 15, 1998, among the Registrant and certain investors thereto.

  10.5(1)   Series C Preferred Stock Purchase Agreement dated as of February 24, 1999, among the
              Registrant and Siemens AG.

  10.6(1)   Warrant Purchase Agreement dated as of December 16, 1999, by and between the Registrant and
              Siemens Information and Communication Networks, Inc.

  10.7(1)   Form of Series D Preferred Stock Purchase Agreement.

  10.8(1)   Second Restated Investors' Rights Agreement dated as of February 18, 2000, as amended among the Registrant and certain of its stockholders.

Exhibit No.                                         Exhibit Title
-----------                                         -------------
10.9(1)     1997 Stock Option/Stock Issuance Plan.

10.10(1)    2000 Stock Incentive Plan.

10.11(1)    Employee Stock Purchase Plan.

10.12(1)+   Product Procurement Agreement dated as of April 21, 1999, by and between the Registrant and
              CTC Communications Group, Inc.

10.13(1)+   Product Purchase and Sale Agreement dated as of August 1, 1999, by and between the Registrant and FirstWorld Communications.

10.14(1)+   Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15,
              1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc.,
              as amended.

10.15(1)+   Standard Agreement dated as of June 1, 1999, by and between the Registrant and Power-One, Inc.

10.16(1)+   Value-Added Product Sale Agreement dated as of March 12, 1999, by and between the Registrant and AVNET Electronics Marketing, a Group of Avnet, Inc.

10.17(1)    Agreement for Purchase of Products dated as of January 21, 1999, by and between the Registrant and Siemens Information and Communication Networks, Inc.

10.17.1     Amendment No. 1 to that certain Agreement for Purchase of Products-OEM Agreement, dated as of October 16, 2000, by and between the Registrant and Siemens Information and
              Communication Networks, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's
              Quarterly Report on Form 10-Q filed on November 14, 2000).

10.17.2(1)  Amendment No. 2 to that certain Agreement for Purchase of Products-OEM Agreement, dated as of December 1, 2000, by and between the Registrant and Siemens Information and
              Communication Networks, Inc.

10.18(1)    Service Level Agreement dated as of March 25, 1999, by and between the Registrant and Siemens
              Information and Communication Networks, Inc.

10.19(1)    Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the
              Registrant and Tyler Pacific III, L.L.C.

10.20(1)    Memorandum of Understanding dated as of January 13, 1999 by and between Mr. Viren T.
              Ranjan and Accelerated Networks (India) Private Limited.

10.21(1)    Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of May 28, 1998, by and between the Registrant and Robert B. Reingold, Trustee for Reingold Trust #21328.

10.22(1)+   Licensing Agreement dated as of July 15, 1998, as amended, by and between the Registrant and
              Ditech Communications Corporation.

10.23(1)+   OEM Orbix Development and Runtime Agreement dated December 17, 1999, by and between the
              Registrant and IONA.

10.24(1)+   Letter Agreement regarding licenses dated as December 30, 1999 by and between the Registrant and WindRiver Systems, Inc.

10.25(1)    Form of Director Indemnification Agreement.

10.26(1)    Revolving Credit Loan and Security Agreement (Accounts and Equipment Loans) dated as of
              June 1, 1999, by and between the Registrant and Comerica Bank--California.

10.27(1)    Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the
              Registrant and Phoenix Leasing Incorporated.

10.28(1)+   Product Purchase and Sale Agreement dated as of February 23, 2000, by and between the
              Registrant and UniDial Communications, Inc.

Exhibit No.                                          Exhibit Title
-----------                                          -------------
 10.29(1)+  Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC.

 10.30(1)   Memorandum of Understanding dated as of May 10, 2000, by and between Registrant and
              US WEST Internet Ventures, Inc.

 10.31(1)   Common Stock Subscription Agreement dated as of May 15, 2000, by and between the Registrant and US WEST Internet Ventures, Inc.

 10.32(1)   Agreement for Purchase of Products dated as of May 15, 2000, by and between the Registrant and
              Siemens AG.

 10.33+     Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc. (Incorporated by reference to
              Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).

 10.34      Guaranty and Loan Purchase Agreement dated as of December 6, 2000, by and between the
              Registrant and Siemens Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on May 8, 2001).

 10.35      Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent
              Pacific Management Corporation. (Incorporated by reference to Exhibit 10.35 to the
              Registrant's Annual Report on Form 10-K filed on May 8, 2001).

 10.36      Employment Agreement dated as of February 12, 2001 by and between the Registrant and
              Gary Sbona (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on
              Form 10-K filed on May 8, 2001).

 10.37      Separation and Consulting Agreement and General Release dated March 16, 2001 by and between the Company and Suresh Nihalani. (Incorporated by reference to the Registrant's Annual
              Report on Form 10-K filed on May 8, 2001).

 10.38      Form of Voting Agreement dated as of November 9, 2001 between Occam and certain
              (Registration No. 333-75816) stockholders of Registrant (included in Annex B to the
              Registration Statement on Form S-4 (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

 10.39      Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (included in Annex C to the Registration Statement on
              Form S-4 (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

 10.40      Form of Lock-Up Agreement dated as of November 9, 2001 between Occam and certain stockholders of Registrant (included in Annex D to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

 10.41      Form of Lock-Up Agreement dated as of November 9, 2001 between Registrant and certain shareholders of Occam (included in Annex E to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

 10.42      Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam
              (included in Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816)
              filed on December 21, 2001 and incorporated here by reference).

 10.43      Form of Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (included in Annex K1 to the Amendment No. 2 to the Registration Statement on
              Form S-4, as amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

Exhibit No.                                         Exhibit Title
-----------                                         -------------

   10.44    Form of Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII,
              L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP
              Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur
              Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant
              (included in Annex K2 to the Amendment No. 2 to the Registration Statement on Form S-4, as
              amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

   10.45    Form of Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates
              Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P.,
              NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur
              Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant
              (included in Annex K3 to the Amendment No. 2 to the Registration Statement on Form S-4, as
              amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

   23.1     Consent of PricewaterhouseCoopers LLP, independent accountants.

--------
 * Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
 + Confidential treatment has been requested and received for certain portions of this exhibit.
(1) Incorporated herein by reference to the similarly numbered exhibit on the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).

   (b) Reports on Form 8-K

      On November 15, 2001, Accelerated Networks filed a Current Report on Form 8-K announcing, under "Item 5. Other Events", that Accelerated Networks had entered into a definitive Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), by and among Accelerated Networks, Odin Acquisition Corp, a California corporation and wholly-owned subsidiary of the Company ("Merger Sub"), and Occam Networks Inc., a California corporation ("Occam"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Occam, with Occam surviving as a wholly owned subsidiary of Accelerated Networks. The Merger Agreement was attached as an exhibit to this Form 8-K.

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

                                         ACCELERATED NETWORKS, INC.

Date: March 29, 2002                     By:         /s/  GARY J. SBONA
                                             ----------------------------------
                                                       Gary J. Sbona
                                                Chief Executive Officer and
                                                          Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----

    /s/  GARY J. SBONA      Chief Executive Officer and Director March 29, 2002
---------------------------   (Principal Executive Officer)
       Gary J. Sbona

 /s/  H. MICHAEL HOGAN III  Vice President, Finance and          March 29, 2002
---------------------------   Administration and Chief Financial
   H. Michael Hogan III       Officer (Principal Financial and
                              Accounting Officer)

   /s/  STEVEN M. KRAUSZ    Director                             March 29, 2002
---------------------------
     Steven M. Krausz

/s/  ROBERT F. KUHLING, JR. Director                             March 29, 2002
---------------------------
  Robert F. Kuhling, Jr.

   /s/  PETER T. MORRIS     Director                             March 29, 2002
---------------------------
      Peter T. Morris

   /s/  ANTHONY T. MAHER    Director                             March 29, 2002
---------------------------
     Anthony T. Maher

      /s/  LIP-BU TAN       Director                             March 29, 2002
---------------------------
        Lip-Bu Tan

              ACCELERATED NETWORKS' INDEX TO FINANCIAL STATEMENTS

   Accelerated Networks, Inc.:
      Report of PricewaterhouseCoopers LLP, Independent Accountants..... F-2
      Consolidated Balance Sheets....................................... F-3
      Consolidated Statements of Operations............................. F-4
      Consolidated Statements of Stockholders' Equity (Deficit)......... F-5
      Consolidated Statements of Cash Flows............................. F-6
      Notes to Consolidated Financial Statements........................ F-7
      Report of PricewaterhouseCoopers LLP, Independent Accountants..... F-25
      Schedule II--Valuation and Qualifying Accounts.................... F-26


         Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Accelerated Networks, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Accelerated Networks, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Century City, California
February 14, 2002

                          ACCELERATED NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                          December 31,
                                                                                      -------------------
                                                                                        2000      2001
                                                                                      --------  ---------
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................... $ 62,194  $  29,619
   Short-term investments............................................................    7,913         --
   Accounts receivable, net of allowance for doubtful accounts of $760 and $265 at
     December 31, 2000 and 2001, respectively........................................    5,490        612
   Amounts due from related party....................................................   11,147         --
   Inventories.......................................................................    5,266      3,965
   Prepaid and other current assets..................................................    1,570      1,320
                                                                                      --------  ---------
       Total current assets..........................................................   93,580     35,516
Property and equipment, net..........................................................   10,164      6,920
Other assets.........................................................................      199        169
                                                                                      --------  ---------
       Total assets.................................................................. $103,943  $  42,605
                                                                                      ========  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses............................................. $ 13,216  $   5,507
   Accrued payroll...................................................................    1,708      1,262
   Debt obligations, current.........................................................       97        111
   Deferred revenue..................................................................    3,370        837
                                                                                      --------  ---------
       Total current liabilities.....................................................   18,391      7,717
Debt obligations, net of current portion.............................................      168         57
                                                                                      --------  ---------
       Total liabilities.............................................................   18,559      7,774
                                                                                      --------  ---------

Commitments and contingencies (Note 9)

Redeemable convertible preferred stock, $.001 par value; 31,946 shares authorized and
  none outstanding...................................................................       --         --
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000 shares authorized and none outstanding....       --         --
   Common stock, $.001 par value; authorized--200,000 shares; issued and outstanding--50,387 and 50,643 shares at December 31, 2000 and 2001,
     respectively....................................................................       50         51
   Additional paid-in capital........................................................  180,913    175,688
   Cumulative foreign currency translation adjustment................................      (79)      (124)
   Deferred stock compensation.......................................................   (4,391)      (718)
   Accumulated deficit...............................................................  (91,109)  (140,066)
                                                                                      --------  ---------
       Total stockholders' equity....................................................   85,384     34,831
                                                                                      --------  ---------
       Total liabilities and stockholders' equity (deficit).......................... $103,943  $  42,605
                                                                                      ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACCELERATED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                             Fiscal Years Ended December 31,
                                                                             ------------------------------
                                                                               1999        2000      2001
                                                                             --------    --------  --------
Net revenue (includes related party revenue of $1,332, $12,849 and $2,477 in
   1999, 2000 and 2001, respectively)....................................... $  8,466    $ 34,228  $  3,168
Cost of revenue.............................................................    6,412      33,552     9,688
                                                                             --------    --------  --------
Gross profit (loss).........................................................    2,054         676    (6,520)
                                                                             --------    --------  --------

Operating expenses:
   Research and product development.........................................   12,934      23,606    21,324
   Sales and marketing......................................................    8,998      23,084     6,925
   General and administrative...............................................    2,379       6,522     9,019
   Restructuring charges....................................................       --          --     6,751
   Other charges............................................................       --          --       501
                                                                             --------    --------  --------
       Total operating expenses.............................................   24,311      53,212    44,520
                                                                             --------    --------  --------
Loss from operations........................................................  (22,257)    (52,536)  (51,040)
                                                                             --------    --------  --------
Other income (expense):
   Interest income..........................................................    1,131       3,924     2,115
   Interest expense.........................................................     (100)       (154)      (31)
                                                                             --------    --------  --------
                                                                                1,031       3,770     2,084
                                                                             --------    --------  --------
Loss before provision for income taxes......................................  (21,226)    (48,766)  (48,956)
Provision for income taxes..................................................        1           1         1
                                                                             --------    --------  --------
Net loss....................................................................  (21,227)    (48,767)  (48,957)
Beneficial conversion feature...............................................       --      (9,882)       --
                                                                             --------    --------  --------
Net loss applicable to common stockholders.................................. $(21,227)   $(58,649) $(48,957)
                                                                             ========    ========  ========
Basic and diluted net loss per share applicable to common stockholders...... $  (3.29)   $  (2.02) $  (0.98)
                                                                             ========    ========  ========
Weighted-average shares outstanding used to compute basic and diluted net
   loss per share applicable to common stockholders.........................    6,447      29,106    50,203
                                                                             ========    ========  ========

Amortization of stock-based compensation included in:
   Cost of revenues......................................................... $    100    $    216  $    (75)
   Research and product development.........................................      873       2,270      (559)
   Sales and marketing......................................................    1,498       2,190    (1,553)
   General and administrative...............................................      632       1,564       566
                                                                             --------    --------  --------
                                                                             $  3,103    $  6,240  $ (1,621)
                                                                             ========    ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACCELERATED NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                                 Cumulative
                                                                                                   Foreign       Total
                                               Common Stock  Additional   Deferred                Currency   Stockholders'
                                              --------------  Paid-in      Stock     Accumulated Translation    Equity
                                              Shares  Amount  Capital   Compensation   Deficit   Adjustment    (Deficit)
                                              ------  ------ ---------- ------------ ----------- ----------- -------------
Balance at December 31, 1998.................  9,172   $ 9    $    984    $   (765)   $ (11,233)    $  --      $(11,005)
Exercise of stock option.....................  1,052     1         408          --           --        --           409
Repurchase of unvested common stock..........    (58)   --          (6)         --           --        --            (6)
Issuance of warrants.........................     --    --         161          --           --        --           161
Deferred stock compensation..................     --    --      12,503     (12,503)          --        --            --
Amortization of deferred stock compensation..     --    --          --       3,103           --        --         3,103
Net loss.....................................     --    --          --          --      (21,227)       --       (21,227)
                                              ------   ---    --------    --------    ---------     -----      --------
Balance at December 31, 1999................. 10,166    10      14,050     (10,165)     (32,460)       --       (28,565)
Issuance of common stock in connection with
 initial public offering, net................  4,800     5      65,307          --           --        --        65,312
Conversion of redeemable convertible
 preferred stock............................. 35,106    35      88,247          --           --        --        88,282
Issuance of warrants to US West..............     --    --       1,385          --           --        --         1,385
Issuance of shares pursuant to employee stock
 option exercises and employee stock
 purchase plan...............................    630    --       1,846          --           --        --         1,846
Repurchase of unvested common stock..........   (315)   --        (270)         --           --        --          (270)
Beneficial conversion feature on Series D....     --    --       9,882          --       (9,882)       --            --
Deferred stock compensation..................     --    --       5,995      (5,995)          --        --            --
Cancellation of unvested stock options.......     --    --      (5,529)      5,529           --        --
Amortization of deferred stock compensation..     --    --          --       6,240           --        --         6,240
Foreign currency translation adjustment......     --    --          --          --           --       (79)          (79)
Net loss.....................................     --    --          --          --      (48,767)       --       (48,767)
                                              ------   ---    --------    --------    ---------     -----      --------
Balance at December 31, 2000................. 50,387    50     180,913      (4,391)     (91,109)      (79)       85,384
Issuance of shares pursuant to employee stock
 option exercises and employee stock
 purchase plan...............................    365     1          76          --           --        --            77
Repurchase of unvested common stock..........   (109)   --          (7)         --           --        --            (7)
Net amortization (reversal) of deferred stock
 compensation related to stock options.......     --    --          --      (1,621)          --        --        (1,621)
Cancellation of unvested stock options.......     --            (5,294)      5,294           --        --            --
Foreign currency translation adjustment......     --    --          --          --           --       (45)          (45)
Net loss.....................................     --    --          --          --      (48,957)       --       (48,957)
                                              ------   ---    --------    --------    ---------     -----      --------
Balance at December 31, 2001................. 50,643   $51    $175,688    $   (718)   $(140,066)    $(124)     $ 34,831
                                              ======   ===    ========    ========    =========     =====      ========


  The accompanying notes are an integral part of these financial statements.

                          ACCELERATED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                           Fiscal Years Ended December 31,
                                                                                           ------------------------------
                                                                                             1999        2000      2001
                                                                                           --------    --------  --------
Operating activities:
    Net loss.............................................................................. $(21,227)   $(48,767) $(48,957)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................    1,028       2,817     4,088
    Provisions for bad debts..............................................................      110         650      (495)
    Loss on disposition of property and equipment.........................................       --          --     1,235
    Issuance of warrant in connection with purchase order.................................      161          --        --
    Issuance of warrant to US West........................................................       --       1,385        --
    Issuance of options for services......................................................       17          --        --
    Amortization of deferred stock compensation...........................................    3,103       6,240    (1,621)
Changes in current assets and liabilities:
    Accounts receivable...................................................................   (4,491)    (12,906)   16,520
    Inventories...........................................................................   (3,811)     (1,455)    1,301
    Prepaid and other assets..............................................................       63      (1,330)      280
    Accounts payable and accrued expenses.................................................    1,674       9,649    (7,709)
    Accrued payroll.......................................................................      700         952      (446)
    Deferred revenue......................................................................      219       3,151    (2,533)
    Foreign currency translation adjustment...............................................       --         (79)      (45)
                                                                                           --------    --------  --------
Net cash used in operating activities.....................................................  (22,454)    (39,693)  (38,382)
                                                                                           --------    --------  --------

Investing activities:
    Purchase of available-for-sale securities.............................................   (2,000)     (7,913)       --
    Maturity of available-for-sale securities.............................................    7,954          --     7,913
    Purchase of property and equipment....................................................   (4,535)     (8,141)   (2,354)
    Proceeds from disposition of property and equipment...................................       --          --       276
                                                                                           --------    --------  --------
    Net cash provided by (used in) investing activities...................................    1,419     (16,054)    5,835
                                                                                           --------    --------  --------

Financing activities:
    Proceeds from issuance of common stock................................................       --      67,200        --
    Repurchase of common stock............................................................       (5)       (270)       (7)
    Proceeds from issuance of redeemable convertible preferred stock......................   30,000      38,425        --
    Offering costs, exclusive of underwriters' discount...................................      (61)     (1,888)       --
    Proceeds from exercise of stock options and issuance of shares under stock purchase
     plan.................................................................................      391       1,846        76
    Payments under debt obligations.......................................................      (57)        (79)      (97)
    Proceeds from credit facilities.......................................................    2,828          --        --
    Repayments on credit facilities.......................................................     (361)     (2,500)       --
                                                                                           --------    --------  --------
    Net cash provided by (used in) financing activities...................................   32,735     102,734       (28)
                                                                                           --------    --------  --------
    Net increase (decrease) in cash and cash equivalents..................................   11,700      46,987   (32,575)
    Cash and cash equivalents at beginning of year........................................    3,507      15,207    62,194
                                                                                           --------    --------  --------
    Cash and cash equivalents at end of year.............................................. $ 15,207    $ 62,194  $ 29,619
                                                                                           ========    ========  ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest.............................................................................. $    100    $    178  $     29
                                                                                           ========    ========  ========
    Income taxes.......................................................................... $      1    $      1  $      1
                                                                                           ========    ========  ========

Supplemental disclosure of noncash transactions:
    Purchase of equipment under capital leases............................................ $     19    $     --  $     --
                                                                                           ========    ========  ========
    Return of equipment under capital leases.............................................. $     14    $     --  $     --
                                                                                           ========    ========  ========

  The accompanying notes are an integral part of these financial statements.

                          ACCELERATED NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Basis of Presentation

   Accelerated Networks was incorporated in October 1996 as a California corporation. In January and May of 1999, Accelerated Networks established two wholly-owned subsidiaries, Accelerated Networks (India) Private Limited, in Bangalore, India, and Accelerated Networks International Limited, in Mauritius. In March 2000, Accelerated Networks reincorporated in the state of Delaware. The effect of this reincorporation on the financial statements has been reflected for all periods presented. All significant intercompany accounts and transactions are eliminated in consolidation. Effective January 1, 1999, Accelerated Networks began to operate under a thirteen-week calendar quarter. For financial statement purposes, however, the reporting periods are referred to as ended on the last day of the related reporting period. Prior to 1999, Accelerated Networks operated under a calendar quarter. For the year ended dated December 31, 1999, there was no difference between Accelerated Networks' reporting year-end and the calendar year end.

   Accelerated Networks develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. Accelerated Networks' target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for Accelerated Networks' products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of knowledge workers. During 2001, the market for telecommunications equipment was characterized by a drastic reduction in the spending patterns by Accelerated Networks' current and prospective customers, which led to an overall decrease in demand for Accelerated Networks' products and caused significant shortfalls in Accelerated Networks' revenues.

   Through December 31, 1998, Accelerated Networks was considered to be in the development stage and was principally engaged in research and development, raising capital and building its management team. During 1999, Accelerated Networks ceased to be in the development stage.

   The accompanying consolidated financial statements have been prepared on the basis that Accelerated Networks will continue as a going concern. Accelerated Networks has incurred significant operating losses and negative operating cash flows since its inception. Accelerated Networks has funded operations primarily through the sale of equity securities and debt borrowings. At December 31, 2001, Accelerated Networks had positive working capital of approximately $27.8 million. As discussed in Note 13, Accelerated Networks entered into a definitive merger agreement with Occam Networks Inc. which is expected to close in the second quarter of 2002. Without consideration of any effects that the proposed merger may have on liquidity and capital resources, management believes that the remaining net proceeds from the issuance of equity securities, borrowings from existing credit facilities and anticipated revenue from operations will be adequate to support Accelerated Networks' operations through December 31, 2002. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that Accelerated Networks does not meet its current operating plan as expected, and it is unable to raise additional financing, Accelerated Networks may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives.

Note 2.  Summary of Significant Accounting Policies

   Use of Estimates--In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          ACCELERATED NETWORKS, INC.

   Derivatives--Accelerated Networks adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires Accelerated Networks to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income
(loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the financial statements of Accelerated Networks.

   Cash and Cash Equivalents--Accelerated Networks considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

   Short-Term Investments--Accelerated Networks determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. To date, all short-term investments have been classified as held-to-maturity. At December 31, 2000, Accelerated Networks' short-term investments consisted of high-grade (at purchase date) corporate bonds and government securities, which had maturities of less than one year. The aggregate fair value of Accelerated Networks' short-term investments approximated their amortized cost basis. At December 31, 2000, unrealized gains and losses, computed using the specific-identification method, were not significant.

   Foreign Currency Translation--Translation of foreign currencies are accounted for using the US Dollar as the functional currency of Accelerated Networks' foreign subsidiaries, however books of record are maintained in the local currencies. Foreign currency translations occur during remeasurement of the books of record into the functional currency. The lower of cost or market value is applied to remeasure inventory not recorded in the functional currency. All other assets and liabilities are remeasured using the historical exchange rates, while revenue and expenses are translated using the average rates in effect for the period translated. The resulting gains and losses are included as a separate component of stockholders' equity (deficit). Accelerated Networks recorded a loss on foreign currency translation of $79,000 and $45,000 for the years ended December 31, 2000 and 2001, respectively. There were no such gains or losses for the year ended December 31, 1999.

   Inventories--Inventories are stated at lower of cost (first in, first out) or market.

   Fair Value of Financial Instruments--Accelerated Networks' financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and amounts due under capital leases and credit facilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

   Property and Equipment--Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets of, generally, two to five years. Leasehold improvements and equipment under capital leases are depreciated over the shorter of the estimated useful life or the life of the lease. Management evaluates useful lives regularly in order to determine recoverability in light of current technological conditions. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Consolidated Statement of Operations.

   Long-Lived Assets--Accelerated Networks reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to

                          ACCELERATED NETWORKS, INC.

their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

   Revenue Recognition--Revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectibility is reasonably assured. When contracts contain multiple elements wherein objective evidence exists for the value of undelivered elements, Accelerated Networks accounts for the undelivered elements in accordance with the "Residual Method." Accelerated Networks offers extended or additional post-contract support ("PCS") services to certain large customers consisting of software updates and technical support for products sold. PCS is deferred and recognized ratably over the expected term of the respective agreement, generally 12 to 15 months.

   Accelerated Networks sells its products to end users through its direct sales force, as well as through distributors. Accelerated Networks' arrangements with distributors may contain provisions for price protection and stock rotation allowances. Accelerated Networks recognizes revenue on sales to distributors when a right of return exists in accordance with the provisions set forth in Statement of Financial Accounting Standard ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." In accordance with SFAS No. 48, Accelerated Networks recognizes revenue upon shipment to distributors provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor's obligation to pay Accelerated Networks is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by Accelerated Networks; (e) Accelerated Networks has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

   Stock Compensation--Accelerated Networks accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of Accelerated Networks' common stock and the grant price. Accelerated Networks accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18.

   Advertising--Advertising costs are expensed as incurred and amounted to $132,000, $220,000 and $12,000 for the years ended December 31, 1999, 2000 and
2001.

   Product Warranty Costs--Accelerated Networks generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 2000 and 2001, accrued product warranty costs amounted to approximately $492,000 and $96,000, respectively, and are included in accounts payable and accrued expenses.

   Software Development Costs--Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, software costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, if greater. Accelerated Networks defines technological feasibility as the establishment of a working model, which typically occurs upon completion of a beta version. To date, the period between achieving technological feasibility, and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant.

                          ACCELERATED NETWORKS, INC.

   Research and Product Development--Costs incurred in the research and development of products are expensed as incurred.

   Income Taxes--Accelerated Networks utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

   Net Loss Per Common Share--Accelerated Networks computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to Common Stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share gives effect to Common Stock equivalents; however, potential Common Shares are excluded if their effect is antidilutive. Potential Common Shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

   Comprehensive Income--Accelerated Networks has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive loss. During the years ended December 31, 2000 and 2001 there were no differences between Accelerated Networks' net loss and its total comprehensive loss, except for foreign currency translation losses of $79,000 and $45,000, respectively. During the year ended December 31, 1999, there were no differences between Accelerated Networks' net loss and total comprehensive loss.

   Segments--In 1998, Accelerated Networks adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Accelerated Networks determined that it has operated within one discrete reportable business segment since inception.

   Recent Accounting Pronouncements--In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accelerated Networks will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accelerated Networks believes the adoption of SFAS No. 141 and 142 will not have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal

                          ACCELERATED NETWORKS, INC.

transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Accelerated Networks is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

Note 3.  Inventories

   Inventories consist of the following (in thousands):

                                                     December 31,
                                                     -------------
                                                      2000   2001
                                                     ------ ------
             Raw materials.......................... $1,651 $1,636
             Work-in-process........................    925     --
             Finished goods.........................  2,690  2,329
                                                     ------ ------
                                                     $5,266 $3,965
                                                     ====== ======

Note 4.  Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                                                 December 31,
                                                                               ----------------
                                                                                2000     2001
                                                                               -------  -------
Computer equipment and software, including assets under capital leases of $127 at December 31, 2000 and 2001............................................... $ 3,525  $ 3,595

Machinery and equipment, including assets under capital leases of $19 at
  December 31, 2000 and 2001..................................................   9,237    9,719
Furniture and fixtures........................................................     806      857
Leasehold improvements........................................................     769      706
                                                                               -------  -------
                                                                                14,337   14,877
Less: Accumulated depreciation and amortization, including amounts related to assets under capital leases of $62 and $102 at December 31, 2000 and 2001, respectively................................................................  (4,173)  (7,957)
                                                                               -------  -------
Total......................................................................... $10,164  $ 6,920
                                                                               =======  =======

                          ACCELERATED NETWORKS, INC.

Note 5.  Income Taxes

   The primary components of temporary differences which gave rise to deferred taxes at December 31 are:

                                                          December 31,
                                                       ------------------
                                                         2000      2001
                                                       --------  --------
                                                         (in thousands)
     Deferred tax assets:
        Net operating loss carryforwards.............. $ 25,243  $ 42,291
        Accrued compensation and related expenses.....    4,039     2,860
        Allowances and reserves.......................    2,605     5,043
        Depreciation and amortization.................      150       354
        Deferred revenue..............................    1,628       367
        Other.........................................      250         2
                                                       --------  --------
     Gross deferred tax assets........................   33,915    50,917
     Less: Valuation allowance........................  (31,787)  (48,640)
                                                       --------  --------
     Net deferred tax assets..........................    2,128     2,277
                                                       --------  --------
     Deferred tax liabilities:
        State taxes...................................   (2,128)   (2,277)
                                                       --------  --------
        Gross deferred tax liabilities................   (2,128)   (2,277)
                                                       --------  --------
        Net........................................... $     --  $     --
                                                       ========  ========

   The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                      Fiscal Year Ended
                                                      ---------------
                                                      1999  2000  2001
                                                      ----  ----  ----
         Federal tax benefit at statutory rate....... (34)% (35)% (35)%
         State taxes, net of federal benefit.........  (6)   (6)   (6)
         Permanent differences.......................  --     5    (1)
         Adjustment due to increase in valuation
           allowance.................................  41    36    35
         Other.......................................  (1)   --     7
                                                      ---   ---   ---
                                                      -- %  -- %  -- %
                                                      ===   ===   ===

   As a result of Accelerated Networks' loss history, management believes a valuation allowance for the entire net deferred tax assets, after considering deferred tax liabilities, is required. The change in the valuation allowance was an increase of approximately $18,658,000 and $16,853,000 in 2000 and 2001, respectively. As of December 31, 2001, Accelerated Networks had federal and state net operating loss carryforwards of approximately $107,205,000 and $53,950,000 for which expiration begins in 2012 and 2005, respectively. Due to changes in ownership, Accelerated Networks may be limited in the annual utilization of its net operating loss carryforwards.

Note 6.  Debt Obligations

   In May 1999, Accelerated Networks executed a Senior Loan and Security Agreement (the "Agreement") with a lender under which Accelerated Networks can refinance up to $1,500,000 of qualified equipment

                          ACCELERATED NETWORKS, INC.

purchases through the end of May 2000. During August 1999, Accelerated Networks utilized the Agreement to execute one individual note with the lender for approximately $328,000. The note bears interest at approximately 15% per annum, matures in February 2003 if not renewed, is collateralized by the purchased equipment and is payable in 41 monthly installments of principal and interest. At the maturity date of the note, Accelerated Networks has the option to either extend the note for an additional 12 months or make one final lump sum payment. At December 31, 2001, the outstanding principal was approximately $161,000, of which approximately $104,000 was current.

   In November 2000, Accelerated Networks executed an automobile lease with a financing company for approximately $19,200. The note bears interest at 0.24% per annum, matures in December 2002 and is payable in 24 monthly installments of principal and interest. At December 31, 2001, the outstanding principal was approximately $7,000, all of which was current.

Note 7. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

   Financial instruments which subject Accelerated Networks to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Accelerated Networks maintains its cash and cash equivalents with major financial institutions; at times, such balances with any one financial institution may exceed FDIC insurance limits. Accelerated Networks' accounts receivable are derived from revenue earned from customers located primarily in the United States. Accelerated Networks extends differing levels of credit to customers and generally does not require collateral. Accelerated Networks maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. To date, such losses have been within management's expectations.

   Accelerated Networks currently relies on a limited number of suppliers to manufacture its products. Accelerated Networks does not have a long-term contract with any of these suppliers. Accelerated Networks also does not have internal manufacturing capabilities. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could take more than six months and reduce the supply of products available to customers and result in a possible loss of sales, which would affect operating results adversely.

   Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

                                                   December 31, 1999
                                         ------------------------------------
                                                  % of                 % of
                                           Net     Net    Accounts   Accounts
                                         Revenue Revenue Receivable Receivable
                                         ------- ------- ---------- ----------
 Customer A............................. $ 4,565   54%    $ 2,923       67%
 Customer B.............................   1,722   20%         --       --
 Customer C.............................   1,332   16%      1,104       25%
 Customer D.............................      --   --          --       --

                                                   December 31, 2000
                                         ------------------------------------
                                                  % of                 % of
                                           Net     Net    Accounts   Accounts
                                         Revenue Revenue Receivable Receivable
                                         ------- ------- ---------- ----------
 Customer A............................. $ 8,803   26%    $ 3,113       19%
 Customer B.............................   1,131    3%         --       --
 Customer C.............................  12,849   38%     11,147       67%
 Customer D.............................   8,872   26%      1,915       12%

                          ACCELERATED NETWORKS, INC.

                                                   December 31, 2001
                                         -------------------------------------
                                                  % of                 % of
                                           Net     Net    Accounts   Accounts
                                         Revenue Revenue Receivable Receivable
                                         ------- ------- ---------- ----------
 Customer A............................. $   41     1%      $ --        --
 Customer B.............................     --    --         --        --
 Customer C.............................  2,477    78%        --        --
 Customer D.............................     89     3%        --        --

   For the year ended December 31, 2001, sales to Accelerated Networks' largest customer accounted for approximately 78% of total revenue. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, Accelerated Networks has not granted inventory return rights and only limited stock rotation rights to certain types of customers, the revenue for which was fully deferred as of December 31, 2000 and 2001.

   Accelerated Networks operates in one industry segment providing multiservice broadband access products. Accelerated Networks' business operations are principally based in the United States. Net revenue and long-lived assets by geographical location were as follows (in thousands):

                                            For The Year Ended December 31, 1999
                                            ------------------------------------
                                            United States      India    Total
                                            -------------      -----   -------
    Net revenue............................    $ 8,466        $ --    $ 8,466
    Long-lived assets......................      4,378         462      4,840

                                            For The Year Ended December 31, 2000
                                            ------------------------------------
                                            United States      India    Total
                                            -------------      -----   -------
    Net revenue............................    $34,228        $ --    $34,228
    Long-lived assets......................      9,898         266     10,164

                                            For The Year Ended December 31, 2001
                                            ------------------------------------
                                            United States      India    Total
                                            -------------      -----   -------
    Net revenue............................    $ 3,168        $ --    $ 3,168
    Long-lived assets......................      6,786         134      6,920

Note 8.  Related Party Transactions

Transactions with a Significant Stockholder

   For the year ended December 31, 1999, 2000 and 2001, Accelerated Networks generated revenues of approximately $1,332,000, $12,849,000, and $2,477,000, respectively, from a significant stockholder (the "Stockholder") of Accelerated Networks. At December 31, 2000 amounts due from the Stockholder totaled $11,147,000. There were no amounts due from the Stockholder as of December 31, 2001.

   In December 1999, Accelerated Networks entered into a Warrant Issuance Agreement (the "Agreement") with the Stockholder whereby Accelerated Networks agreed to issue warrants to purchase common stock of Accelerated Networks if the Stockholder submitted a minimum quarterly purchase order to, or took quarterly shipments of a minimum amount of product from, Accelerated Networks. If the specified thresholds were met, Accelerated Networks agreed to issue a warrant to the Stockholder for each fiscal quarter end through December

                          ACCELERATED NETWORKS, INC.

2000. The maximum number of shares that could be issued under the Agreement was 150,000. During the quarter ended December 31, 1999, Accelerated Networks received a $4,000,000 purchase order from the Stockholder. Pursuant to the Agreement, Accelerated Networks issued a noncancellable, fully vested warrant to purchase 29,000 shares of common stock at $7.00 per share. The fair value of the warrant was determined to be $161,000 as of the date of grant using the Black-Scholes pricing model and assuming a risk-free interest rate of approximately 6.0%, an expected life of 2 years, a 0% dividend yield and forfeiture rate and a volatility rate of 80%. Accordingly, Accelerated Networks recognized $161,000 as an additional sales discount and offset to net revenues on the Consolidated Statement of Operations for the year ended December 31, 1999. During fiscal 2000, none of the specified thresholds under the Agreement were met; accordingly, no additional warrants were issued for the year ended December 31, 2000.

   In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, Accelerated Networks agreed to guarantee a portion of the financing provided by the Stockholder to one of its customers, an end-user of Accelerated Networks' products (the "End User"). Under the terms of the recourse guarantee, Accelerated Networks guaranteed 10% of the aggregate amount of Accelerated Networks' products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. Accelerated Networks deferred 10% of all product revenue related to these shipments. Through December 31, 2001, Accelerated Networks had shipped approximately $12,584,000 under this arrangement, of which approximately $1,258,000 was deferred. In April 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, Accelerated Networks was notified that an event of default between the Stockholder and the End User had occurred, and, accordingly the Stockholder made an informal demand for payment of $981,000 related to the recourse guarantee, representing 10% of total shipments to the End User by the Stockholder that remained unpaid as of that date. As a result of this informal demand, Accelerated Networks recorded adjustments as follows:
1) reduced deferred revenues by approximately $1,258,000, representing the total amount deferred under this arrangement; 2) increased accrued expenses by approximately $981,000, representing the demand for payment; and 3) recognized revenue of approximately $277,000, representing the difference between total revenue deferred under the arrangement and the amount actually claimed by the Stockholder. Subsequent to December 31, 2001, Accelerated Networks and the Stockholder agreed to a settle this claim for $570,000, which was paid in full in February 2002.

Appointment of Chief Executive Officer and Regent Pacific Management Corporation

   In February 2001, Mr. Gary J. Sbona was appointed as Accelerated Networks' Chairman of the Board and Chief Executive Officer. In connection with this appointment, Mr. Sbona became an employee of Accelerated Networks at an annual salary of $60,000. Accelerated Networks entered into a Retainer Agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to this agreement, Regent Pacific agreed to provide Accelerated Networks management services at a fee of $75,000 per week, including the services of Regent Pacific personnel as part of Accelerated Networks' management team. The agreement had an 18-month term, with the first 12 months being noncancellable, with an advance retainer of $300,000. During the year ended December 31, 2001, Accelerated Networks paid management fees of approximately $3,930,000 to Regent Pacific, as well as salary of approximately $46,000 to Mr. Sbona. In February 2002, subsequent to the expiration of the initial 12 months of the agreement, the weekly management fee was reduced to $25,000 and the agreement was amended to run on a month-to-month basis.

   In March 2001, the Board of Directors granted Mr. Sbona an option to purchase 3,880,600 shares of common stock at an exercise price of $1.938 per share. The option has a term of five years, and 323,383 of the shares subject to the option were immediately vested upon grant with the remaining shares vesting over eleven equal monthly installments. As of December 31, 2001, 2,991,264 of these shares subject to the option were vested.

                          ACCELERATED NETWORKS, INC.

Note 9.  Commitments and Contingencies

Leases

   Accelerated Networks leases its facilities and certain assets under noncancellable leases through 2003, excluding various renewal options. The following are the minimum lease payments, net of sublease receipts, under these leases (in thousands):

Year Ending December 31,                          Capital Leases Operating Leases
------------------------                          -------------- ----------------
2002.............................................     $ 127            $424
2003.............................................        59              70
                                                      -----            ----
Minimum lease payments...........................       186            $494
                                                                       ====
Less: Amount representing interest...............       (18)
                                                      -----
Present value of minimum lease payments..........       168
Less: Current portion............................      (111)
                                                      -----
Long-term portion................................     $  57
                                                      =====

   Total rental expense pertaining to operating leases for the years ended December 31, 1999, 2000 and 2001 was approximately $412,000, $869,000 and
$1,001,000, respectively.

Purchase Commitments

   At December 31, 2001, Accelerated Networks had approximately $3,500,000 in purchase commitments to its principal contract manufacturers, of which approximately $1,418,000 is included in accounts payable and accrued expenses.

   On December 3, 2001, one of these contract manufacturers filed a lawsuit against Accelerated Networks (see Note 9--Supplier Litigation).

   Pursuant to the terms of Accelerated Networks' employee retention program, all employees in good standing were eligible to receive a retention payment on or before December 31, 2001, as defined by the program. In the event of a workforce reduction, in addition to the retention payment, employees are also entitled to a separation payment based on length of service, as defined. In 2001, Accelerated Networks recognized total charges of approximately $5,144,000 pursuant to the retention and separation programs, of which approximately $982,000 is included in accounts payable and accrued expenses at December 31, 2001.

Royalties

   Accelerated Networks licenses certain technology for incorporation into its products. Under the terms of these agreements, upon the commencement of production, royalty payments will be made based on per-unit sales of certain of Accelerated Networks' products. Royalty expenses incurred for the years ended December 31, 1999, 2000 and 2001 were $88,000, $359,000 and $26,000, respectively.

Legal Proceedings

  Securities Litigation

   Following Accelerated Networks' April 17, 2001 announcement that it would restate its financial results, seven securities class action lawsuits were filed in the United States District Court for the Central District of

                          ACCELERATED NETWORKS, INC.

California against Accelerated Networks and certain of its current and former officers and directors. The seven pending putative securities class action lawsuits were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks' financial condition and prospects during the period between June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and that the registration statement and prospectus issued by defendants in connection with Accelerated Networks' June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Accelerated Networks filed a motion to dismiss the amended complaint on January 10, 2002. Plaintiffs opposed the motion and a hearing on the matter is scheduled for April 22, 2002. Accelerated Networks intends to defend the litigation vigorously. Because this matter is in the early stage of litigation, Accelerated Networks' management does not believe that an amount of loss can be reasonably estimated at this time.

  IPO Allocation Cases

   In June 2001, three putative shareholder class action lawsuits were filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased Accelerated Networks' stock between June 23, 2000 and June 8, 2001. The lawsuits allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks'
June 23, 2000 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Accelerated Networks believes that over three hundred other companies have been named in more than one thousand identical lawsuits that have been filed by some of the same plaintiffs' law firms. Accelerated Networks intends to defend the litigation vigorously. Because this matter is in the early stage of litigation, Accelerated Networks' management does not believe that an amount of loss can be reasonably estimated at this time.

  Product Defect Litigation

   In October 2000, Accelerated Networks was advised by one of its customers that the customer believed that certain of Accelerated Networks' products sold and delivered to the customer were defective and that it believed that Accelerated Networks failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to Accelerated Networks in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against Accelerated Networks in the United States District Court of Colorado related to this claim. Discovery in this action had been completed and the case had been set for trail on April 1, 2002. However, the customer subsequently filed for bankruptcy and the action has been stayed. The effect of the bankruptcy filing by the customer on the litigation is not certain; however, any settlement between the parties would be subject to the approval of the bankruptcy court. In the event the litigation proceeds, Accelerated Networks intends to defend the litigation vigorously. As of December 31, 2001, Accelerated Networks had approximately $100,000 in accounts payable and accrued expenses related to this claim.

                          ACCELERATED NETWORKS, INC.

  Supplier Litigation

   On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. Subsequent to the filing of the complaint, AVNET filed a Writ of Attachment motion seeking to have the alleged amount owed put into an escrow pending outcome of the case. Accelerated Networks filed a response to the Writ of Attachment and a Demur to the complaint. The hearing was held on January 17, 2002 and the court denied the motion for a Writ of Attachment, granted Accelerated Networks' Demur and gave the supplier leave to amend the complaint. Accelerated Networks believes that it has valid cross claims against the plaintiff and intends to defend the litigation vigorously. As of December 31, 2001, Accelerated Networks had approximately $1,100,000 in accounts payable and accrued expenses related to this claim.

  Patents Claim

   In July 2000, Accelerated Networks received notification from a competitor of alleged patent infringement related to the distribution of certain of its products. Accelerated Networks has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on Accelerated Networks' consolidated financial position, results of operations or cash flows. Accelerated Networks has not recorded any charge related to this claim.

Note 10.  Capitalization

Series D Financing

   In February and March of 2000, Accelerated Networks completed a private offering of 3,455,000 shares of its Series D convertible preferred stock for net proceeds totaling approximately $38,492,000. In connection with this issuance, Accelerated Networks recorded a non-cash charge to equity of approximately $9,882,000 relating to the beneficial conversion feature on the Series D preferred stock. The charge was calculated using the deemed fair value of common stock on the date of issuance, subtracting the conversion price and then multiplying the resulting amount by the number of shares of common stock into which the shares of Series D preferred stock were convertible (approximately 3,455,000 shares). As a result of this non-cash equity charge, Accelerated Networks' net loss per share applicable to common stockholders was adversely impacted for the year ended December 31, 2000.

Initial Public Offering

   On June 28, 2000, Accelerated Networks completed its initial public offering of 4,600,000 shares of common stock in exchange for proceeds of $62,312,000, net of offering costs of $6,688,000. On June 28, 2000, immediately following the closing of the initial public offering in a concurrent private placement, Accelerated Networks issued 200,000 shares of common stock to US WEST Internet Ventures ("US WEST") in exchange for proceeds of $3,000,000.

   Upon completion of the initial public offering, all of Accelerated Networks' redeemable preferred stock converted into 35,106,000 shares of common stock.

Stock Options

   In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan ("1997 Plan"), which was replaced by the 2000 Stock Incentive Plan ("2000 Plan").

                          ACCELERATED NETWORKS, INC.

   The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of Accelerated Networks' common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of Accelerated Networks' common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by Accelerated Networks, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. Any unvested shares acquired related to the immediately exercisable options are subject to repurchase by Accelerated Networks at the original exercise price. Accelerated Networks had 974,000 and 25,666 unvested shares of common stock issued and outstanding under the 2000 Plan at December 31, 2000 and 2001, respectively, which were subject to repurchase by Accelerated Networks at the related exercise prices. In general, options expire ten years from the date of grant.

   The 2000 Plan also provides for shares of common stock to be issued directly through either the immediate purchase of shares or as a bonus for services rendered. The purchase price per share is not to be less than 85% of the fair market value per share of Accelerated Networks' common stock on the date of grant. The purchase price, if granted to an employee who owns 10% or more of the common stock, must be granted at no less than 110% of the fair market value of Accelerated Networks' common stock on the date of grant. Vesting terms are at the discretion of the Plan Administrators and determined at the date of issuance. In the event the holder ceases to be employed by Accelerated Networks, any unvested shares are subject to repurchase by Accelerated Networks at the original purchase price. To date, no such shares of common stock have been issued under the 2000 Plan.

   A summary of the status of Accelerated Networks' stock options, as of December 31, 1999, 2000 and 2001, and the changes during the periods ended on those dates, is presented below (shares in thousands):

                                                   Fiscal Year Ended December 31,
                                        -----------------------------------------------------
                                              1999              2000              2001
                                        ----------------- ----------------- -----------------
                                                Weighted-         Weighted-         Weighted-
                                                 Average           Average           Average
                                                Exercise          Exercise          Exercise
                                        Shares    Price   Shares    Price   Shares    Price
                                        ------  --------- ------  --------- ------  ---------
Outstanding at beginning of period.....  1,989    $0.09    3,859    $2.00    5,896    $6.45
Granted--price equals fair value.......  3,013     2.64    3,984     9.53   11,345     1.32
Granted--price less than fair value....                       --                --
Exercised.............................. (1,052)    0.48     (568)    1.99     (355)    0.87
Cancelled..............................    (91)    0.60   (1,379)    4.73   (5,694)    4.65
                                        ------    -----   ------    -----   ------    -----
Outstanding at period-end..............  3,859    $2.00    5,896    $6.44   11,192    $2.36
                                        ======    =====   ======    =====   ======    =====
Options exercisable at period-end......  3,859    $2.00    5,257    $5.66    6,602    $3.22
                                        ======    =====   ======    =====   ======    =====

   The weighted-average fair value of options granted to employees for the years ended December 31, 1999, 2000 and 2001 were $6.76, $9.53, and $1.32 per share, respectively.

                          ACCELERATED NETWORKS, INC.

   Additional information with respect to the outstanding options as of December 31, 2001 is as follows (shares in thousands):

                              Options Outstanding          Options Exercisable
                     ------------------------------------- --------------------
                                     Weighted
                                     Average      Weighted
                                    Remaining     Average              Average
                       Number    Contractual Life Exercise   Number    Exercise
 Exercise Prices     Outstanding    (in years)     Price   Outstanding  Price
 ---------------     ----------- ---------------- -------- ----------- --------
 $  .05-$ 1.75......    4,967          9.08        $ 0.41     1,865     $ 0.38
 $ 1.81-$ 7.00......    5,394          5.35        $ 2.79     3,954     $ 3.04
 $ 7.25-$10.50......      410          8.34        $ 9.18       409     $ 9.19
 $10.56-$50.00......      421          5.72        $13.25       374     $12.77
                       ------                                 -----
 $  .05-$50.00......   11,192          7.13        $ 2.36     6,602     $ 3.22
                       ======                                 =====

   During 1998, 1999 and 2000, Accelerated Networks granted stock options to directors, employees, officers, and consultants, at exercise prices below the deemed fair market value for financial accounting purposes of Accelerated Networks' common stock at the date of grant. Accordingly, Accelerated Networks recorded deferred stock compensation of $716,000, $12,503,000 and $5,995,000 for the years ended December 31, 1998, 1999 and 2000, respectively, to be amortized over the related vesting periods (generally four years). Accelerated Networks recognized compensation expense of $52,000, $3,103,000, and $6,240,000 relating to these stock option grants for the years ended December 31, 1998, 1999 and 2000, respectively. During the year ended December 31, 2001, Accelerated Networks recognized a net benefit of approximately $1,621,000 of amortization previously recorded related to cancelled unvested options. Accelerated Networks reversed unearned deferred stock compensation of approximately $5,529,000 and $5,294,000 for the year ended December 31, 2000 and 2001, respectively, resulting from stock option cancellations and repurchase of unvested common shares from employees.

   Accelerated Networks calculated the fair value of each option granted to directors, employees and officers of Accelerated Networks on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                   For the Year Ended
                                                      December 31,
                                                   -----------------
                                                   1999  2000   2001
                                                   ----  -----  ----
           Risk-free interest rate................ 6.0%    6.0%  4.0%
           Expected lives (in years).............. 4.0     4.0   4.0
           Dividend yield......................... 0.0%    0.0%  0.0%
           Expected volatility.................... 0.0%  120.0% 80.0%

   Had compensation costs been determined based upon the methodology prescribed under SFAS No. 123, Accelerated Networks' net loss applicable to common stockholders and basic and diluted net loss per share applicable to common stockholders would approximate the following pro forma amounts (thousands, except per share data):

                                                      As Reported Pro Forma
                                                      ----------- ---------
    For the year ended December 31, 1999:
      Net loss applicable to common stockholders.....  $(21,227)  $(21,404)
                                                       ========   ========
    Basic and diluted net loss per share applicable
      to common stockholders.........................  $  (3.29)  $  (3.32)
                                                       ========   ========

                          ACCELERATED NETWORKS, INC.

                                                      As Reported Pro Forma
                                                      ----------- ---------
    For the year ended December 31, 2000:
      Net loss applicable to common stockholders.....  $(58,649)  $(59,264)
                                                       ========   ========
    Basic and diluted net loss per share applicable
      to common stockholders.........................  $  (2.02)  $  (2.04)
                                                       ========   ========
    For the year ended December 31, 2001:
      Net loss applicable to common stockholders.....  $(48,957)  $(58,836)
                                                       ========   ========
    Basic and diluted net loss per share applicable
      to common stockholders.........................  $  (0.98)  $  (1.17)
                                                       ========   ========

   The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

Employee Stock Purchase Plan

   In connection with the initial public offering, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share will be equal to 85% of the fair market value on the participant's entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 500,000 shares have been reserved for issuance. During the year ended December 31, 2000 and 2001, 61,500 and 8,929 shares, respectively, were issued pursuant to the ESPP at purchase prices of $11.85 and $1.00 per share, respectively. In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 430,000 common shares continue to be reserved for any re-instatement of the ESPP.

Common Stock Reserved

   The following represents the number of common shares reserved for future issuance (in thousands):

                                                Number of Common Shares
                                                 Reserved for Issuance
                                               -------------------------
                                               December 31, December 31,
                                                   2000         2001
                                               ------------ ------------
       Warrants...............................      229          229
       Options................................    6,958        6,603
       Employee Stock Purchase Plan...........      438          430
                                                  -----        -----
                                                  7,625        7,262
                                                  =====        =====

Note 11.  Employee Benefit Plan

   During March 1999, Accelerated Networks established a 401(k) Profit Sharing Plan (the "401 Plan") available to all employees who meet the 401 Plan's eligibility requirements. Under the 401 Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Company matching and profit sharing contributions are discretionary. To date, Accelerated Networks has not made any contributions to the 401(k) Plan.

                          ACCELERATED NETWORKS, INC.

Note 12.  Net Loss Per Share

   The following table sets forth the computation of basic and diluted net loss per share (thousands, except per share data):

                                              Fiscal Year Ended December 31,
                                              -----------------------------
                                                1999       2000      2001
                                              --------   --------  --------
     Numerator:
        Net loss applicable to common
          stockholders....................... $(21,227)  $(58,649) $(48,957)
                                              ========   ========  ========
     Denominator:
        Weighted-average common shares
          outstanding........................    9,816     31,147    50,588
     Adjustment for common shares issued
       subject to repurchase.................   (3,369)    (2,041)     (385)
                                              --------   --------  --------
     Denominator for basic and diluted
       calculations..........................    6,447     29,106    50,203
                                              ========   ========  ========
     Basic and diluted net loss per share
       applicable to common stockholders..... $  (3.29)  $  (2.02) $  (0.98)
                                              ========   ========  ========

Note 13.  Business Combinations

Proposed Merger with Occam Networks Inc.

   On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam Networks Inc. ("Occam"), a California corporation, pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam, with Occam surviving as a wholly-owned subsidiary of Accelerated Networks. The merger agreement has been approved by the boards of directors of both Accelerated Networks and Occam, and by a special committee of the board of directors of Accelerated Networks.

   Under the terms of the merger agreement, upon consummation of the merger, stockholders of Occam will receive shares of common stock of Accelerated Networks, and option holders and warrant holders of Occam will receive options and warrants in Accelerated Networks, collectively representing approximately 68% of an agreed-upon portion of the outstanding equity interests of Accelerated Networks, as set forth in the merger agreement. In conjunction with the merger, Occam will receive an additional $10 million in cash and a $10 million funding commitment.

   The transaction, which will be accounted for as a purchase, is expected to close in the second quarter of 2002, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies. Stockholders of each company holding in excess of the percentage required to approve the merger have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

   Upon consummation of the merger, Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of Accelerated Networks, and the directors and officers of Accelerated Networks are expected to be composed primarily of current directors and officers of Occam. One member of Accelerated Networks' current board of directors, or another designee of Accelerated Networks, will continue as a member of the board following the merger.

   The consummation of the transaction requires, among other things, the approval of the merger by stockholders of both companies, and the filing and effectiveness of a registration statement with the Securities and Exchange Commission on Form S-4 covering the shares to be issued in the merger.

                          ACCELERATED NETWORKS, INC.

   In the event that the proposed merger is terminated by Accelerated Networks or if Accelerated Networks stockholders fail to approve the proposed merger, Accelerated Networks may be obligated to pay a termination fee up to $3,250,000, plus all reasonable out-of-pocket expenses, as defined. Upon the successful closing of the merger, Accelerated Networks will pay Alliant Partners, an investment banking firm, a success fee of $500,000.

   In the event that the proposed merger is terminated by Occam Networks or if Occam Networks stockholders fail to approve the proposed merger, Occam Networks may be obligated to pay a termination fee up to $3,250,000, plus all reasonable out-of-pocket expenses, as defined.

Note 14.  Restructuring Charges

   During the year ended December 31, 2001, Accelerated Networks recorded restructuring charges totaling approximately $6,751,000. These charges reflected steps management took to strengthen Accelerated Networks' survivability in the troubled telecommunications equipment market, streamline operations and reduce overall costs and cash consumption in light of the continued downturn in business and decreased demand for Accelerated Networks' products, including the discontinuation of development, sales and marketing for the MSAP product line. These charges were comprised of approximately $5,144,000 in separation and guaranteed retention benefits related to personnel reductions; approximately $247,000 for facilities consolidation and closures; approximately $1,269,000 for the disposal or write off of excess equipment related to operations and activities that Accelerated Networks has exited; and approximately $91,000 related to the elimination of certain planned marketing activities. In connection with these charges, Accelerated Networks terminated approximately 150 employees, consolidated its Simi Valley, California operations into one facility, closed its development and test facility in Richardson, Texas, and closed its customer support and test facility in Wexford, Pennsylvania.

   The following table summarizes Accelerated Networks' activities related to these charges for the year ended December 31, 2001 (in thousands):

                                                       Separation
                                                          and       Excess    Excess
                                                       Retention   or Idle    or Idle
                                                        Benefits  Facilities Equipment Other   Total
                                                       ---------- ---------- --------- -----  -------
Reserves at December 31, 2000.........................  $    --     $  --     $    --  $  --  $    --
Reserves for restructuring and other activities.......    5,144       247       1,269     91    6,751
Cash payments.........................................   (4,162)      (70)         --    (18)  (4,250)
Non-cash charges......................................       --       (83)     (1,269)   (62)  (1,414)
                                                        -------     -----     -------  -----  -------
Reserves at December 31, 2001.........................  $   982     $  94     $    --  $  11  $ 1,087
                                                        =======     =====     =======  =====  =======

Note 15.  Other Charges

   During the year ended December 31, 2001, Accelerated Networks recorded other charges totaling approximately $501,000. These charges were comprised of approximately $401,000 for legal and accounting fees related to the restatement of fiscal 2000 quarterly financial statements and the delayed 10-K filing for the year ended December 31, 2000, all of which were paid in cash during 2001; and approximately $100,000 for anticipated charges related to a product defect claim (see Note 9).

   In addition to these charges, during the fourth quarter of 2001, Accelerated Networks incurred charges of approximately $1,483,000 for the write-down of inventories related to the MSAP product line, which are included in cost of revenues.

                          ACCELERATED NETWORKS, INC.

Note 16.  Unaudited Quarterly Financial Data

   Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                   ---------------------------------------------
                                                   March 31, June 30,  September 30, December 31,
                                                     2000      2000        2000          2000
                                                   --------- --------  ------------- ------------
Net revenues...................................... $  7,152     7,463    $ 11,567      $  8,046
Gross profit......................................    1,797     2,292       3,672        (7,085)
Loss from operations..............................   (9,227)  (13,430)    (10,478)      (19,401)
Net loss..........................................   (8,843)  (12,810)     (8,992)      (18,122)
Beneficial conversion feature.....................   (9,882)       --          --            --
Net loss applicable to common shareholders........  (18,725)  (12,810)     (8,992)      (18,122)
Basic and diluted net loss per share applicable to
  common shareholders............................. $  (2.44) $  (1.14)   $  (0.19)     $  (0.37)

                                                                 Three Months Ended
                                                   ---------------------------------------------
                                                   March 31, June 30,  September 30, December 31,
                                                     2001      2001        2001          2001
                                                   --------- --------  ------------- ------------
Net revenues...................................... $  1,559  $    670    $    404      $    535
Gross profit (loss)...............................     (878)   (1,799)     (2,954)         (889)
Loss from operations..............................  (14,798)  (12,884)    (13,008)      (10,350)
Net loss..........................................  (13,940)  (12,311)    (12,675)      (10,031)
Beneficial conversion feature.....................       --        --          --            --
Net loss applicable to common shareholders........  (13,940)  (12,311)    (12,675)      (10,031)
Basic and diluted net loss per share applicable to
  common shareholders............................. $  (0.28) $  (0.25)   $  (0.25)     $  (0.20)

Note 17.  Subsequent Events (unaudited)

   On February 14, 2002, Accelerated Networks received a Nasdaq staff determination that, pursuant to Marketplace Rule 4450(a)(5) (the "Rule"), Accelerated Networks' common stock is subject to de-listing in 90 calendar days, or on May 15, 2002, if its common stock fails to maintain a minimum closing bid price of $1.00 per share for a minimum of 10 consecutive trading days. If Accelerated Networks fails to meet such requirements by May 15, 2002, it may appeal the Nasdaq staff's determination to a Listings Qualification Panel.

   During the first quarter of 2002, Accelerated Networks paid separation and retention payments of approximately $937,000 against the restructuring reserve.

   On March 18, 2002, Accelerated Networks agreed to loan Occam up to $6 million in exchange for a guaranteed promissory note from Occam. Pursuant to this note, Occam may request up to two loan disbursements per month, provided that each disbursement will not exceed $2 million. The outstanding principal accrues interest at the prime rate, calculated by the actual number of days elapsed in a 360-day year. Accelerated Networks may demand payment of all outstanding principal and accrued interest on the promissory note at any time on or after the date the merger agreement is terminated. In the event Occam defaults on the loan, all amounts owed under the note will be immediately due and payable.

         Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Accelerated Networks, Inc.

   Our report on the consolidated financial statements of Accelerated Networks, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have audited the related financial statement schedule as of December 31, 1999, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 as listed in Item 14(a)(2) of this Form 10-K.

   In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Century City, California
February 14, 2002

                          ACCELERATED NETWORKS, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1999, 2000 and 2001
                                (In thousands)

                                   Balance at  Charged to Reversals to Deductions  Balance at
                                  Beginning of  Cost and    Cost and    and Other    End of
Description                          Period     Expenses    Expenses   Adjustments   Period
-----------                       ------------ ---------- ------------ ----------- ----------
Allowance for doubtful accounts
   1999..........................   $    --       $110        $ --       $    --    $   110
   2000..........................       110        850         200            --        760
   2001..........................       760         45         540            --        265

Income tax valuation allowance
   1999..........................   $ 4,422       $ --        $ --       $ 8,707    $13,129
   2000..........................    13,129         --          --        18,658     31,787
   2001..........................    31,787         --          --        16,853     48,640

                                 EXHIBIT INDEX

Exhibit No.                                            Exhibit Title
-----------                                            -------------
    2.1*     Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among
               Registrant, Odin Acquisition Corp. and Occam Networks Inc. (included in Annex A to the
               Registration Statement on Form S-4 (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

    2.2      Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26,
               2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (included in
               Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75810) filed on
               December 21, 2001 and incorporated here by reference).

    3.1(1)   Registrant's Amended and Restated Certificate of Incorporation.

    3.2(1)   Registrant's Amended and Restated Bylaws.

    4.1(1)   See Exhibit 3.1 and 3.2 for provisions of the Registrant's Certificate of Incorporation and Bylaws
               defining the rights of holders of the Registrant's common stock. See Exhibit 10.8 for the rights of certain holders of registration rights.

    4.2(1)   Specimen common stock certificate of Registrant.

   10.1(1)   Founder/Employee/Shareholder Agreement between the Registrant and Suresh Nihalani, as amended.

   10.2(1)   Founder/Employee/Shareholder Agreement between the Registrant and Kiran Munj, as amended.

   10.3(1)   Series A Preferred Stock Purchase Agreement dated as of May 30, 1997, among the Registrant and certain investors thereto.

   10.4(1)   Series B Preferred Stock Purchase Agreement dated as of May 15, 1998, among the Registrant and certain investors thereto.

   10.5(1)   Series C Preferred Stock Purchase Agreement dated as of February 24, 1999, among the
               Registrant and Siemens AG.

   10.6(1)   Warrant Purchase Agreement dated as of December 16, 1999, by and between the Registrant and
               Siemens Information and Communication Networks, Inc.

   10.7(1)   Form of Series D Preferred Stock Purchase Agreement.

   10.8(1)   Second Restated Investors' Rights Agreement dated as of February 18, 2000, as amended among the Registrant and certain of its stockholders.

   10.9(1)   1997 Stock Option/Stock Issuance Plan.

   10.10(1)  2000 Stock Incentive Plan.

   10.11(1)  Employee Stock Purchase Plan.

   10.12(1)+ Product Procurement Agreement dated as of April 21, 1999, by and between the Registrant and
               CTC Communications Group, Inc.

   10.13(1)+ Product Purchase and Sale Agreement dated as of August 1, 1999, by and between the Registrant and FirstWorld Communications.

   10.14(1)+ Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as
               amended.

   10.15(1)+ Standard Agreement dated as of June 1, 1999, by and between the Registrant and Power-One, Inc.

   10.16(1)+ Value-Added Product Sale Agreement dated as of March 12, 1999, by and between the Registrant and AVNET Electronics Marketing, a Group of Avnet, Inc.

   10.17(1)  Agreement for Purchase of Products dated as of January 21, 1999, by and between the Registrant and Siemens Information and Communication Networks, Inc.
   10.17.1   Amendment No. 1 to that certain Agreement for Purchase of Products-OEM Agreement, dated as of October 16, 2000, by and between the Registrant and Siemens Information and
               Communication Networks, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q filed on November 14, 2000).

Exhibit No.                                           Exhibit Title
-----------                                           -------------

  10.17.2(1) Amendment No. 2 to that certain Agreement for Purchase of Products-OEM Agreement, dated as of December 1, 2000, by and between the Registrant and Siemens Information and
               Communication Networks, Inc.

  10.18(1)   Service Level Agreement dated as of March 25, 1999, by and between the Registrant and Siemens
               Information and Communication Networks, Inc.

  10.19(1)   Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the
               Registrant and Tyler Pacific III, L.L.C.

  10.20(1)   Memorandum of Understanding dated as of January 13, 1999 by and between Mr. Viren T. Ranjan and Accelerated Networks (India) Private Limited.

  10.21(1)   Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of May 28, 1998, by and between the Registrant and Robert B. Reingold, Trustee for Reingold Trust #21328.

  10.22(1)+  Licensing Agreement dated as of July 15, 1998, as amended, by and between the Registrant and
               Ditech Communications Corporation.

  10.23(1)+  OEM Orbix Development and Runtime Agreement dated December 17, 1999, by and between the
               Registrant and IONA.

  10.24(1)+  Letter Agreement regarding licenses dated as December 30, 1999 by and between the Registrant and WindRiver Systems, Inc.

  10.25(1)   Form of Director Indemnification Agreement.

  10.26(1)   Revolving Credit Loan and Security Agreement (Accounts and Equipment Loans) dated as of
               June 1, 1999, by and between the Registrant and Comerica Bank--California.

  10.27(1)   Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the
               Registrant and Phoenix Leasing Incorporated.

  10.28(1)+  Product Purchase and Sale Agreement dated as of February 23, 2000, by and between the
               Registrant and UniDial Communications, Inc.

  10.29(1)+  Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC.

  10.30(1)   Memorandum of Understanding dated as of May 10, 2000, by and between Registrant and
               US WEST Internet Ventures, Inc.

  10.31(1)   Common Stock Subscription Agreement dated as of May 15, 2000, by and between the Registrant and US WEST Internet Ventures, Inc.

  10.32(1)   Agreement for Purchase of Products dated as of May 15, 2000, by and between the Registrant and
               Siemens AG.

  10.33+     Mini-OSS Software License, Development and Distribution Agreement dated as of July 1, 2000, by and between the Registrant and Dorado Software, Inc. (Incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2000).

  10.34      Guaranty and Loan Purchase Agreement dated as of December 6, 2000, by and between the
               Registrant and Siemens Financial Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on May 8, 2001).

  10.35      Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent
               Pacific Management Corporation. (Incorporated by reference to Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K filed on May 8, 2001).

  10.36      Employment Agreement dated as of February 12, 2001 by and between the Registrant and Gary
               Sbona (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on
               Form 10-K filed on May 8, 2001).

  10.37      Separation and Consulting Agreement and General Release dated March 16, 2001 by and between the Company and Suresh Nihalani. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on May 8, 2001).

Exhibit No.                                         Exhibit Title
-----------                                         -------------

   10.38    Form of Voting Agreement dated as of November 9, 2001 between Occam and certain stockholders of Registrant (included in Annex B to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

   10.39    Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (included in Annex C to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

   10.40    Form of Lock-Up Agreement dated as of November 9, 2001 between Occam and certain stockholders of Registrant (included in Annex D to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

   10.41    Form of Lock-Up Agreement dated as of November 9, 2001 between Registrant and certain shareholders of Occam (included in Annex E to the Registration Statement on Form S-4
              (Registration No. 333-75816) filed on December 21, 2001 and incorporated here by reference).

   10.42    Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam
              (included in Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816)
              filed on December 21, 2001 and incorporated here by reference).

   10.43    Form of Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (included in Annex K1 to the Amendment No. 2 to the Registration Statement on
              Form S-4, as amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

   10.44    Form of Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII,
              L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP
              Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur
              Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant
              (included in Annex K2 to the Amendment No. 2 to the Registration Statement on Form S-4, as
              amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

   10.45    Form of Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates
              Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P.,
              NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur
              Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant
              (included in Annex K3 to the Amendment No. 2 to the Registration Statement on Form S-4, as
              amended (Registration No. 333-75816), filed on March 19, 2002 and incorporated here by reference).

    23.1    Consent of PricewaterhouseCoopers LLP, independent accountants.

--------
* Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
+ Confidential treatment has been requested and received for certain portions of this exhibit.
(1) Incorporated herein by reference to the similarly numbered exhibit on the Company's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).