Form 10-Q
period 2002-03-31
ACCELERATED NETWORKS INC
filed 2002-05-10
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number    000-30741

ACCELERATED NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0442752 (I.R.S. Employer Identification No.)

301 Science Drive Moorpark, California (Address of principal executive office)	93021 (Zip Code)

(805) 553-9680
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of May 6, 2002: 50,897,285 shares.

In this Report, “Accelerated Networks,” the “Company,” “we,” “us” and “our” collectively refer to Accelerated Networks, Inc.

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCELERATED NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,584	$29,619
Accounts receivable, net of allowance for doubtful accounts of $20 and $265 at March 31, 2002 and December 31, 2001, respectively	309	612
Inventories	3,476	3,965
Note receivable	2,000	—
Prepaid and other current assets	1,208	1,320

Total current assets	29,577	35,516
Property and equipment, net	6,147	6,920
Other assets	141	169

Total assets	$35,865	$42,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,068	$5,507
Accrued payroll	273	1,262
Capital lease obligations, current	142	111
Deferred revenue	274	837

Total current liabilities	4,757	7,717
Debt obligations, net of current portion	—	57

Total liabilities	4,757	7,774

Commitments and contingencies (Notes 6 and 7)
Redeemable convertible preferred stock	—	—
Stockholders’ equity:
Common stock, authorized—200,000 shares; issued and outstanding—50,897 and 50,643 shares at March 31, 2002 and December 31, 2001, respectively	51	51
Additional paid–in capital	175,600	175,688
Deferred stock compensation	(539)	(718)
Foreign currency translation adjustment	(137)	(124)
Accumulated deficit	(143,867)	(140,066)

Total stockholders’ equity	31,108	34,831

Total liabilities and stockholders’ equity	$35,865	$42,605

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERATED NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenue (includes related party revenue of $88 and $1,311 for the three months ended March 31, 2002 and 2001, respectively)	$702	$1,559
Cost of revenue	1,104	2,437

Gross profit	(402)	(878)

Operating expenses:
Research and product development	1,623	7,515
Sales and marketing	723	3,857
General and administrative	1,577	2,548

Total operating expenses	3,923	13,920

Loss from operations	(4,325)	(14,798)
Other income, net	524	858

Net loss	$(3,801)	$(13,940)

Basic and diluted net loss per share	$(0.07)	$(0.28)

Weighted-average shares outstanding used to compute basic and diluted net loss per share	50,787	49,454

Amortization of deferred stock-based compensation included in:
Cost of revenues	$10	$18
Research and product development	(22)	53
Sales and marketing	22	(178)
General and administrative	47	86

	$57	$(21)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERATED NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)
(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Operating activities:
Net loss	$(3,801)	$(13,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742	1,095
Amortization of deferred stock compensation	57	(21)
Loss on disposition of property and equipment	18	—
Changes in current assets and liabilities:
Accounts receivable	303	14,539
Inventories	489	(1,577)
Prepaid and other assets	140	22
Accounts payable and accrued expenses	(1,439)	(3,902)
Accrued payroll	(989)	(259)
Deferred revenue	(563)	(329)

Net cash used in operating activities	(5,043)	(4,372)

Investing activities:
Purchase of available-for-sale securities, net of maturities	—	(9,591)
Purchases of property and equipment	—	(2,168)
Loans advanced to Occam Networks	(2,000)	—

Net cash used in investing activities	(2,000)	(11,759)

Financing activities:
Proceeds from exercise of stock options, net of repurchases of unvested common stock	34	11
Payments under capital lease obligations and credit facilities	(26)	(22)

Net cash provided (used) by financing activities	8	(11)

Decrease in cash and cash equivalents	(7,035)	(16,142)
Cash and cash equivalents at beginning of period	29,619	62,194

Cash and cash equivalents at end of period	$22,584	$46,052

Supplemental disclosure of non-cash transactions:
Reversal of deferred stock compensation related to stock option cancellations	$122	$1,536

The accompanying notes are an integral part of these consolidated financial statements.

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All interim information relating to the three-month periods ended
March 31, 2002 and 2001 is unaudited)

1.    BUSINESS AND BASIS OF PRESENTATION

The Company

Accelerated Networks, Inc. (the “Company”) develops, manufactures, and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. The Company’s target customers are providers of voice and/or data services including competitive local exchange carriers, or CLECs, interexchange carriers, or IXCs, regional bell operating companies, or RBOCs, incumbent local exchange carriers, or ILECs, and foreign telephone companies. The market for the Company’s products is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, and a competitive business environment for the attraction and retention of workers. The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by the Company’s current and prospective customers, which has led to an overall decrease in demand for the Company’s products and has caused significant shortfalls in the Company’s revenues.

The accompanying consolidated financial statements have been prepared on the basis that Accelerated Networks will continue as a going concern. Accelerated Networks has incurred significant operating losses and negative operating cash flows since its inception. Accelerated Networks has funded operations primarily through the sale of equity securities and debt borrowings. At March 31, 2002, Accelerated Networks had positive working capital of approximately $24,800,000. As discussed in Note 8, Accelerated Networks entered into a definitive merger agreement with Occam Networks Inc., which is expected to close in the second quarter of 2002. Without consideration of any effects that the proposed merger may have on liquidity and capital resources, management believes that the remaining net proceeds from the issuance of equity securities and anticipated revenue from operations will be adequate to support Accelerated Networks’ operations for the next 12 months. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that Accelerated Networks does not meet its current operating plan as expected, and it is unable to raise additional financing, Accelerated Networks may be required to further reduce spending, which could have a material adverse effect on its ability to achieve its intended business objectives.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at December 31, 2001, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002 for the year ended December 31, 2001.

The Company reports its quarterly results based on a thirteen week accounting calendar. Accordingly, the actual quarter end for the first quarter of fiscal 2002 was March 29, 2002. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within each quarterly period.

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

2.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2002	March 31, 2001
Numerator:
Net loss	$(3,801)	$(13,940)

Denominator (basic and diluted):
Weighted average shares outstanding	50,788	50,498
Less: weighted average common shares subject to repurchase	(1)	(1,044)

Weighted average shares used to compute basic and diluted net loss per share	50,787	49,454
Basic and diluted net loss per share	$(0.07)	$(0.28)

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Weighted-average common stock equivalents:
Unvested shares of common stock subject to repurchase	1	1,044
Warrants	200	229
Stock options	10,721	4,526

Weighted-average common stock equivalents	10,922	5,799

3.    INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$1,475	$1,636
Finished goods	2,001	2,329

	$3,476	$3,965

4.    SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

The Company operates in one industry segment providing multi-service broadband access products. For the three months ended March 31, 2002, sales to the Company’s largest customer, a telecommunications provider in the Dominican Republic, accounted for approximately 73% of total revenue. With the deterioration of market conditions in the telecommunications industry, certain customers have acknowledged that not all of their purchased inventory has been deployed in service provider networks. To date, the Company has not granted inventory return rights, and has granted limited stock rotation rights only to certain types of customers, the revenue for which has been fully deferred as of March 31, 2002.

5.    RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2002 and 2001, the Company recognized revenue of approximately $88,000 and $1,311,000 respectively, from sales to a significant stockholder (the “Stockholder”) of the Company. At March 31, 2002, there were no amounts due from the Stockholder.

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain sales to the Stockholder commencing in the quarter ended September 30, 2000, the Company agreed to guarantee a portion of the financing provided by the Stockholder to one of its customers, an end-user of the Company’s products (the “End User”). Under the terms of the recourse guarantee, the Company guaranteed 10% of the aggregate amount of the Company’s products sold by the Stockholder to the End User, up to $15,000,000, through November 2007. The Company deferred 10% of all product revenue related to these shipments. Through September 30, 2001, the Company had shipped approximately $12,584,000 under this arrangement, of which approximately $1,258,000 was deferred.

In 2001, the End User voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, Accelerated Networks was notified that an event of default between the Stockholder and the End User had occurred, and, accordingly, the Stockholder made an informal demand for payment of $981,000 related to the recourse guarantee, representing 10% of total shipments to the End User by the Stockholder that remained unpaid as of that date. As a result of this informal demand, Accelerated Networks recorded adjustments during the year ended December 31, 2001 as follows: 1) reduced deferred revenues by approximately $1,258,000, representing the total amount deferred under this arrangement; 2) increased accrued expenses by approximately $981,000, representing the demand for payment; and 3) recognized revenue of approximately $277,000, representing the difference between total revenue deferred under the arrangement and the amount actually claimed by the Stockholder. During the first quarter of 2002, Accelerated Networks and the Stockholder agreed to a settle this claim for $570,000, which was paid in full in February 2002. As a result of this settlement, Accelerated Networks recorded a one-time gain of approximately $411,000, representing the difference between the $570,000 settlement and the $981,000 previously accrued for this claim. This one-time gain is reflected in other income, net on the consolidated statement of operations for the three months ended March 31, 2002.

6.    COMMITMENTS AND CONTINGENCIES

At March 31, 2002, Accelerated Networks had approximately $2.7 million in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, a portion of which is expected to be settled and paid in 2002, and a portion of which is subject to a pending legal issue with the supplier (see Note 7—Supplier Litigation). At March 31, 2002 there was approximately $1.5 million included in accounts payable and accrued expenses on the balance sheet related to these commitments and contingencies.

At March 31, 2002, Accelerated Networks had approximately $483,000 in purchase commitments to another one of its former principal contract manufacturers, which is included in accounts payable and accrued expenses on the balance sheet and is expected to be settled and paid in 2002.

7.    LEGAL PROCEEDINGS

Securities Litigation

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against Accelerated Networks and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with Accelerated Networks’ June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks filed a motion to dismiss the amended complaint on January 10, 2002. Plaintiffs opposed the motion and a hearing on the motion took place on April 22, 2002. At the hearing, the Court granted the motion as to plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. Plaintiffs were given 30 days leave to amend their 1933 Act claims. Accelerated Networks intends to defend the litigation vigorously. Accelerated Networks has not recorded any charge related to this claim.

IPO Allocation Cases

In June 2001, three putative shareholder class action lawsuits were filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was purportedly filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Accelerated Networks believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. No date has been set for Accelerated Networks to respond to the Complaint. Accelerated Networks intends to defend the litigation vigorously. Accelerated Networks has not recorded any charge related to this claim.

    Product Defect Litigation

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, Accelerated Networks was advised by one of its customers that the customer believed that certain of Accelerated Networks’ products sold and delivered to the customer were defective and that it believed that Accelerated Networks failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to Accelerated Networks in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against Accelerated Networks in the United States District Court of Colorado related to this claim.

In April 2002, Accelerated Networks finalized a settlement agreement and mutual release settling all outstanding claims relating to this matter. Accelerated Networks’ final obligation under the settlement of $250,000 was paid in April 2002. As of December 31, 2001 there was $100,000 included in accounts payable and accrued expenses related to this claim. The $150,000 in excess of amounts previously accrued has been recorded as a charge to operations in the quarter ended March 31, 2002.

    Supplier Litigation

On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. Subsequent to the filing of the complaint, the supplier filed a Writ of Attachment motion seeking to have the alleged amount owed put into an escrow pending outcome of the case. Accelerated Networks filed a response to the Writ of Attachment and a Demur to the complaint. The hearing was held on January 17, 2002 and the court denied the motion for a Writ of Attachment, granted Accelerated Networks’ Demur and gave the supplier leave to amend the complaint. Accelerated Networks believes that it has valid cross claims against the plaintiff and intends to defend the litigation vigorously. As of March 31, 2002, Accelerated Networks had approximately $1,500,000 in accounts payable and accrued expenses related to this claim.

    Patents Claim

In July 2000, Accelerated Networks received notification from a competitor of an alleged patent infringement related to the distribution of certain of its products. Accelerated Networks has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on Accelerated Networks’ consolidated financial position, results of operations or cash flows. Accelerated Networks has not recorded any charge related to this claim.

8.    BUSINESS COMBINATION

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

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the merger agreement, upon completion of the merger stockholders of Occam will receive shares of Accelerated Networks common stock for their shares of Occam stock, and option holders and warrant holders of Occam will receive options and warrants in Accelerated Networks, collectively representing 68% of the fully diluted equity of the combined organization. In connection with the merger, the combined organization will receive $10 million in cash and a $10 million financing commitment from some of Occam’s current investors. In addition, upon completion of the merger Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of Accelerated Networks, the former stockholders of Occam will hold a majority of the outstanding stock of Accelerated Networks, the combined organization’s board of directors will consist of six Occam designees out of a board of seven members, and Occam’s current management will be responsible for the day-to-day management of the combined organization.

The transaction, which will be accounted for as a purchase, is subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies at shareholder meetings to be held on May 13, 2002. Stockholders of Accelerated Networks and stockholders of Occam, in each case holding in excess of the percentage required to approve the merger, have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

On April 26, 2002, the SEC declared effective Accelerated Networks’ Registration Statement on Form S-4, as amended, registering stock to be issued in connection with the merger. Information relating to Occam, Occam’s business and the merger is set forth in more detail in that registration statement, as amended. The registration statement, as amended, is not part of this Quarterly Report on Form 10-Q.

In the event that the proposed merger with Occam is terminated by Accelerated Networks or if Accelerated Networks stockholders fail to approve the proposed merger, Accelerated Networks may be obligated to pay a termination fee of up to $3.25 million, plus all reasonable out-of-pocket expenses, as defined. Upon the successful closing of the proposed merger, Accelerated Networks will pay Alliant Partners, an investment banking firm, a success fee of $500,000.

On March 18, 2002, Accelerated Networks agreed to loan Occam up to $6 million in exchange for a guaranteed promissory note from Occam. Pursuant to this note, Occam may request up to two loan disbursements per month, provided that each disbursement will not exceed $2,000,000. As of March 31, 2002 and May 6, 2002, $2,000,000 and $5,200,000, respectively, has been advanced to Occam under this arrangement. The outstanding principal accrues interest at the prime rate, calculated by the actual number of days elapsed in a 360-day year. Accelerated Networks may demand payment of all outstanding principal and accrued interest on the promissory note at any time on or after the date the merger agreement is terminated. In the event Occam defaults on the loan, all amounts owed under the note will be immediately due and payable.

ACCELERATED NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The merger will be treated as a reverse acquisition, pursuant to which Occam is treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam will serve as the principal historical financial statements of the combined entity.

9.    RESTRUCTURING CHARGES

During the year ended December 31, 2001, Accelerated Networks recorded restructuring charges totaling approximately $6,751,000. These charges reflected steps management took to strengthen Accelerated Networks’ survivability in the troubled telecommunications equipment market, streamline operations and reduce overall costs and cash consumption in light of the continued downturn in business and decreased demand for Accelerated Networks’ products, including the discontinuation of development, sales and marketing for the MSAP product line. At December 31, 2001, the remaining reserve related to these charges was approximately $1,087,000. The following table summarizes Accelerated Networks’ activities related to these charges for the three months ended March 31, 2002 (in thousands):

	Separation and Retention Benefits	Excess or Idle Facilities	Other	Total
Reserves at December 31, 2001	$982	$94	$11	$1,087
Cash payments	(954)	(6)	—	(960)

Reserves at March 31, 2002	$28	$88	$11	$127

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about Accelerated Networks’ industry, management’s beliefs and certain assumptions made by Accelerated Networks. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth below in Item 2 of this Quarterly Report on Form 10-Q and similar discussions in our Registration Statement on Form S-4, as amended, declared effective by the SEC on April 26, 2002, as well as the Annual Report on Form 10-K filed with the SEC on April 1, 2002, discuss some of the important risk factors that may affect Accelerated Networks’ business, results of operations and financial condition. Investors should carefully consider those risks, in addition to the other information in this report and in Accelerated Networks’ other filings with the SEC, before deciding to invest in Accelerated Networks or to increase their investments. Accelerated Networks undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The information contained in this Form 10-Q is not a complete description of Accelerated Networks’ business or the risks associated with an investment in its common stock. Management urges investors to carefully review and consider the various disclosures made in this report and in other reports filed with the SEC that discuss Accelerated Networks’ business in greater detail.

The description of Accelerated Networks and its business in this Quarterly Report on Form 10-Q, except for specific references to the contrary, describe Accelerated Networks as a stand-alone entity and not assuming the combined business of Accelerated Networks and Occam described below in this Item 2 in the section titled “Recent Events—The Proposed Merger.” The merger will be treated as a reverse acquisition, pursuant to which Occam will be treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam will serve as the principal historical financial statements of the combined entity.

Overview

Accelerated Networks designs and markets telecommunications products that enable the bundling of voice and data services over a single broadband access network. Accelerated Networks’ multiservice broadband access products are designed to allow its customers to efficiently and cost-effectively deliver and manage multiple voice and data services over a single broadband access facility using various broadband access technologies. Accelerated Networks’ target customers are competitive local exchange carriers, inter-exchange carriers, regional bell operating companies, incumbent local exchange carriers and foreign telephone companies.

Accelerated Networks was incorporated in October 1996. From inception through March 1999, its operating activities consisted primarily of developing a research and development organization, testing prototype designs, staffing of marketing, sales, field service and customer support organizations, building a management team, and establishing relationships with potential customers. Accelerated Networks commenced shipments of its multi-service access platform, or MSAP, voice gateways, MSAP concentrators and carrier-class IADs in the second calendar quarter of 1999. Since inception, Accelerated Networks has incurred significant losses and as of March 31, 2002, it had an accumulated deficit of approximately $144 million. Accelerated Networks has not achieved profitability on a quarterly or annual basis and does not expect to achieve profitability in the near future, if at all. Accelerated Networks expects to incur significant research and development, sales and marketing, and general and administrative expenses in the future and, as a result, it will need to generate significantly higher revenue to achieve and maintain profitability.

To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. In late 2001, Accelerated Networks discontinued further development, marketing and sales of its MSAP product line, but continues to sell MSAP products out of its existing inventory on case-by-case basis to support large-scale deployments of its IAD products. Accelerated Networks has not generated any significant amount of revenue from sales of its AccessPilot element management system software or sales of its extended warranty and customer support services. Historically, Accelerated Networks has sold a significant amount of its products in the United States through its distributor relationship with Siemens; however, Accelerated Networks does not anticipate that a significant portion of its revenues will be derived from Siemens in the foreseeable future and expects that a major portion of its future sales will be generated through its direct sales force. For the three months ended March 31, 2001, direct sales accounted for approximately 14%, and sales through Siemens accounted for approximately 84%, of Accelerated Networks’ revenues, whereas for the three months ended March 31, 2002, direct sales accounted for approximately 88%, and sales through Siemens accounted for approximately 12%, of Accelerated Networks’ revenues.

The current market for telecommunications equipment is characterized by a drastic reduction in the spending patterns by Accelerated Networks’ current and prospective customers, which has led to an overall decrease in demand for its products and has caused significant shortfalls in its revenues. In addition, Accelerated Networks has been unable to gain much visibility into the future market for its products, and, as such, Accelerated Networks can provide no assurance that the market, or its revenues, will be sufficient to support its ongoing operations in the foreseeable future. Competition in Accelerated Networks’ market is intense, and Accelerated Networks expects competition to increase in the future. To remain competitive in this market, Accelerated Networks may continue to add features to its products based on the anticipated needs of its current and potential customers. This may result in increased research and development expenses and may result in the continued reduction in Accelerated Networks’ operating margins. This competition may also result in significant price reductions and loss of market share. Accelerated Networks expects that product life cycles will remain relatively short and that the average selling price and gross margin for its products will decline as each product matures. To offset such declines, Accelerated Networks may be required to introduce new, higher performance products on a timely basis. Further, Accelerated Networks must reduce its manufacturing costs on a per unit basis and sell sufficient volumes in order to improve its gross margin. If Accelerated Networks fails to reduce its manufacturing costs on a per unit basis or achieve volume shipment requirements, its gross margin will continue to decline. Any of the above events could have a material and adverse effect on Accelerated Networks’ business, results of operations and financial condition.

While Accelerated Networks anticipates that sales to any specific customer will vary from period to period, it expects that it will continue to have significant customer concentration for the foreseeable future. To date, Accelerated Networks has derived a significant portion of its revenue from a small number of orders and its sales have been made on the basis of individual purchase orders, rather than long-term commitments. In addition, although Siemens currently owns approximately 17.9% of Accelerated Networks’ common stock and has been a significant distribution channel for Accelerated Networks in the past, Accelerated Networks expects that Siemens will continue to focus its efforts on Efficient Networks’ products, given its acquisition of Efficient Networks in 2001. For the three months ended March 31, 2002 and 2001, revenues derived from Accelerated Networks’ largest customer, Siemens, accounted for approximately 13% and 84%, respectively, of Accelerated Networks’ revenue. There can be no assurance that Accelerated Networks will be able to compete successfully with its existing or new competitors, or that competitive pressures will not materially and adversely affect its business, financial condition and results of operations.

Accelerated Networks’ deferred revenue consists primarily of deferrals for unearned service and support contracts and resale or recourse contingencies under specific arrangements with customers.

Accelerated Networks’ cost of revenue consists primarily of charges related to excess or obsolete inventories, amounts paid to third-party contract manufacturers, personnel and other costs such as royalties on product shipments, warranty expense and assembly costs. Accelerated Networks outsources most of its product and printed circuit board assembly to contract manufacturers.

The actual mix of products sold by Accelerated Networks will depend significantly on the amount of orders from new and existing customers, and the stage of their network deployment. As a result, Accelerated Networks’ gross margin may fluctuate significantly from period to period. In general, Accelerated Networks’ gross margin will primarily be affected by the following factors:

•	the mix of Accelerated Networks’ products and services sold;

•	demand for Accelerated Networks’ products and services;

•	new product introductions both by Accelerated Networks and by its competitors;

•	changes in Accelerated Networks’ pricing policies and those of its competitors;

•	the mix of sales channels through which Accelerated Networks’ products and services are sold; and

•	the volume manufacturing pricing Accelerated Networks is able to attain from its contract manufacturers for outsourced manufacturing.

Research and development expenses consist primarily of salaries and related personnel costs, consulting costs, costs associated with licensed technology, prototype costs and other costs related to the design, development, testing, and enhancements of Accelerated Networks’ products. Accelerated Networks also historically has incurred significant expenses in connection with the purchase of equipment used to test its products as well as the use of its products for internal design and learning purposes. Accelerated Networks expenses its research and development costs as they are incurred, with the exception of capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Several components of Accelerated Networks’ research and development efforts require significant expenditures, the timing of which can cause significant quarterly variability in its expenses.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with promotional demonstration equipment and other marketing expenses.

Accelerated Networks believes its future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, Accelerated Networks has had a value-added reseller agreement with Solunet and distributor relationships with Siemens and its affiliate, Siemens ICN. Accelerated Networks did not derive a substantial amount of revenues in fiscal 2001 or the first quarter of 2002 as a result of these relationships, nor does it expect to in the foreseeable future. To be successful, Accelerated Networks must reach agreements with additional distribution partners, both domestically and internationally. Similarly, the complexity of Accelerated Networks’ products require highly trained customer service, professional services and support personnel.

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

Under the terms of the merger agreement, upon completion of the merger stockholders of Occam will receive shares of Accelerated Networks common stock for their shares of Occam stock, and option holders and warrant holders of Occam will receive options and warrants in Accelerated Networks, collectively representing 68% of the fully diluted equity of the combined organization. In connection with the merger, the combined organization will receive $10 million in cash and a $10 million financing commitment from some of Occam’s current investors. In addition, upon completion of the merger Kumar Shah, president and chief executive officer of Occam, is expected to be named president and chief executive officer of Accelerated Networks, the former stockholders of Occam will hold a majority of the outstanding stock of Accelerated Networks, the combined organization’s board of directors will consist of six Occam designees out of a board of seven members, and Occam’s current management will be responsible for the day-to-day management of the combined organization.

The transaction, which will be accounted for as a purchase, is subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of both companies at shareholder meetings to be held on May 13, 2002. Stockholders of Accelerated Networks and stockholders of Occam, in each case holding in excess of the percentage required to approve the merger, have entered into voting agreements irrevocably agreeing to vote in favor of, and otherwise support, the merger.

On April 26, 2002, the SEC declared effective Accelerated Networks’ Registration Statement on Form S-4, as amended, registering stock to be issued in connection with the merger. Information relating to Occam, Occam’s business and the merger is set forth in more detail in that registration statement, as amended. The registration statement, as amended, is not part of this Quarterly Report on Form 10-Q.

In the event that the proposed merger with Occam is terminated by Accelerated Networks or if Accelerated Networks stockholders fail to approve the proposed merger, Accelerated Networks may be obligated to pay a termination fee of up to $3.25 million, plus all reasonable out-of-pocket expenses, as defined. Upon the successful closing of the proposed merger, Accelerated Networks will pay Alliant Partners, an investment banking firm, a success fee of $500,000.

Results of Operations

Three Months Ended March 31, 2002 and 2001

The following discussions exclude the effects of amortization of deferred stock-based compensation in Accelerated Networks’ operating costs and expenses. The size and amount of such charges will vary from period to period based upon variations in employee terminations from period to period that give rise to the cancellation of options or repurchase of shares and corresponding adjustments to amortization taken in prior periods. This makes period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

Revenue

To date, Accelerated Networks has generated substantially all of its revenue from sales of its MSAP and carrier-class IAD products. Accelerated Networks believes that sales of its carrier-class IAD products will account for substantially all of its revenue for the foreseeable future. Accelerated Networks recently discontinued the development, sales and marketing of its MSAP product line, which could have a negative impact on its revenues; however, Accelerated Networks continues to sell MSAP products out of its existing inventory on case-by-case basis to support large-scale deployments of its IAD products. Revenues from its MSAP and carrier-class IAD products constituted approximately 39% and 61%, respectively, of Accelerated Networks’ revenue for the three months ended March 31, 2002, and approximately 38% and 62%, respectively, of Accelerated Networks’ revenue for the three months ended March 31, 2001.

Accelerated Networks recognized net revenues of approximately $702,000 for the three months ended March 31, 2002, which represented a decrease of approximately $857,000, or 55%, from approximately $1.6 million for the three months ended March 31, 2001. This decrease was attributable to decreased sales of both of Accelerated Networks’ MSAP voice gateways and concentrators and its carrier-class IAD’s, primarily as a result of the continued deterioration of market conditions in the telecommunications equipment industry which has severely impacted its major customers’ spending patterns and, to a lesser extent, the discontinuance of the MSAP product line. Accelerated Networks anticipates that revenue levels from quarter to quarter will vary significantly, depending upon the timing of orders from a small population of large customers.

During the quarter ended March 31, 2002, 73% of Accelerated Networks’ revenue was attributed to a single customer. During the quarter ended March 31, 2001, 84% of Accelerated Networks’ revenue came from another single customer, Siemens, from whom Accelerated Networks has historically derived a substantial portion of its revenues. Beginning in the first quarter of 2001, revenues through Siemens have decreased substantially, primarily as a result of: 1) Siemens’ acquisition of Efficient Networks, a competitor of Accelerated Networks; 2) the bankruptcy filing of a significant customer of Siemens and end-user of Accelerated Networks’ products; and 3) sustained depression in the market for telecommunications products. To date, Accelerated Networks has been unable to completely replace these lost revenue opportunities and anticipates that quarterly revenues in 2002 will be dependent upon the timing and magnitude of orders from one or a few customers.

Cost of Revenues

Cost of revenues, net of amortization of deferred stock-based compensation, for the three months ended March 31, 2002 was approximately $1.1 million, which represented a decrease of approximately $1.3 million, or 55%, from approximately $2.4 million for the three months ended March 31, 2001. This decrease was primarily the result of decreased sales of Accelerated Networks’ products, and an overall decrease in operations overhead related to reductions in headcount and manufacturing activities, offset in large part by an additional charge of $400,000 taken in the three months ended March 31, 2002 related to pending litigation with a former supplier (See Note 7—Supplier Litigation in Item 1—Financial Statements). Excluding this $400,000 charge, and net of amortization of deferred stock-based compensation, cost of revenues for three months ended March 31, 2002 represented approximately 99% of revenues, as compared to approximately 155% for the three months ended March 31, 2001. This change relates primarily to the reduction in manufacturing overhead costs.

Accelerated Networks anticipates that its cost of revenues will continue to significantly vary as a percentage of net revenue from period to period, and will greatly depend on variations in its fixed manufacturing overhead absorption rates, as well as the mix and average selling prices of products sold. In addition, Accelerated Networks anticipates that competitive and economic pressures, as well as the impact of the sustained downturn in its market, could cause Accelerated Networks to reduce its prices, adjust the carrying values of its inventory, or record additional losses related to discontinued excess or obsolete inventory. Accelerated Networks also expects that current economic conditions in the telecommunications market will continue to have a negative impact on the average selling prices for its IAD products. Any one of these factors will also have a negative impact on gross margins.

Research and Product Development Expenses

Research and product development expenses, net of amortization of deferred stock-based compensation, for the three months ended March 31, 2002 were approximately $1.7 million, which represented a decrease of approximately $5.8 million, or approximately 78%, from approximately $7.5 million for the three months ended March 31, 2001. This decrease related primarily to headcount reductions during 2001, as well as an overall decrease in third party consulting, development, and prototype materials expenses resulting from the completion, suspension or discontinuance of certain outside development projects.

In addition, during the three months ended March 31, 2002, Accelerated Networks recorded a credit against research and product development expense of approximately $591,000 related to engineering salaries and benefits incurred on behalf of, and reimbursed by, Occam. As a percentage of net revenue, research and product development expenses for the three months ended March 31, 2002, net of amortization of deferred stock-based compensation, were approximately 234%. Accelerated Networks expects that its research and development expenses will continue to represent a significant portion of its operating expenses in the future.

Sales and Marketing Expenses

Sales and marketing expenses, net of amortization of deferred stock-based compensation, for the three months ended March 31, 2002, were approximately $701,000, which represented a decrease of approximately $3.3 million, or approximately 83%, from approximately $4.0 million for the three months ended March 31, 2001. This decrease was due primarily to a decrease in salaries related to headcount reductions, decreased commission expenses related to decreased sales, and decreased activities and costs related to advertising, trade shows and public relations. Accelerated Networks does not anticipate that its sales and marketing costs will increase substantially in absolute dollars in the foreseeable future; however, such costs will fluctuate as a percentage of revenue.

General And Administrative Expenses

General and administrative expenses, net of amortization of deferred stock-based compensation, for the three months ended March 31, 2002 were approximately $1.5 million, which represented a decrease of approximately $932,000, or approximately 38%, from approximately $2.5 million for the three months ended March 31, 2001. This decrease is related primarily to headcount reductions during 2001 and related reductions in overhead spending, as well as overall cost reduction measures implemented throughout 2001. These decreases were offset in part by an increase in consulting fees related to the retention of Regent Pacific Management Corporation, legal and accounting costs related to the pending merger with Occam, and a charge relating to the settlement of a product defect claim (see Note 7—Product Defect Litigation in Item 1—Financial Statements”).

Stock-Based Compensation

In fiscal 2000, Accelerated Networks recorded total deferred stock compensation of approximately $6.0 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. Accelerated Networks is amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 31, 2001, Accelerated Networks had reversed deferred stock compensation of approximately $10.8 million, resulting from stock option cancellations and repurchase of unvested common shares from employees, and reversed an additional $122,000 in deferred stock-based compensation during the three months ended March 31, 2002 related to additional cancellations of unvested stock options. Amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were vested and subsequently cancelled, was approximately $57,000 for the three months ended March 31, 2002, as compared to a net reversal of approximately $21,000 for the three months ended March 31, 2001. At March 31, 2002, Accelerated Networks had $539,000 of unamortized deferred stock compensation, which will be amortized over the vesting period of the underlying options.

Other Income, Net

Other income, net of other expenses, for the three months ended March 31, 2002 consisted of net interest income of approximately $113,000 and a one-time gain of approximately $411,000 related to the settlement of a liability with a related party (See Note 5—Related Party Transactions in Item 1—Financial Statements”). Net of this one-time gain, net other income decreased by approximately $745,000, or 87%, from approximately $858,000 for the three months ended March 31, 2001. This decease was primarily attributable to interest earned on lower average cash balances throughout the relevant period, as well as a reduction in the average interest rates over the prior year.

Recent Accounting Pronouncements

In January 2002, Accelerated Networks adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“FASB”) and effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The adoption of SFAS No. 141 and 142 did not have a significant impact on the financial position or results of operations of Accelerated Networks.

In January 2002, Accelerated Networks adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued by the FASB and effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” SFAS No. 144 requires a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a significant impact on the financial position and results of operations of Accelerated Networks.

Liquidity and Capital Resources

Since inception, Accelerated Networks has financed its operations primarily through sales of equity securities.

Accelerated Networks raised approximately $88.6 million in private placements of redeemable convertible preferred securities prior to its initial public offering in June 2000. In June 2000, Accelerated Networks completed an initial public offering of 4.6 million shares (including 600,000 shares pursuant to the underwriters’ over-allotment option) of common stock at a price of $15.00 per share, resulting in proceeds of approximately $62.3 million net of the underwriters discount and offering expenses. Accelerated Networks also sold 200,000 shares of Accelerated Networks common stock at $15.00 per share in a concurrent private placement, resulting in proceeds of approximately $3 million.

At March 31, 2002, Accelerated Networks had cash and cash equivalents of approximately $22.6 million, no outstanding debt under any credit facilities, and approximately $142,000 of outstanding obligations under its equipment loans.

Accelerated Networks used approximately $5.1 million in cash for operating activities for the three months ended March 31, 2002, an increase of approximately $700,000, or 16%, from approximately $4.4 million used for operating activities for the three months ended March 31, 2001. This increase was primarily due to a decrease in accounts receivable collections related to substantially lower average accounts receivable balances during the quarter. The decrease in collections was substantially offset by a lower net loss for the quarter as compared to the prior year, as well as lower levels of cash usage for payments to vendors, reflective of reduced spending and decreased balances in accounts payable and accrued expenses as compared to prior year.

Accelerated Networks used approximately $2.0 million for its investing activities for the three months ended March 31, 2002, as the result of cash advanced under its loan agreement between Accelerated Networks and Occam. This compares to approximately $11.8 million used for investing activities for the three months ended March 31, 2001, consisting of approximately $9.6 million used for the purchase of available-for-sale securities and approximately $2.2 million used to purchase property & equipment.

Net cash generated from financing activities for the three months ended March 31, 2002 was approximately $8,000, as compared to net cash used for financing activities of approximately $11,000, due primarily to an increase in net proceeds from the exercise of employee stock options as compared to the prior year, offset by payments against capital lease obligations during each period.

Accelerated Networks currently has no significant commitments for capital expenditures. Accelerated Networks anticipates that it will increase its capital expenditures and capital lease commitments consistent with its anticipated needs.

At March 31, 2002, Accelerated Networks had approximately $2.7 million in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, a portion of which is expected to be settled and paid in 2002, and a portion of which is subject to a pending legal issue with the supplier (see Note 7—Supplier Litigation in Item 1—Financial Statements). At March 31, 2002, there was approximately $1.5 million included in accounts payable and accrued expenses on the balance sheet related to these commitments and contingencies.

At March 31, 2002, Accelerated Networks had approximately $483,000 in purchase commitments to another one of its former principal contract manufacturers, which is included in accounts payable and accrued expenses on the balance sheet and is expected to be settled and paid in 2002.

Accelerated Networks leases its facilities and certain assets under noncancellable leases through 2003, excluding various renewal options. At March 31, 2002, there was approximately $424,000 in total remaining commitments on these leases.

Without consideration of any effects that the proposed merger may have on liquidity and capital resources, Accelerated Networks anticipates that operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. Management believes that the remaining net proceeds from the issuance of equity securities and anticipated revenues from operations will be adequate to support Accelerated Networks’ operations for the next twelve months. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that Accelerated Networks does not meet its current operating plan as expected, and is unable to raise additional financing, Accelerated Networks may be required to further reduce spending, which could have a material adverse effect on Accelerated Networks’ ability to achieve its intended business objectives.

RISK FACTORS

Before deciding to invest in Accelerated Networks or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in Accelerated Networks’ other filings with the SEC, including Accelerated Networks’ Annual Report on Form 10-K filed April 1, 2002 and Accelerated Networks’ Registration Statement on Form S-4, as amended, filed April 26, 2002. The risks and uncertainties described below are not the only ones facing Accelerated Networks. Additional risks and uncertainties not presently known to Accelerated Networks or that Accelerated Networks currently deems immaterial may also affect its business operations. If any of these risks actually occur, Accelerated Networks’ business, financial condition or results of operations could be seriously harmed. In that event, the market price of Accelerated Networks’ common stock could decline and you may lose all or part of your investment. References to “the Company” in this section entitled “Risk Factors” refer to Accelerated Networks and Occam Networks Inc. as a combined entity following the proposed merger between the two companies, as more fully described under “Item 2—Management’s Discussion of Financial Condition and Results of Operations—Recent Events.”

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

In the event that the proposed merger with Occam is terminated by Accelerated Networks or if Accelerated Networks stockholders fail to approve the proposed merger, Accelerated Networks may be obligated to pay a termination fee of up to $3.25 million, plus all reasonable out-of-pocket expenses, as defined.

If Accelerated Networks does not successfully integrate its operations with those of Occam and realize the expected benefits of the merger, Accelerated Networks’ results of operations could be adversely affected.

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

In addition, successful integration of the operations of Accelerated Networks and Occam may place a significant burden on the management and internal resources of the Company after the merger. The diversion of management’s attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the future business, financial condition and operating results of Accelerated Networks.

Accelerated Networks will incur substantial expenses from the merger.

Accelerated Networks estimates that it will incur aggregate pre-tax costs of approximately $2.1 million associated with the merger, of which approximately $1.1 million has been paid as of March 31, 2002. In addition, Accelerated Networks expects to incur certain costs in connection with the integration of Occam. Such costs cannot now be reasonably estimated, because they depend on future decisions to be made by management of the Company after the merger, but they could be material. These costs and expenses will affect results of operations in the quarter in which the merger is completed.

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

The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns of the current and prospective customers of Accelerated Networks. This reduction in spending has led to an overall decrease in demand for Accelerated Networks’ products and has caused significant shortfalls in Accelerated Networks’ revenues. In addition, Accelerated Networks cannot predict whether there will be a market for Accelerated Networks’ products in the future. As a result, Accelerated Networks’ revenues and the market for its products may not be sufficient to support its ongoing operations in the foreseeable future. Recent and anticipated reductions in and changes to the sales organization of Accelerated Networks could also negatively impact Accelerated Networks’ ability to predict current and future customer needs. Changes to Accelerated Networks’ product line in anticipation of the merger could also impact customers’ previously anticipated buying plans.

Accelerated Networks has a history of losses, and as a result Accelerated Networks may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

Accelerated Networks has incurred significant losses since inception, and each expects that it will experience net losses and negative cash flow for the foreseeable future. As of March 31, 2002, Accelerated Networks had an accumulated deficit of approximately $143.9 million. Accelerated Networks expects its net revenue to be unpredictable in the near future. Accordingly, Accelerated Networks cannot assure you that it will ever generate sufficient net revenue to achieve or sustain profitability.

Accelerated Networks expects that if the merger is completed the it will have large fixed expenses and that the Company after the merger will incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, the expected significant operating expenses of the Company after the merger, and the rate at which competition in the telecommunications equipment industry is intensifying, Accelerated Networks may not be able to adequately control its costs and expenses or achieve or maintain adequate operating margins. As a result, Accelerated Networks’ ability to achieve and sustain profitability will depend on its ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

Accelerated Networks may invest a significant amount of its resources to develop, market and sell its products and may not realize any return on this investment.

Accelerated Networks may invest a significant amount of its resources to develop, market and sell its products. If Accelerated Networks’ products do not quickly achieve market acceptance, they may become obsolete before either Accelerated Networks has generated enough revenue from the sales of these products to realize a sufficient return on their investment. Furthermore, the rapidly changing technological environment in which Accelerated Networks operates can require the frequent introduction of new products, resulting in short product lifecycles. In addition, Accelerated Networks may need to write-down inventories to current values or write-off excess and obsolete inventory. If Accelerated Networks incurs substantial development, sales, marketing and inventory expenses that it is unable to recover, and if Accelerated Networks or is unable to compensate for such expenses, Accelerated Networks’ business, financial condition and results of operations could be materially and adversely affected.

The long sales and implementation cycles for Accelerated Networks products may cause its revenue and operating results to vary significantly.

A customer’s decision to purchase Accelerated Networks’ products will often require a significant commitment of resources from the customer and usually involves a lengthy evaluation and product qualification process prior to any firm commitment to purchase the Company’s products. As a result, Accelerated Networks may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. In addition, Accelerated Networks’ sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom it is selling. Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of the Company’s prospective customers.

As a result of the above factors, Accelerated Networks’ revenue and operating results may vary significantly from quarter to quarter.

Accelerated Networks’ customers may sporadically place large orders with short lead times, which may cause its revenue and operating results to vary significantly from quarter to quarter.

Accelerated Networks believes that its current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, Accelerated Networks may receive purchase orders for significant dollar amounts on an irregular basis. These orders may have short lead times. As a result, Accelerated Networks may not have sufficient inventory to fulfill these orders and may incur significant costs in attempting to expedite and fulfill these orders. The foregoing may also cause Accelerated Networks’ revenue and operating results may vary significantly and unexpectedly from quarter to quarter.

Accelerated Networks may fail to meet its revenue targets or experience significant quarterly revenue fluctuation if i t fails to maintain and manage a consistent order backlog or if it experiences product shipment delays, new orders and shipment schedules for each quarter.

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

Sales to a small number of customers have historically accounted for a significant portion of Accelerated Networks’ revenues. In the three months ended March 31, 2002, one customer was accounted for approximately 73% of total revenue for this period. In the three months ended March 31, 2001, another single customer accounted for generated approximately 84% of total revenue for this period. Accelerated Networks anticipates that it will depend on a small number of customers to generate a majority of its revenues for the foreseeable future. As a result, its revenue could be materially and adversely impacted due to loss of customers, order cancellations or delays, the failure to collect receivables from customers and failure to diversify its customer base.

If Accelerated Networks is not able to collect receivables from its customers or is required to grant stock rotation or inventory return rights, it may fail to meet its revenue targets.

Substantially all of Accelerated Networks’s net receivables at March 31, 2002 have been collected. Nevertheless, market conditions in the telecommunications equipment industry have also deteriorated significantly and many of Accelerated Networks’ customers and potential customers have experienced financial difficulties, including bankruptcy and the Company may have significant difficulties in collecting accounts receivables in the future, and may be required to write off a significant amount of its accounts receivable. Further, if current customers’ expectations are affected by actual or potential product line elimination in connection with the merger, this could negatively impact Accelerated Networks’ ability to collect outstanding receivables from these customers.

Accelerated Networks’ ability to operate and grow its business after the merger may be harmed if it is unable to develop and maintain strategic relationships with third parties.

If, following the merger, Accelerated Networks is unable to develop and maintain strategic relationships with developers of third party technologies that it believes are crucial to its business, it may be unable to offer new or enhanced products in a timely manner and its ability to compete in its market would be harmed. Furthermore, Accelerated Networks’ current largest distribution partner, Siemens AG, acquired Efficient Networks, Inc., one of Accelerated Networks’ competitors. Accelerated Networks does not know the extent to which its relationship with Siemens will be impacted by Siemens acquisition of Efficient Networks. Accordingly, Accelerated Networks believes that its business and the business of the Company after the merger may be harmed if it is unable to develop and maintain strategic relationships with additional distribution partners. Finally, actual or perceived changes in Accelerated Networks’ caused by its pursuit of the potential merger could cause current partners to re-evaluate their desire to continue supporting Accelerated Networks, and may discourage potential partners from developing relationships with Accelerated Networks prior to the completion of the merger.

Accelerated Networks’ prospective customers may have financial constraints which may limit their ability to purchase new products.

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase Accelerated Networks’ products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase the Company’s products. For example, some competitive local exchange carriers have recently implemented significant capital expenditure reductions which may reduce their ability or willingness to purchase new products. Accelerated Networks’ customers may also include smaller, start-up companies that could experience cash flow problems, resulting in the Company being unable to collect amounts due.

If Accelerated Networks fails to accurately predict its manufacturing requirements, it could incur additional costs or experience manufacturing delays.

Lead times for the materials and components that Accelerated Networks orders from its contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If Accelerated Networks overestimates its component requirements, its contract manufacturers may purchase excess inventory. If the contract manufacturers purchase excess inventory that is unique to Accelerated Networks products, Accelerated Networks could be required to pay for these excess parts and recognize related inventory write-down costs. If Accelerated Networks underestimates its component requirements, its contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of Accelerated Networks’ products and result in delays in shipments and revenue.

Furthermore, Accelerated Networks does not have a long-term supply contract with its primary contract manufacturers. Consequently, Accelerated Networks’ manufacturers will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, Accelerated Networks will not be able to guarantee that its contract manufacturers will be able to provide enough products to meet the Company’s requirements at a commercially reasonable price.

If the components required by Accelerated Networks are not unique to the Company’s products, and such components are in high demand, Accelerated Networks cannot guarantee that its requirements will be met by its contract manufacturers. As a result, Accelerated Networks may experience shortages of certain components from time to time, which could delay the manufacturing of its products and recognition of revenue.

Because Accelerated Networks will depend upon a small number of outside contractors to manufacture its products, Accelerated Networks’ operations could be delayed or interrupted if it encounters problems with any of its outside contractors.

Accelerated Networks does not have internal manufacturing capabilities, and relies upon a small number of outside contractors to build its products. This reliance on a small number of outside contractors involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of Accelerated Networks’ current or previous manufacturers are unable or unwilling to continue manufacturing the Company’s products in required volumes and at high quality levels, Accelerated Networks will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to Accelerated Networks when needed or may not be in a position to satisfy its production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would result in Accelerated Networks having to reduce its supply of products to its customers, which in turn could have a material adverse effect on the Company’s customer relations, business, financial condition and results of operations.

Accelerated Networks will depend on sole source and limited source suppliers for key components, and if it is unable to buy these components on a timely basis, it will not be able to deliver its products to its customers.

Accelerated Networks will depend on sole source and limited source suppliers for key components of its products. For example, several of the key components used in Accelerated Networks’ products, including field programmable gate arrays, DSL transreceivers, microprocessors, digital signal processors and custom power supplies, are sourced from single or limited sources of supply. Any of the Company’s sole source suppliers could stop producing the components upon which Accelerated Networks will rely, be acquired by, or enter into exclusive arrangements with, Accelerated Networks’ competitors, or cease operations entirely and as a result, may stop selling their products or components to Accelerated Networks at commercially reasonable prices, or may refuse or be unable to sell products or components to the Company altogether. Further, Accelerated Networks’ and Occam’s announcement that they had entered into a merger agreement and the changes to occur, or that have already occurred, in connection with the merger, to Accelerate Networks’ business and senior management, could cause suppliers to re-evaluate the future of their business relationships with Accelerated Networks. Any changes in these relationships could lead to higher costs for Accelerated Networks or the need for the Company to find alternative suppliers.

Any interruption or delay in the supply of any sole-source components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Accelerated Networks’ ability to meet scheduled product deliveries to its customers and would materially adversely affect its business, results of operations and financial condition.

If Accelerated Networks fails to enhance its existing products or develop and introduce new products that meet changing customer requirements and technological advances, the Company’s ability to sell its products would be materially and adversely affected.

The markets for Accelerated Networks’ products are characterized by rapid technological advances, evolving industry standards, changes in end user requirements, frequent new product introductions and changes in voice and data service offerings by service providers. The Company’s future success will significantly depend on its ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and the Company may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. Accelerated Networks may also experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that Accelerated Networks manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. Accelerated Networks may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, Accelerated Networks may change or delay its product road map in anticipation of the pending merger, which may negatively impact or delay new or improved product advances. If Accelerated Networks is not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if its new products or enhancements fail to achieve market acceptance, its business, financial condition and results of operations would be materially and adversely affected.

If Accelerated Networks’ products contain undetected software or hardware errors, it could incur significant unexpected expenses and lost sales.

Accelerated Networks’ products have not yet been widely deployed. As a result, Accelerated Networks cannot be sure that its products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. Accelerated Networks’ customers may discover errors or defects in its products after the products have been broadly deployed and as the customers’ networks expand and are modified. Any defects or errors in Accelerated Networks’ products discovered in the future, or failures of the Company’s customers’ networks, whether caused by Accelerated Networks’ products or another vendor’s products, could result in loss of, or delay in, revenue, loss of market share and negative publicity regarding Accelerated Networks and its products. Any of the above which could have a material adverse effect on Accelerated Networks’ business, results of operations and financial condition.

If the development and adoption of relevant industry standards do not occur on a timely basis, Accelerated Networks’ products may not achieve market acceptance.

Accelerated Networks’ ability to achieve market acceptance for its products will depend in part on the timing and adoption of industry standards for new technologies in its relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology. The existence of multiple competing standards may also retard or delay the development of a broad market for the Company’s products. Accelerated Networks may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, Accelerated Networks’ products may not comply with eventual industry standards, which could hurt its ability to sell its products and also require the Company to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of the Company’s products depends upon widespread market acceptance of its underlying technologies.

Accelerated Networks’ customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact its customers could harm the Company’s business.

The jurisdiction of the FCC extends to the entire communications industry, including Accelerated Networks’ customers. Future FCC regulations affecting the broadband access industry, Accelerated Networks’ customers, or the service offerings of these customers, may harm the Company’s business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of Accelerated Networks’ customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which Accelerated Networks’ customers operate. To the extent Accelerated Networks’ customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on the Company’s business, financial condition and results of operations.

If Accelerated Networks fails to comply with regulations and evolving industry standards, sales of its existing and future products could be adversely affected.

Failure of Accelerated Networks’ products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of its existing and future products. While Accelerated Networks believes that its products comply with all current governmental laws, regulations and standards, the Company may be unable to continue to design its products to comply with all necessary requirements in the future.

In addition, Accelerated Networks’ key competitors may establish proprietary standards, which may not be made available to Accelerated Networks. As a result, the Company’s products may not be interoperable with its customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of Accelerated Networks’ potential customers will require that Accelerated Networks’ products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If Accelerated Networks’ products cannot operate in such an environment, they may not achieve market acceptance and the Company’s ability to generate revenue would be seriously impaired.

Accelerated Networks’ inability to protect its intellectual property could adversely affect its ability to compete.

Accelerated Networks will depend on its proprietary technology for its success and ability to compete successfully in its market. Although Accelerated Networks has seven patent applications pending it does not have any issued patents. The Company will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Existing copyright, trademark and trade secret laws will afford the Company only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any infringement of Accelerated Networks’ proprietary rights could result in significant litigation costs, and any failure by Accelerated Networks to adequately protect its proprietary rights could result in its competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

Despite Accelerated Networks’ efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company’s products or to obtain and use information that it regards as proprietary. Accordingly, Accelerated Networks may be unable to protect its proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of its products would be difficult for the Company. Litigation may be necessary in the future to enforce Accelerated Networks’ intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Accelerated Networks’ business, financial condition and operating results.

If necessary licenses of third party technology are not available to Accelerated Networks or are very expensive, it may not be able to develop new products or product enhancements, which would seriously impair its ability to compete effectively.

From time to time Accelerated Networks may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to the Company on commercially reasonable terms, if at all. Its inability to obtain necessary third-party licenses may force Accelerated Networks to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of the Company’s products and which would result in a material and adverse effect on its business, financial condition and results of operations.

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

Accelerated Networks’ industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to the Company’s business. In addition, in its agreements, Accelerated Networks may agree to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that Accelerated Networks’ products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require the Company to modify its products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Accelerated Networks, if at all.

Accelerated Networks may not be able to raise additional capital to fund its future operations.

The development and marketing of new products and the expansion of its direct sales operation and associated support personnel is expected to require a significant commitment of resources. In connection with the merger, some of Occam’s existing investors will provide the Company after the merger with an additional $10 million in equity financing and $10 million in loan guarantees or debt financing. This additional capital, along with the other capital resources available to Accelerated Networks following the merger may be insufficient to fund its future operations. If the merger is not completed or Accelerated Networks is unable to obtain additional capital, it may be required to reduce the scope of its planned product development and marketing and sales efforts, which would harm its business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

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

The success of Accelerated Networks following the merger will depend upon the continued service of some executive officers and other key personnel and its ability to hire additional key personnel in the future. Upon completion of the merger, it is expected that the Occam’s management team will largely replace the current management team of Accelerated Networks. In particular, it is expected that Kumar Shah, Occam’s president and chief executive officer, will become Accelerated Networks’ president and chief executive officer. The loss of the services of any key management personnel, or key sales personnel and engineers, could materially adversely affect Accelerated Networks’ business, financial condition and results of operations.

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

Accelerated Networks’ business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs.

Accelerated Networks’ business and operations will depend on the extent to which its facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions taken by the Company, a natural disaster or other unanticipated problem could, among other things, hinder its research and development efforts, delay the shipment of its products and affect its ability to receive and fulfill orders.

For example, because the final assembly and assembled product testing of the Accelerated Networks product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on Accelerated Networks’ business, results of operations and financial condition. While the Company believes that its insurance policy is comparable to those of similar companies in its industry, it does not cover all natural disasters, in particular, earthquakes or floods.

Potential economic and political instability in India could adversely affect Accelerated Networks’ product development efforts or financial results.

Accelerated Networks currently has a subsidiary in India. This subsidiary employs approximately 14 individuals representing approximately 28% of Accelerated Networks’ workforce as of March 31, 2002, all of whom are expected to remain employed after the merger. This Indian subsidiary performs product development and testing for Accelerated Networks’ Element Management System, which is not utilized by Accelerated Networks’ on-going IAD product line but has been retained for potential application to products currently being developed by Occam and sold by Accelerated Networks after the merger. As of March 31, 2002, the Indian subsidiary had not generated any revenue for Accelerated Networks, and is not expected to generate any revenue in the foreseeable future. During 2001, the Indian subsidiary represented approximately 5% of Accelerated Networks’ total research and development expense and approximately 2.5% of Accelerated Networks’ total operating expense. Because of Accelerated Networks’ projected use of this Indian subsidiary, any political or economic instability in India could adversely affect the Company’s projected development efforts or its projected expenses for the Indian subsidiary.

The Indian subsidiary currently receives favorable tax and tariff treatment for its product development activities in India. However, if this favorable treatment is unavailable to Accelerated Networks for any reason, including political instability in India resulting in a government adverse to foreign corporate activity, a number of adverse consequences could occur, including higher tariffs, taxes or export controls, and increased governmental ownership or regulation, any of which would increase the Company’s costs of product development.

In addition, Accelerated Networks has historically recorded, and will likely continue to record, expenses for its subsidiary in India in Indian Rupees. Accordingly, Accelerated Networks’ operating results are exposed to changes in exchange rates between the U.S. dollar and Indian Rupee. While to date Accelerated Networks’ results have not materially been affected by any changes in currency exchange rates, a devaluation of the U.S. dollar against the Indian Rupee would adversely affect its expenses for its Indian subsidiary which in turn could have an adverse effect on the Company’s financial results.

If Accelerated Networks is unable to maintain its listing on The Nasdaq National Market, the liquidity of Accelerated Networks common stock would be seriously limited.

On February 14, 2002, Accelerated Networks received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on The Nasdaq National Market. The Nasdaq Staff further notified Accelerated Networks that if, by May 15, 2002, Accelerated Networks fails to regain compliance it will be subject to delisting from The Nasdaq National Market. There can be no assurances that Accelerated Networks’ actions, including the proposed merger, will result in Accelerated Networks regaining compliance with the minimum bid price requirement for continued listing.

If Accelerated Networks receives notification after May 15, 2002 that it has failed to regain compliance and is subject to delisting, Accelerated Networks may request a hearing before the Nasdaq Qualifications Panel to review the staff determination.

In addition, Accelerated Networks has been informed by the Nasdaq Staff that the proposed merger with Occam would constitute a “Reverse Merger” under National Association of Securities Dealers Rule 4330(f). Accordingly, Accelerated Networks will be required to satisfy the requirements for initial inclusion on The Nasdaq National Market in order for Accelerated Networks common stock to remain listed on The Nasdaq National Market following the completion of the merger. Currently, Accelerated Networks would not satisfy these requirements. If Accelerated Networks does not meet these requirements upon completion of the merger, Accelerated Networks anticipates that the Nasdaq Staff will notify Accelerated Networks that the Accelerated Networks common stock will be delisted from The Nasdaq National Market promptly following the completion of the merger. Accelerated Networks will have an opportunity to appeal this determination and intends to do so. A hearing on the appeal would be required to take place before an independent appeal panel within 45 days after Accelerated Networks files its appeal.

Accelerated Networks will not be delisted until a formal decision is made by either panel; however, there can be no assurance that either panel would decide to allow Accelerated Networks to remain listed. Accelerated Networks may also be allowed to transfer its securities from The Nasdaq National Market to the The Nasdaq SmallCap Market. Any of the foregoing may adversely impact Accelerated Networks’ stock price, as well as its liquidity and the ability of Accelerated Networks’ stockholders to purchase and sell Accelerated Networks’ shares in an orderly manner, or at all. Furthermore, a delisting of Accelerated Networks’ shares could damage Accelerated Networks’ general business reputation and impair its ability to raise additional funds. Any of the foregoing events could have a material adverse effect on Accelerated Networks’ business, financial condition and operating results.

Accelerated Networks is currently named as defendant in several securities class action lawsuits and a breach of contract suit. If Accelerated Networks is unable to successfully defend itself in any one of these lawsuits, and if Accelerated Networks’ liability insurance coverage is not adequate to cover Accelerated Networks’ losses, the Company’s cash resources would be materially adversely impacted.

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

Accelerated Networks is also aware that three securities class action lawsuits have been filed against it, the underwriters of its initial public offering, its individual board members and certain or its former officers, in the United States District Court for the Southern District of New York. The lawsuits, which were filed on behalf of investors who purchased stock between June 22, 2000 and June 8, 2001, allege that the underwriter defendants agreed to allocate stock in the Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that Accelerated Networks made false and misleading statements or omissions with respect to these alleged activities in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. Accelerated Networks intends to defend the actions vigorously.

In addition, Accelerated Networks is a party to a breach of contract lawsuit whereby one of Accelerated Networks’ suppliers has alleged that Accelerated Networks breached a value-added product sales agreement by failing to pay for non-cancelable products for which Accelerated Networks issued purchase orders, and for refusing to take delivery of products Accelerated Networks had allegedly agreed to accept. A lawsuit related to these claims was filed on December 3, 2001 in the Los Angeles County Superior Court of the State of California. Accelerated Networks believes that it has valid crossclaims against the plaintiff, and intends to defend this action vigorously.

If the demand for multiservice broadband access services does not develop, then Accelerated Networks’ results of operations and financial condition would be adversely affected.

Sales of Accelerated Networks’ products depend on the widespread adoption of multiservice broadband access services. If the demand for multiservice broadband access services does not develop, Accelerated Networks’ results of operations and financial condition would be adversely affected. To date, the market for multiservice broadband access services has developed more slowly than anticipated, and may in fact not fully develop at all. Certain critical factors will likely continue to affect the development of the multiservice broadband access services market, including:

•	the demand for broadband access;

•	the development of a viable business model for multiservice broadband access services, including the ability to market, sell, install and maintain these services profitably;

•	the extent that service providers are unable to deploy broadband access;

•	the ability to interoperate with equipment from multiple vendors in service provider networks;

•	evolving industry standards for DSL, T1 and other transmission technologies;

•	varying and uncertain conditions of the copper pair infrastructure, including size and length, electrical interference, and crossover interference with voice and data telecommunications services; and

•	domestic and foreign government regulation.

Even if these factors are adequately addressed, given the economic downturn in its market, Accelerated Networks cannot be certain that it will be able to successfully market, sell and deploy its products in large enough volumes to support its operations.

Changes to Accelerated Networks’ product lines or product road map could delay or eliminate future orders from certain customers and targets.

Accelerated Networks no longer provides an end-to-end solution for potential and existing customers. Recent product line eliminations undertaken by Accelerated Networks could cause certain current customer or potential customers who desire a specific product or an end-to-end solution to re-evaluate their needs for Accelerated Networks products. Customers may also need to evaluate and test for interoperability between continuing Accelerated Networks products and products produced by other manufacturers. Such activities could delay deployment of Accelerated Networks products or could cause customers to shift to a competitor’s products instead of previously utilized Accelerated Networks products. These changes to customer decisions would have a material adverse impact on Accelerated Networks’ anticipated revenues.

Risks associated with the broadband access industry’s intense competition could prevent Accelerated Networks from increasing or sustaining its revenue and prevent it from achieving or sustaining profitability.

The market for multiservice broadband access products is highly competitive. If Accelerated Networks cannot compete effectively in its industry, it may be unable to achieve or sustain profitability. Accelerated Networks competes directly with numerous companies, including Alcatel SA, Cisco Systems, Inc., CopperCom, Inc., Efficient Networks, Inc., Jetstream Communications, Inc., Lucent Technologies Inc., Nokia Corporation, Nortel Networks Corporation, Polycom, Inc., Tollbridge Technologies, Inc., Vina Technologies, Inc. and Zhone Technologies, Inc. Many of Accelerated Networks’ current and potential competitors have longer operating histories, significantly greater selling and marketing, technical, manufacturing, financial, customer support, professional services and other resources, including vendor-sponsored financing programs. As a result, these competitors and potential competitors are able to devote greater resources to the development, promotion, sale and support of their products. Accelerated Networks may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing or new competitors.

The markets in which Accelerated Networks competes are characterized by increasing consolidation. Accelerated Networks cannot predict how industry consolidation will affect its competitors and Accelerated Networks may not be able to compete successfully in an increasingly consolidated industry.

If Accelerated Networks’ revenue and operating results fall below analysts’ and investors’ expectations, Accelerated Networks’ stock price may not recover from this decline and it may decline below its current price.

Accelerated Networks’ quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of the control of Accelerated Networks. If Accelerated Networks’ quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of Accelerated Networks common stock could significantly decline. In addition, the pendency of the merger may contribute to the difficulties associated with predicting the future operating results of Accelerated Networks, which may also negatively impact the expectations of investors and security analysts. As a result, the trading price of Accelerated Networks common stock could significantly decline prior to the completion of the merger or following completion of the merger.

ITEM 3.     Quantitative And Qualitative Disclosures About Market Risk

Accelerated Networks does not hold financial instruments for trading or speculative purposes. Its financial instruments have short maturities and therefore are not subject to significant interest rate risk. Accelerated Networks generally places its marketable security investments in high credit quality instruments, primarily corporate obligations with contractual maturities of less than one year. Accelerated Networks’ financial liabilities that are subject to interest rate risk are its credit facilities, which have stated interest rates based on the bank’s prime rate. Accelerated Networks does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material. Accelerated Networks does not use any derivatives or similar instruments to manage its interest rate risk.

Accelerated Networks currently has product development activities in India. Accelerated Networks records expenses for its subsidiary in India in Indian rupees. Accordingly, Accelerated Networks’ operating results are also exposed to changes in exchange rates between the U.S. dollar and Indian rupee. While to date, Accelerated Networks’ results have not materially been affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian rupee would adversely affect Accelerated Networks’ expenses for its Indian subsidiary.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against Accelerated Networks and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with Accelerated Networks’ June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks filed a motion to dismiss the amended complaint on January 10, 2002. Plaintiffs opposed the motion and a hearing on the motion took place on April 22, 2002. At the hearing, the Court granted the motion as to plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. Plaintiffs were given 30 days leave to amend their 1934 Act claims. Accelerated Networks intends to defend the litigation vigorously.

IPO Allocation Cases

In June 2001, three putative shareholder class action lawsuits were filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was purportedly filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Accelerated Networks believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. No date has been set for Accelerated Networks to respond to the Complaint. Accelerated Networks intends to defend the litigation vigorously.

Product Defect Litigation

In October 2000, Accelerated Networks was advised by one of its customers that the customer believed that certain of Accelerated Networks’ products sold and delivered to the customer were defective and that it believed that Accelerated Networks failed to perform under the agreement between the two parties. The customer demanded that it be permitted to return the products to Accelerated Networks in exchange for a return of the purchase price of approximately $3,000,000. On May 8, 2001, the customer filed a lawsuit against Accelerated Networks in the United States District Court of Colorado related to this claim. In April 2002, Accelerated Networks finalized a settlement agreement and mutual release settling all outstanding claims relating to this matter. Accelerated Networks’ final obligation under the settlement of $250,000 was paid in April 2002.

Supplier Litigation

On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. Subsequent to the filing of the complaint, the supplier filed a Writ of Attachment motion seeking to have the alleged amount owed put into an escrow pending outcome of the case. Accelerated Networks filed a response to the Writ of Attachment and a Demur to the complaint. The hearing was held on January 17, 2002 and the court denied the motion for a Writ of Attachment, granted Accelerated Networks’ Demur and gave the supplier leave to amend the complaint. Accelerated Networks believes that it has valid cross claims against the plaintiff and intends to defend the litigation vigorously.

Patents Claim

In July 2000, Accelerated Networks received notification from a competitor of alleged patent infringement related to the distribution of certain of its products. Accelerated Networks has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on Accelerated Networks’ consolidated financial position, results of operations or cash flows.

Item 2.     Changes In Securities And Use of Proceeds

(d)  Use of Proceeds from Sales of Registered Securities.    On June 28, 2000, the Company completed an initial public offering (the “Offering”) of its Common Stock, $.001 par value, which was underwritten by Credit Suisse First Boston, UBS Warburg LLC and U.S. Bancorp Piper Jaffray. The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-31732) that was declared effective by the SEC on June 22, 2000. The Offering commenced on June 23, 2000 and closed on June 28, 2000 after all 4,600,000 shares of Common Stock registered under the Registration Statement (including 600,000 shares sold pursuant to the exercise of the Underwriters’ over-allotment option) were sold at a price of $15.00 per share.

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

As of March 31, 2002, the Company had used approximately $42.7 million of the net proceeds from the Offering, primarily to fund purchases of property and equipment of approximately $6.9 million, debt repayments of approximately $2.3 million, and working capital requirements of approximately $33.5 million. None of the Company’s net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      Submission Of Matters TO A Vote OF Security Holders

None.

Item 5.     Other Information

On February 14, 2002, Accelerated Networks received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on The Nasdaq National Market. The Nasdaq Staff further notified Accelerated Networks that if, by May 15, 2002, Accelerated Networks fails to regain compliance it will be subject to delisting from The Nasdaq National Market. There can be no assurances that Accelerated Networks’ actions, including the proposed merger, will result in Accelerated Networks regaining compliance with the minimum bid price requirement for continued listing. If Accelerated Networks receives notification after May 15, 2002 that it has failed to regain compliance and is subject to delisting, Accelerated Networks may request a hearing before the Nasdaq Qualifications Panel to review the staff determination.

In addition, Accelerated Networks has been informed by the Nasdaq Staff that the proposed merger with Occam would constitute a “Reverse Merger” under National Association of Securities Dealers Rule 4330(f). Accordingly, Accelerated Networks will be required to satisfy the requirements for initial inclusion on The Nasdaq National Market in order for Accelerated Networks common stock to remain listed on The Nasdaq National Market following the completion of the merger. Currently, Accelerated Networks would not satisfy these requirements. If Accelerated Networks does not meet these requirements upon completion of the merger, Accelerated Networks anticipates that the Nasdaq Staff will notify Accelerated Networks that the Accelerated Networks common stock will be delisted from The Nasdaq National Market promptly following the completion of the merger.

Accelerated Networks will have an opportunity to appeal this determination and intends to do so. A hearing on the appeal would be required to take place before an independent appeal panel within 45 days after Accelerated Networks files its appeal.

Item 6.     Exhibits And Reports On Form 8-K

(a)   See Index to Exhibits

(b)   Reports of Form 8-K

There were no Reports on Form 8-K filed by the Company during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATED NETWORKS, INC. (Registrant)

By:	/s/ H. MICHAEL HOGAN III
H. Michael Hogan III Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.1
Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (included in Annex A to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002).

2.2
Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (included in Annex AA to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002).

2.3
Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (included in Annex AAA to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002).

3.1
Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to the similarly numbered exhibit on the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).

3.2
Registrant’s Amended and Restated Bylaws (incorporated herein by reference to the similarly numbered exhibit on the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).

10.1
Form of Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (included in Annex K1 to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002)

10.2
Form of Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (included in Annex K2 to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002).

10.3
Form of Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (included in Annex K3 to the proxy statement/prospectus forming part of Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 26, 2002).