Form 10-Q
period 2002-06-30
OCCAM NETWORKS INC/DE
filed 2002-08-12
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                    For the three month period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number   000-30741

OCCAM NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0442752 (I.R.S. Employer Identification No.)

77 Robin Hill Road Santa Barbara, California (Address of principal executive office)	93117 (Zip Code)

(805) 692-2900 (Registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding as of August 5, 2002: 141,237,778 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of

	June 30, 2002	December 31, 2001

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,188	$6,639
Accounts receivable	284	59
Inventories	3,784	345
Prepaid and other current assets	857	666
Deferred merger related costs	—	660

Total current assets	28,113	8,369
Property and equipment, net	3,675	3,940
Other assets	633	282

Total assets	$32,421	$12,591

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,023	$2,771
Accrued payroll	1,311	890
Capital lease obligations, current portion	656	501
Deferred revenue	319	42

Total current liabilities	8,309	4,204
Capital lease obligations, net of current portion	1,158	1,439

Total liabilities	9,467	5,643

Commitments and contingencies (Notes 5 and 6)
Common stock potentially subject to rescission	10,100	—
Stockholders’ equity:
Series A preferred stock, authorized, issued and outstanding –– 0 and 6,975 shares at June 30, 2002 and December 31, 2001, respectively	—	6,946
Series B preferred stock, authorized –– 0 and 20,000 shares; issued and outstanding –– 0 and 18,141 shares at June 30, 2002 and December 31, 2001, respectively	—	30,753
Common stock, authorized –– 200,000 shares; issued and outstanding –– 141,827 and 14,253 shares at June 30, 2002 and December 31, 2001, respectively	142	9,526
Additional paid-in capital	66,621	—
Warrants	620	187
Deferred stock compensation	(5,313)	(7,200)
Note receivable from stockholder	—	(50)
Accumulated deficit	(49,216)	(33,214)

Total stockholders’ equity	12,854	6,948

Total liabilities and stockholders’ equity	$32,421	$12,591

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net revenue	$57	$—	$112	$—
Cost of revenue	95	—	232	—

Gross loss	(38)	—	(120)	—
Operating expenses (1):
Research and product development	4,989	3,244	9,922	6,085
Sales and marketing	1,813	987	3,249	1,820
General and administrative	1,304	1,092	2,637	2,286

Total operating expenses	8,106	5,323	15,808	10,191

Loss from operations	(8,144)	(5,323)	(15,928)	(10,191)
Interest income (expense), net	(12)	285	(74)	436

Net loss	(8,156)	(5,038)	(16,002)	(9,755)
Beneficial conversion feature	(541)	—	(541)	—
Warrants issued with series C preferred stock	(255)	—	(255)	—
Interest attributable to common stock potentially subject to rescission	(100)	—	(100)	—

Net loss attributable to common stockholders	$(9,052)	$(5,038)	$(16,898)	$(9,755)

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(1.13)	$(0.45)	$(2.44)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	73,975	4,460	37,570	4,000

(1) Amortization of deferred stock-based compensation included in:
Research and product development	$295	$159	$588	$314
Sales and marketing	63	35	129	78
General and administrative	(95)	34	87	51

	$263	$228	$804	$443

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	June 30, 2002	June 30, 2001

Operating activities:
Net loss	$(16,002)	$(9,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	661
Amortization of deferred stock compensation	804	443
Change in other assets	(44)	(278)
Amortization of deferred financing costs	12	10
Accrued interest expense on convertible promissory notes to stockholders	—	5
Changes in current assets and liabilities:
Accounts receivable	(225)	—
Inventories	(121)	(243)
Prepaid and other current assets	212	(97)
Deferred merger related costs	(97)	—
Accounts payable, accrued expenses and deferred revenue	(597)	(1,442)
Accrued payroll and related liabilities	179	260

Net cash used in operating activities	(14,863)	(10,436)
Investing activities:
Net purchases of property and equipment	(415)	(1,976)
Net cash received from merger	16,896	—

Net cash provided by (used in) investing activities	16,481	(1,976)

Financing activities:
Proceeds from issuance of series B preferred stock, net of issuance costs	—	29,308
Proceeds from issuance of series C preferred stock	10,000	—
Proceeds from exercise of stock options, net of repurchases of unvested common stock	(19)	15
Proceeds from capital lease obligations	—	472
Repayments of capital lease obligations	(250)	—
Proceeds of loan from Accelerated Networks	5,200	—

Net cash provided by financing activities	14,931	29,795

Increase in cash and cash equivalents	16,549	17,383
Cash and cash equivalents at beginning of period	6,639	409

Cash and cash equivalents at end of period	$23,188	$17,792

Supplemental disclosure of non-cash transactions:
Conversion of series A preferred stock to common stock	$6,946	$—

Conversion of series B and B-1 preferred stock to common stock	$30,753	$—

Conversion of series C preferred stock to common stock potentially subject to rescission	$10,000	$—

Interest paid	$148	$7

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All interim information relating to the three- and six-month periods ended
June 30, 2002 and 2001 is unaudited)

1.        BUSINESS AND BASIS OF PRESENTATION

The Company

Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”) on May 14, 2002.  After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to “Occam Networks, Inc.”  Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

The Company develops and markets a suite of broadband loop carriers, a simple, cost-effective solution that enables Incumbent Local Exchange Carriers (ILECs) to overcome the limitations of the local loop to profitably deliver a variety of voice and broadband services to their subscribers.   The Company also develops and markets a complete line of Integrated Access Devices, customer premise equipment that provides Local Area Networks (LAN) and legacy voice services to business customers from a converged access network.

In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors.  Based on current operating plans management believes that the cash proceeds from the series C preferred stock offering, the cash available under the financing commitment and cash on hand will be sufficient to meet working capital and capital requirements of the Company through at least June 2003.  Also, management’s plans include increasing revenues through the launch of additional products and controlling costs. There is no assurance that management will be successful in these plans.  If events and circumstances occur such that the Company does not meet its current operating plan as expected, the Company may be required to reduce spending which may have a material adverse effect on the combined organization’s ability to achieve its intended business objectives.  Since inception the Company has experienced operating losses and negative cash flows from operations and has funded operations primarily through the sale of equity securities and debt borrowings.  As of June 30, 2002, the Company had positive working capital of approximately $19,804,000.

Basis of Presentation

The accompanying consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2001, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

The merger of Accelerated Networks and Occam CA was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes.  As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002 for the year ended December 31, 2001, and the financial statements and the notes thereto included on pages F-28 to F-45 of the joint proxy statement/prospectus contained in the Company’s registration statement on Form S-4 (File No. 333-75816).

The Company reports quarterly results based on a thirteen-week accounting calendar.  Accordingly, the actual quarter end for the second quarter of fiscal 2002 was June 28, 2002. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within each quarterly period.

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

2.        NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator:
Net loss attributable to common stockholders	$(9,052)	$(5,038)	$(16,898)	$(9,755)

Denominator (basic and diluted):
Weighted average shares outstanding	78,519	12,254	42,997	12,097
Less: Weighted average common shares subject to repurchase	4,544	7,794	5,427	8,097

Weighted average shares used to compute basic and diluted net loss per share	73,975	4,460	37,570	4,000

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(1.13)	$(0.45)	$(2.44)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	June 30, 2002	June 30, 2001

Unvested shares of common stock subject to repurchase	2,871	7,191
Warrants	3,533	383
Stock options	32,937	14,553
Convertible preferred stock	—	51,162

Common stock equivalents	39,341	73,289

3.        INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$1,586	$345
Finished goods	2,198	—

	$3,784	$345

4.        BUSINESS COMBINATION

On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam CA pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks.

The transaction, which closed on May 14, 2002, has been accounted for using the purchase method of accounting.

Under the terms of the merger agreement, upon completion of the merger, stockholders of Occam CA received shares of Accelerated Networks common stock for their shares of Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization.

The purchase price for accounting purposes was established using the fair market value of 50,900,000 shares of outstanding (as of May 14, 2002) Accelerated Networks common stock of $0.3879, determined using average stock closing prices beginning four days before and ending four days after the announcement of the merger on November 12, 2001, the fair value of assumed options to acquire 8,892,000 shares of Accelerated Networks common stock and warrants to acquire 200,000 shares of Accelerated Networks common stock as of May 14, 2002 (calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 4%, a volatility factor of 80%, a contractual life of four years and no dividend yield) and the Company’s acquisition-related costs, as follows (in thousands):

Fair value of Accelerated Networks common stock	$19,743
Fair value of Accelerated Networks options and warrants assumed	1,272
Acquisition-related costs	1,089

Purchase price	$22,104

The fair values of the Accelerated Networks tangible and intangible assets acquired and liabilities assumed have been estimated as follows (in thousands):

Total fair value of assets assumed:
Total assets at May 14, 2002	$31,967
Less: Liabilities assumed at May 14, 2002	4,190

Fair value of net assets acquired	27,777
Less: Negative goodwill adjustment to property and equipment, net	5,673

Purchase price	$22,104

In the above purchase price allocation, the fair values of the tangible assets acquired and liabilities assumed exceeded the purchase price of Accelerated Networks.  In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), negative goodwill was allocated to reduce non-current assets by $5,673,000.

The following pro forma information presents a summary of the consolidated results of the combined organization had the acquisition occurred on January 1, 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenue	$129	$670	$886	$2,229
Net loss	$(10,231)	$(16,222)	$(21,136)	$(31,102)
Net loss attributable to common stockholders	$(10,431)	$(16,422)	$(21,536)	$(32,298)
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.16)	$(0.20)	$(0.34)

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for reduction in depreciation charges resulting from negative goodwill adjustment to Accelerated Networks’ non-current assets.   The results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2001, or the future results of operations of the combined organization.

On the issuance of Occam CA’s series B-1 and series C preferred stock, the Company recorded a beneficial conversion feature charge to net loss attributable to common stockholders of $541,000.  The charge was calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series B-1 and series C preferred stock were converted.   In addition, the Company has recorded $178,000 as a debt issuance cost in prepaid and other current assets and $255,000 as a non-cash issuance cost of the series C preferred stock relating to the issuance of warrants to acquire 1,546,294 shares of series C preferred stock (the fair value of which is calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5%, a volatility factor of 50%, a contractual life of four years and no dividend yield), issued on the close of the merger.

The Company is aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”).  If such a violation did in fact occur, the stockholders who purchased these shares will have a right to rescind their purchases.  In the event a stockholder successfully asserts a rescission right, the combined organization would be obligated to repurchase the Company’s common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest.  The Company may thus have a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million, plus interest.  The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation.  Until this one-year period elapses, the amount paid for these shares is presented on the consolidated balance sheet of the Company outside of the total stockholders’ equity.  If a claim or claims are brought for a violation of Section 5 by any of the investors in the Occam CA series C preferred stock prior to the expiration of the one year period, the amount paid for those shares represented by such claims will be presented on the consolidated balance sheet of the combined organization outside of the total stockholders’ equity until a final disposition of the claim or claims.  However, the Company believes that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act.

5.        COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Company had approximately $3.5 million in purchase commitments and outstanding payments due to two of its former principal contract manufacturers, a portion of which is expected to be settled and paid in 2002, and a portion of one of which is subject to a pending legal issue with the supplier (see Note 6 Legal Proceedings—Supplier Litigation).  At June 30, 2002, there was approximately $2.0 million included in accounts payable and accrued expenses related to these commitments and contingencies.

6.         LEGAL PROCEEDINGS

Securities Litigation

Following the Company’s April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors.  The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001.  Plaintiffs filed a consolidated amended complaint on October 30, 2001.  The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding the Company’s financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the 1933 Act.  The Company filed a motion to dismiss the amended complaint on January 10, 2002.  Plaintiffs opposed the motion and a hearing on the motion took place on April 22, 2002.  At the hearing, the Court granted the motion as to plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims.  Plaintiffs were given 30 days’ leave to amend their 1934 Act claims.  Plaintiffs filed their second amended complaint and the Company filed a motion to dismiss the second amended complaint. Plaintiffs opposed the motion and a hearing is set for August 19, 2002.  The Company intends to defend the litigation vigorously.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against the Company, certain of its then officers and directors and several investment banks that were underwriters of the Company’s initial public offering.  The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was purportedly filed on behalf of investors who purchased the Company’s stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of the Company and the individual defendants.  The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  No date has been set for the Company to respond to the Complaint.  The Company intends to defend the litigation vigorously.  The Company has not recorded any charge related to this claim.

Supplier Litigation

On December 3, 2001, a supplier filed a lawsuit against the Company in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and the Company, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. Subsequent to the filing of the complaint, the supplier filed a Writ of Attachment motion seeking to have the alleged amount owed put into an escrow pending outcome of the case.  The Company filed a response to the Writ of Attachment and a Demur to the complaint. The hearing was held on January 17, 2002 and the court denied the motion for a Writ of Attachment, overruled the Company’s Demur and gave the Company time to answer or otherwise respond.  The Company answered.  The court required the parties to mediate their claims before the end of September 2002.  That mediation is being set for a time in August 2002.  The Company believes that it has valid cross claims against the plaintiff and intends to defend the litigation vigorously. The Company has previously accrued an estimate of the amount, if any, that may be required to be paid upon final resolution of this claim.

Patents Claim

In July 2000, the Company received notification from a competitor of an alleged patent infringement related to the distribution of certain of its products. The Company has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company has not recorded any charge related to this claim.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements.  These statements include, but are not limited to, those statements concerning the Company’s beliefs and expectations regarding its financial statements, cost structure and amortization expenses, the Company’s beliefs and expectations regarding its recent merger and the benefits from the acquisition, the Company’s beliefs regarding litigation matters and legal proceedings, its defenses to such matters and its contesting of such matters, the Company’s beliefs about the telecommunications industry.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.

Overview

On November 9, 2001, Occam CA entered into a definitive merger agreement with Accelerated Networks pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks. The merger agreement was approved by the boards of directors of both Accelerated Networks and Occam CA, and by a special committee of the board of directors of Accelerated Networks.  The respective stockholders of each company approved the merger on May 13, 2002.  The transaction, which closed on May 14, 2002, was accounted for using the purchase method of accounting.

Upon the completion of the merger, stockholders of Occam CA received shares of Accelerated Networks common stock for their shares of Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization.  In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock and a $10 million financing commitment from certain of Occam CA’s existing investors.  The merger agreement provided that Accelerated Networks could designate one board member on the combined organization’s board of directors and the remaining six seats would be filled by designees of Occam CA.  One of Occam CA’s designees previously sat on the Accelerated Networks board.  Immediately following the merger, a majority of Occam CA’s management was responsible for the day-to-day management of the combined organization.  The Company has filled several additional management positions since the close of the merger.

The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

From its inception through June 30, 2002, the Company has incurred cumulative net losses of approximately $49.2 million.  The Company expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, and valuation of deferred income tax assets.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s sales are generated from sales arrangements, which require revenue recognition judgments particularly in the area of customer acceptance.  The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured.  When sales contracts contain multiple elements, such as product sales, training and contracted technical support, wherein objective evidence exists for the value of the undelivered elements, the Company accounts for the undelivered elements in accordance with the “Residual Method.”  Accordingly, revenue from training services is recognized ratably as such training services are performed, and revenue from contracted technical support is recognized ratably over the expected term of the support contract. The Company at times ships products on a trial or test basis, or where the right to return has not yet expired. In these instances, revenue is not recognized in the Company’s consolidated financial statements until the trial or test period or right to return has elapsed.

The Company’s inventories are stated at the lower of cost or market.  In assessing the ultimate realization of inventories, management is required to make judgments as to future demand and market conditions and compare that with current inventory levels.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company records a valuation allowance to reduce its deferred tax asset to the amount management believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

Three- and Six-Month Periods Ended June 30, 2002 and 2001

Net revenue.  Net revenue was $57,000 and $112,000 for the three- and six-month periods ended June 30, 2002, respectively.  Net revenue for these periods was comprised of sales of products previously shipped to customers on a trial or test basis.

Cost of revenue.  Cost of revenue was $95,000 and $232,000 for the three- and six-month periods ended June 30, 2002, respectively.  Cost of revenue for these periods was primarily comprised of the cost of products shipped for which revenue was recognized, and the cost of a provision for obsolete inventory.

Research and product development expenses.  Research and development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of the Company’s products.  Research and development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.  Research and development expenses, excluding amortization of deferred stock-based compensation, were $4.7 million for the quarter ended June 30, 2002, an increase of 52% over the $3.1 million for the quarter ended June 30, 2001.  Research and development expenses, excluding amortization of deferred stock-based compensation, were $9.3 million for the six-month period ended June 30, 2002, an increase of 66% over the $5.6 million for the prior year six-month period.  The increases are primarily due to the addition of the Company’s integrated access device products team due to the merger with Accelerated Networks.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $1.75 million for the quarter ended June 30, 2002, an increase of 75% from $1.0 million for the quarter ended June 30, 2001.  Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $3.1 million for the six-month period ended June 30, 2002, an increase of 75% from $1.7 million for the prior year six-month period.  The increases are primarily due to additional staffing and expenditures required to develop market awareness of the Company’s products, preparation for and attendance at trade shows and other industry events, and the formation of the Company’s sales organization, including, for the period subsequent to the merger, the costs of the Accelerated Networks sales and marketing organization.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature.  General and administrative expenses, excluding amortization of deferred stock-based compensation, were $1.4 million for the quarter ended June 30, 2002, an increase of 27% over the $1.1 million for the quarter ended June 30, 2001.  General and administrative expenses, excluding amortization of deferred stock-based compensation, were $2.55 million for the six-month period ended June 30, 2002, an increase of 16% over the $2.2 million for the prior year six-month period.  The increase in general and administrative expenses is due to a charge relating to the termination of a former officer of the Company, and the increase in staffing to support growth within the organization.

Stock-based compensation.  Through June 30, 2002, the Company recorded total deferred stock compensation of approximately $10.3 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. The Company is amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through June 30, 2002, the Company had reversed deferred stock compensation of approximately $2.8 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. Amortization of deferred stock-based compensation of $263,000 for the quarter ended June 30, 2002, as compared to $228,000 for the quarter ended June 30, 2001, included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were vested and subsequently cancelled, plus a charge for the acceleration of vesting during the quarter ended June 30, 2002 of a portion of the stock options of a former officer of the Company upon his termination.  At June 30, 2002, the Company had $5.3 million of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

Interest income (expense), net.  Interest expense, net, was $12,000 for the quarter ended June 30, 2002 as compared to interest income, net, of $285,000 for the quarter ended June 30, 2001.  Interest expense, net, was $74,000 for the six-month period ended June 30, 2002 as compared to interest income, net of $436,000 for the prior year six-month period.  The decrease in interest income and increase in interest expense is due to the lower average balances of cash and cash equivalents held during the 2002 periods as compared to the comparable 2001 periods, as a result of consumption of cash balances for working capital purposes.  In addition, the increase in interest expense during the periods was due to interest on the Company’s capital lease lines of credit, which were established during the fourth quarter of 2000.

Net operating loss carryforwards.  As of December 31, 2001, Occam CA’s net operating loss carryforwards were approximately $30.1 million for federal tax purposes, expiring in

2021, and $30 million for state tax purposes, expiring in 2006. As of December 31, 2001, Accelerated Networks’ net operating loss carryforwards were approximately $107.2 million for federal tax purposes, expiring in 2012, and $53.9 million for state tax purposes, expiring in 2005.  Under the change in ownership provisions of Section 382 of the Internal Revenue Code, the utilization of these net operating loss carryforwards may be limited.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents of $23.2 million as compared to $6.6 million as of December 31, 2001.  The increase in cash and cash equivalents was primarily due to cash received from the merger with Accelerated Networks of $22.1 million, and the proceeds from Occam CA’s offering of series C preferred stock during May 2002, partially offset by cash used in operating and investing activities of $15.3 million.

The Company used $14.9 million of cash in operating activities during the six-month period ended June 30, 2002, an increase of $4.5 million or 43% over the $10.4 million used during the six-month period ended June 30, 2001.  The increase was due primarily to increases in operating expenses and gross loss for the six-month period ended June 30, 2002 as compared to the comparable prior year period.

The Company generated $16.5 million in cash from investing activities in the six-month period ended June 30, 2002, an increase of $18.5 million from the $2.0 million used during the six-month period ended June 30, 2001.  The increase was from the $16.9 million of cash received from the merger with Accelerated Networks and the decreased acquisitions of property and equipment during the six-month period ended June 30, 2002, as compared to that of the prior year period.

The Company generated $14.9 million in cash from financing activities in the six-month period ended June 30, 2002, as compared to $29.8 million for the six-month period ended June 30, 2001.  The cash provided in the six-month period ended June 30, 2002 was from the proceeds of $5.2 million from a loan from Accelerated Networks to Occam CA prior to the merger, and the proceeds of $10.0 million from Occam CA’s offering of series C preferred stock during May 2002.  The cash provided in the six-month period ended June 30, 2001, was from the gross proceeds from Occam CA’s offering of series B preferred stock during the first quarter of 2001, and from the proceeds of Occam CA’s capital lease line of credit.

At June 30, 2002, the Company had approximately $3.5 million in purchase commitments and outstanding payments due to two of its former principal contract manufacturers, a portion of which is expected to be settled and paid in 2002, and a portion of one of which is subject to a pending legal issue with one of the suppliers (see Note 6 – Legal Proceeding – Supplier Litigation in Item 1 — Financial Statements). At June 30, 2002, there was approximately $2.0 million included in accounts payable and accrued expenses on the balance sheet related to these commitments and contingencies.

The Company leases its facilities and certain assets under noncancellable leases through 2006, excluding various renewal options. At June 30, 2002, there was approximately $2.4 million in total remaining commitments on these leases.

The Company is party to a note and warrant purchase agreement with certain of its existing investors to (a) finance the Company through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $10 million, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party.  Some of these investors include venture capital investors who are affiliated with members of the Company’s board of directors who may as a result, be deemed to have a material financial interest in the transaction.

Pursuant to the terms of the note and warrant purchase agreement, the Company may, at any time after January 1, 2003 and prior to the fourth anniversary of the completion of the merger, upon an affirmative vote of a majority of its board of directors, provide written notice to the investors demanding that each investor deliver to the Company the principal amount each investor originally committed to deliver to the Company as specified in the note and warrant purchase agreement.  Upon receipt of the committed financing amount from an investor, the Company will promptly issue to this investor an unsecured subordinated promissory note for the amount provided by that investor.

In the event that the Company obtains debt financing from a lender in an aggregate amount of not less than $10 million in lieu of making a demand on the investors for their respective committed financing amounts, the investors have agreed under the terms of the note and warrant purchase agreement to guarantee the loan, letter of credit or other similar instrument from the lender.  In the event that the Company seeks this guarantee, the obligation of each investor to provide committed financing amount to the Company will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing.

The Company expects to continue to devote substantial capital resources to research and development activities, as well as its sales, marketing, and customer service organizations, the enhancement of its information technology infrastructure and other general corporate activities. The Company believes that the remaining net cash proceeds from its recent merger, the issuance of debt and equity securities, and anticipated revenues from operations, its cash balances will be sufficient to fund its operations for the next twelve months.  However, there can be no assurance that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.  If events and circumstances occur such that the Company does not meet its current operating plan and is unable to raise additional financing, the Company may be required to further reduce spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Related Party Transactions

On May 29, 2002, Kumar Shah resigned as the Company’s President and Chief Executive Officer. In exchange for a general release, the Company agreed to a separation package with Mr. Shah.

The Company agreed to pay Mr. Shah the equivalent of nine (9) months of his then current base salary in the total amount of $168,750, less applicable withholding, apportioned and paid in bi-weekly installments.

The Company agreed to accelerate the vesting of an additional 224,669 shares of the restricted common stock of the Company, and options to purchase an additional 1,143,796 shares of common stock of the Company, held by Mr. Shah. The Company’s option to repurchase such restricted common stock was lapsed. The Company exercised its option to repurchase (after taking into consideration the accelerated vesting discussed above) all of the remaining 723,924 shares of unvested restricted common stock of the Company held by Mr. Shah as of his termination date. The repurchase price of the unvested common stock was equal to the original price paid by Mr. Shah upon exercise of stock options, and amounted to $60,417. Also, the Company canceled the principal amount of $50,000 and interest on an interest bearing full recourse promissory note secured by the common stock of the Company purchased by Mr. Shah. The excess of such repurchase price over the value of the cancellation of such note and interest was used to offset the amount owed by Mr. Shah to the Company described below.

The Company agreed to forgive the repayment of all amounts due and owing by Mr. Shah to the Company under an additional interest bearing full recourse promissory note, including the principal amount of $50,000 and accumulated interest with respect thereto. The Company also agreed to satisfy Mr. Shah’s federal and state income tax liability arising from such forgiveness such that on an after-tax basis it would be as if Mr. Shah never had to pay such tax.

Mr. Shah agreed to cancel his leases of an automobile and a Santa Barbara apartment, which had been reimbursed to him by the Company, and the Company agreed to reimburse Mr. Shah for the cost of such cancellations.

The Company agreed to pay Mr. Shah a bonus payment in the lump sum of $34,375, less withholding of applicable taxes, and, contingent upon certain conditions which were later met, agreed to pay Mr. Shah an additional bonus of $9,375, less withholding of applicable taxes.

The Company agreed to offer continuation of Mr. Shah’s health insurance benefits as previously provided by the Company for the earlier of nine (9) months, or the date whereby Mr. Shah becomes eligible for health insurance coverage from another employer.

Mr. Shah agreed to make himself available to serve as a consultant to the Company following his termination date, at a rate of $150 per hour for time spent related to Company-requested services, such services to exclude services provided by Mr. Shah in his capacity as a member of the Board of Directors of the Company.

RISK FACTORS

If the Company does not successfully integrate the operations of the combined organization and realize the anticipated benefits of the merger, its results of operations could be adversely affected.

Achieving the benefits of the merger will depend in part upon the continuing successful integration of the operations, technology, vendors, suppliers and personnel of Accelerated Networks and Occam CA in a timely and efficient manner. Retention and integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions, strategic plans and other decisions. The Company’s management does not know whether they will be successful in these retention and integration efforts following the merger and cannot give assurances that it will realize the expected benefits of the merger.

Successful integration of the operations of Accelerated Networks and Occam CA has placed a significant burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the future business, financial condition and operating results of the Company.

The Company has a limited operating history, which makes it difficult or impossible to predict future results of operations and the results of operations.

The Company has a very limited operating history.  Accelerated Networks was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999.  Occam CA was incorporated in July 1999 and has not begun shipping products in significant volume.  Due to this limited operating history, it is difficult or impossible to predict future results of operations.

The Company operates in a market that has experienced a prolonged and significant economic slowdown, which will make it difficult or impossible to predict the future results of the Company’s operations.

The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns of the current and prospective customers of the Company. This reduction in spending has led to an overall decrease in demand for the Company’s products and has caused significant shortfalls in the Company’s revenues. In addition, the Company cannot predict whether there will be a market for its products in the future. As a result, the Company’s revenues and the market for its products may not be sufficient to support its ongoing operations in the foreseeable future.

The Company has a history of losses, and as a result it may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

The Company has incurred significant losses since inception, and it expects that it will experience net losses and negative cash flow for the foreseeable future. As of June 30, 2002, the Company had an accumulated deficit of approximately $49.2 million.  The

Company expects its net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that the Company will ever generate sufficient net revenue to achieve or sustain profitability.

The Company has large fixed expenses and that it will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, the Company’s expected significant operating expenses, and the rate at which competition in the telecommunications equipment industry is intensifying, the Company may not be able to adequately control its costs and expenses or achieve or maintain adequate operating margins. As a result, the Company’s ability to achieve and sustain profitability will depend on its ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

The Company may invest a significant amount of its resources to develop, market and sell its products and may not realize any return on this investment.

The Company may invest a significant amount of its resources to develop, market and sell its products.  If the Company’s products do not quickly achieve market acceptance, they may become obsolete before enough revenue has been generated from the sales of these products to realize a sufficient return on investment.  Furthermore, the rapidly changing technological environment in which the Company operates can require the frequent introduction of new products, resulting in short product lifecycles. In addition, the Company may need to write-down inventories to current values or write-off excess and obsolete inventory.  If the Company incurs substantial development, sales, marketing and inventory expenses that it is unable to recover, and is unable to compensate for such expenses, the Company’s business, financial condition and results of operations could be materially and adversely affected.

The long sales and implementation cycles for the Company’s products may cause its revenue and operating results to vary significantly.

A customer’s decision to purchase the Company’s products will often require a significant commitment of resources from the customer and usually involves a lengthy evaluation and product qualification process prior to any firm commitment to purchase the Company’s products. As a result, the Company may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. In addition, the Company’s sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom it is selling.  Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of the Company’s prospective customers.  As a result of the above factors, the Company’s quarterly revenue and operating results may vary significantly.

The Company’s customers may sporadically place large orders with short lead times, which may cause its quarterly revenue and operating results to vary significantly.

The Company’s current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, the Company may receive purchase orders for significant dollar amounts on an irregular basis.  These orders may have short lead times. As a result, the Company may not have sufficient inventory to fulfill these orders and may incur significant costs in attempting to expedite and fulfill these orders. The foregoing may also cause the Company’s quarterly revenue and operating results to vary significantly and unexpectedly.

The Company may fail to meet its revenue targets or experience significant quarterly revenue fluctuations if it fails to maintain and manage a consistent order backlog or if it experiences product shipment delays.

The Company does not expect its order backlog to be significant at the beginning of each quarter for the foreseeable future. Accordingly, in order to achieve its revenue objectives, the Company will need to obtain additional orders in each quarter for shipment in that quarter. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, the Company may experience delays in its ability to ship its products.  The Company may incur additional costs and expenses if it allows customers to cancel orders within negotiated time frames or delay scheduled delivery dates without significant penalty. If the Company fails to ship products by the end of a quarter, its operating results would be materially and adversely affected for that quarter.

If the Company is unable to collect receivables from its customers, or is required to grant stock rotation or inventory return rights, it may fail to meet its revenue targets.

Market conditions in the telecommunications equipment industry have deteriorated significantly and many of the Company’s customers and potential customers have experienced financial difficulties, including bankruptcy, and the Company may have significant difficulties in collecting accounts receivables in the future.  Accordingly, the Company may be required to write off a significant amount of its accounts receivable.

The Company’s prospective customers may have financial constraints, which may limit their ability to purchase new products.

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment.  If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase the Company’s products.  Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase the Company’s products.  Some telecommunications service providers have recently implemented significant capital expenditure reductions, which may reduce their ability or willingness to purchase new products. The Company’s customers may also include smaller, start-up companies that could experience cash flow problems, resulting in the Company being unable to collect amounts due.

If the Company fails to accurately predict its manufacturing requirements, it could incur additional costs or experience manufacturing delays.

Lead times for the materials and components that the Company orders from its contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If the Company overestimates its component requirements, its contract manufacturers may purchase excess inventory. If the contract manufacturers purchase excess inventory that is unique to the Company’s products, the Company could be required to pay for these excess parts and recognize related inventory write-down costs. If the Company underestimates its component requirements, its contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of the Company’s products and result in delays in shipments and revenue.

Furthermore, the Company does not have a long-term supply contract with its primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order.  As a result, the Company will not be able to guarantee that its contract manufacturers will be able to provide enough products to meet the Company’s requirements at a commercially reasonable price. If the components required by the Company are not unique to its products, and such components are in high demand, the Company cannot guarantee that its contract manufacturers will be able to fulfill the Company’s demand. As a result, the Company may experience shortages of certain components from time to time, which could delay the manufacturing of its products and recognition of revenue.

Because the Company will depend upon a small number of outside contractors to manufacture its products, its operations could be delayed or interrupted if it encounters problems with any of these contractors.

The Company does not have internal manufacturing capabilities, and relies upon a small number of outside contractors to build its products.  This reliance involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs.  If any of the Company’s current or previous manufacturers are unable or unwilling to continue manufacturing the Company’s products in required volumes and at high quality levels, the Company will have to identify, qualify and select acceptable alternative manufacturers.  It is possible that an alternate source may not be available to the Company when needed or may not be in a position to satisfy its production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would result in the need for the Company to reduce its supply of products to its customers, which in turn could have a material adverse effect on the Company’s customer relations, business, financial condition and results of operations.

The Company depends on sole source and limited source suppliers for key components, and if it is unable to buy these components on a timely basis, it will not be able to deliver its products to its customers.

The Company depends on sole source and limited source suppliers for key components of its products.  Any of the sole source suppliers upon which the Company relies could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, the Company’s competitors.  As a result, these sole source suppliers may stop selling their products or components to the Company at commercially reasonable prices, if at all.  Any such interruption or delay and the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect the Company’s ability to meet scheduled product deliveries to its customers and would materially adversely affect its business, results of operations and financial condition.

If the Company fails to enhance its existing products or develop and introduce new products that meet changing customer requirements and technological advances, the Company’s ability to sell its products would be materially and adversely affected.

The markets for the Company’s products are characterized by rapid technological advances, evolving industry standards, changes in end user requirements, frequent new product introductions and changes in voice and data service offerings by service providers. The Company’s future success will significantly depend on its ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and the Company may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. The Company may also experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that the Company manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. The Company may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, the Company may change or delay its product road map, which may negatively impact or delay new or improved product advances. If the Company is not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if its new products or enhancements fail to achieve market acceptance, its business, financial condition and results of operations would be materially and adversely affected.

If the Company’s products contain undetected software or hardware errors, it could incur significant unexpected expenses and lost sales.

The Company’s products have not yet been widely deployed. As a result, it cannot be sure that its products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. The Company’s customers may discover errors or defects in its products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in the Company’s products discovered in the future, or failures of the Company’s customers’ networks, whether caused by the Company’s products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding the Company and its products.  Any of these occurrences could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the development and adoption of relevant industry standards do not occur on a timely basis, the Company’s products may not achieve market acceptance.

The Company’s ability to achieve market acceptance for its products will depend in part on the timing and adoption of industry standards for new technologies in its relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology.  The existence of multiple competing standards may also retard or delay the development of a broad market for the Company’s products.  The Company may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, the Company’s products may not comply with eventual industry standards, which could hurt its ability to sell its products and also require the Company to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of the Company’s products depends upon widespread market acceptance of its underlying technologies.

The Company’s customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact its customers could harm the Company’s business.

The jurisdiction of the Federal Communications Commission (the “FCC”) extends to the entire communications industry, including the Company’s customers.  Future FCC regulations affecting the broadband access industry, the Company’s customers, or the service offerings of these customers, may harm the Company’s business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of the Company’s customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which the Company’s customers operate. To the extent the Company’s customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on the Company’s business, financial condition and results of operations.

If the Company fails to comply with regulations and evolving industry standards, sales of its existing and future products could be adversely affected.

Failure of the Company’s products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of its existing and future products. While the Company believes that its products comply with all current governmental laws, regulations and standards, the Company may be unable to continue to design its products to comply with all necessary requirements in the future.

In addition, the Company’s key competitors may establish proprietary standards, which may not be made available to the Company. As a result, the Company’s products may not be interoperable with its customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of the Company’s potential customers will require that the Company’s products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If the Company’s products cannot operate in such an environment, they may not achieve market acceptance and the Company’s ability to generate revenue would be seriously impaired.

Inability of the Company to protect its intellectual property could adversely affect its ability to compete.

The Company will depend on its proprietary technology for its success and ability to compete successfully in its market. Although the Company has several patent applications pending it does not have any issued patents. The Company will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Existing copyright, trademark and trade secret laws will afford the Company only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any infringement of the Company’s proprietary rights could result in significant litigation costs.  Further, any failure by the Company to adequately protect its proprietary rights could result in its competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

Despite the Company’s efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company’s products or to obtain and use information that it regards as proprietary. Accordingly, the Company may be unable to protect its proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of its products would be difficult for the Company. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and operating results.

If necessary licenses of third party technology are not available to the Company, or are prohibitively expensive, the Company may be unable to develop new products or product enhancements, which would seriously impair its ability to compete effectively.

Periodically, Company may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to the Company on commercially reasonable terms, if at all. Its inability to obtain necessary third-party licenses may force the Company to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of the Company’s products and which would result in a material and adverse effect on its business, financial condition and results of operations.

The Company could become subject to litigation regarding intellectual property rights that could seriously harm its business.

The Company may be subject to intellectual property infringement claims that are costly to defend and could limit its ability to use some technologies in the future.  The Company is currently a party to a purported patent infringement claim. While the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows, there are no assurances that it will prevail in any such action, given the complex technical issues and inherent uncertainties of litigation.

Although the Company carries general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

The Company’s industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to the Company’s business. In addition, in its agreements, the Company may agree to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that the Company’s products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require the Company to modify its products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to the Company on acceptable terms, if at all.

The Company may be unable to raise additional capital to fund its future operations.

The development and marketing of new products and the expansion of its direct sales operation and associated support personnel is expected to require a significant commitment of resources.  In connection with the merger, some of Occam CA’s existing investors have provided the Company with $10 million in equity financing and $10 million in loan guarantees.  This additional capital, along with the other capital resources available to terms following the merger may be insufficient to fund its future operations. If the Company is unable to obtain additional capital, it may be required to reduce the scope of its planned product development and marketing and sales efforts, which would harm its business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

To the extent that the Company raises additional capital through the sale of equity or securities convertible into equity, the issuance of the securities could result in dilution to its existing stockholders. If additional funds are raised through the issuance of senior debt securities, these securities would have rights, preferences and privileges senior to holders of its convertible notes and its common stock. These securities could also have rights, preferences and privileges senior to the holders of other outstanding debt and the terms of that debt could impose restrictions on the Company’s operations.

If the Company is unable to retain and hire qualified personnel, it may not be able to successfully achieve its objectives.

The success of the Company depends upon the continued service of some executive officers and other key personnel and its ability to hire additional key personnel in the future.  The loss of the services of any key management personnel, or key sales personnel and engineers, could materially adversely affect the Company’s business, financial condition and results of operations.

If the Company becomes subject to unfair hiring claims it could incur substantial defense costs.

Companies in the telecommunications equipment industry whose employees and former employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. For example, the Company has received claims of this kind in the past, and may receive claims of this kind in the future. Those claims may result in material litigation costs.  The Company could incur substantial costs in defending itself against these claims, regardless of their merits, which would have a material and adverse effect on its business, financial condition and results of operations.

The Company’s business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs.

The Company’s business and operations depends on the extent to which its facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions taken by the Company, a natural disaster or other unanticipated problem could, among other things, hinder its research and development efforts, delay the shipment of its products and affect its ability to receive and fulfill orders. For example, because the final assembly and assembled product testing of the Company’s product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on the Company’s business, results of operations and financial condition. While the Company believes that its insurance policy is comparable to those of similar companies in its industry, it does not cover all natural disasters, in particular, earthquakes or floods.

Potential economic and political instability in India could adversely affect the Company’s product development efforts or financial results.

The Company has a subsidiary in India, which as of July 31, 2002, employed approximately 12 individuals representing approximately 9% of the Company’s workforce. This subsidiary performs product development and testing for the Company’s Element Management System, which is utilized for potential application in products currently being developed by the Company.  As of June 30, 2002, the subsidiary had not generated any revenue for the Company, and is not expected to generate any revenue in the foreseeable future.  Because of the Company’s projected use of this subsidiary, any political or economic instability in India could adversely affect the Company’s projected development efforts or its projected expenses for the subsidiary.

The subsidiary currently receives favorable tax and tariff treatment for its product development activities in India.  However, if this favorable treatment is unavailable to the Company for any reason, including political instability in India resulting in a government adverse to foreign corporate activity, a number of adverse consequences could occur, including higher tariffs, taxes or export controls, and increased governmental ownership or regulation, any of which would increase the Company’s costs of product development.

In addition, the Company has historically recorded, and will likely continue to record, expenses for its subsidiary in India denominated in Indian rupees. Accordingly, the Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and Indian rupee.  While to date the Company’s results have not been materially affected by any changes in currency exchange rates, a devaluation of the U.S. dollar against the Indian rupee would adversely affect the expenses for the subsidiary, which in turn could have an adverse effect on the Company’s financial results.

The Company has been delisted from The Nasdaq National Market, and the liquidity of the Company’s common stock may be seriously limited.

The Company has been delisted from the Nasdaq National Market.  The Company’s common stock is currently traded on the over the counter market (“OTC”).

Trading on the OTC Bulletin Board may adversely impact the Company’s stock price and liquidity, and the ability of the Company’s stockholders to purchase and sell the Company’s shares in an orderly manner. Furthermore, the delisting of the Company’s shares could damage its general business reputation and impair its ability to raise additional funds.

The Company faces certain litigation risks that could harm its business.

The Company is currently named as a defendant in several securities class action lawsuits and a breach of contract suit.  The results of these lawsuits are difficult to predict.  An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on the Company’s financial position, liquidity, or results of operations and seriously harm the Company’s financial condition.  Even if these lawsuits are not resolved against the Company, the uncertainty and expense could seriously harm the Company’s business, financial condition and reputation.  Litigation can be costly, time-consuming and disruptive to normal business operations.  The costs of defending these lawsuits could be significant.  The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm the Company’s business.  For additional information regarding the Company’s current litigation (see Note 6 -- Legal Proceedings -- Supplier Litigation in Item 1-- Financial Statements).

The Company may incur significant additional expenses from the merger.

The Company has incurred and may continue to incur certain costs in connection with post merger integration.  Such costs are difficult to estimate because they depend on future decisions to be made by management of the company, but they could be material.  These costs and expenses will affect results of operations in the quarter in which the merger is completed.

To date, sales of the Company’s BLC 1100 and BLC 1200 products have been limited and greater demand may not develop in the future.

Currently the Company has few customers for its BLC 1100 and BLC 1200 products and a small number of prospective customers.  The Company cannot be certain that there will be a demand for its product once its products are more widely available, or that the demand will grow. Demand for its products will depend on the continued growth of data traffic volume and its prospective customers’ need to expand the capacity of existing local distribution networks. The Company does not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for its products. It is difficult to predict how the market for the Company’s products will develop and at what rate it will grow, if at all.

Because the Company’s markets are highly competitive and dominated by large, well financed, participants, the Company may be unable to compete effectively.

Competition in the communications networking equipment market is intense and the Company expects competition to increase. The market for networking equipment is dominated primarily by manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Advanced Fibre Communications, Inc. A number of emerging companies have developed or are developing products that may compete with the Company’s products. Many of the Company’s competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than the Company. As a result, they may also have a substantial advantage over the Company in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies.  Further, many of the Company’s competitors have built long-standing relationships with some of the Company’s potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers.  The Company expects its competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, the Company must continue to invest significant resources in research and development, sales, marketing and customer support.  The Company may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell its products to carriers who have prior relationships with its competitors.

If the Company cannot compete successfully against its competitors, it could be materially and adversely affected by:

•	significant reductions in demand for any of its products;
•	delays or cancellations of future customer orders;
•	reductions of the prices on any of its products; or
•	increases in its expenses.

If the integration of Ethernet and Internet protocol into the local access networks does not develop or is delayed, the Company’s results of operations and financial conditions could be materially affected.

The Company’s strategy includes developing products for the local access network, or local loop, that incorporate Ethernet and Internet protocol technology. If these technologies are not widely adopted by telecommunications carriers operating in the local loop, demand for the Company’s products based on Ethernet and Internet protocol may never develop. As a result, the Company may be unable to recoup its expenses related to the development of these products and its results of operations would be harmed.

If the Company’s revenue and operating results fall below analysts’ and investors’ expectations, the Company’s stock price may decline below its current price and may not recover from such decline.

The Company’s quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of the control of the Company. If the Company’s quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of the Company’s common stock could significantly decline.

The Company’s executive officers, directors and their affiliates hold a large percentage of the Company’s stock and their interests may differ from other stockholders.

The Company’s executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of its common stock.  If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to the Company’s certificate of incorporation and certain significant corporate transactions.  In addition, without the consent of these stockholders, the Company could be delayed or prevented from entering into transactions that could be beneficial to the Company or its other investors.  These stockholders may take these actions even if the Company’s other stockholders oppose them.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s portfolio of cash equivalents is of a short-term nature, the Company is not subject to significant market price risk related to investments.  However, the Company’s interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates.  The Company generally invests its surplus cash balances in high credit quality money market funds with contractual maturities of less than 90 days. The Company does not hold financial instruments for trading or speculative purposes. Its financial instruments have short maturities and therefore are not subject to significant interest rate risk.  The Company does not use any derivatives or similar instruments to manage its interest rate risk.

The Company has product development activities in India.  The Company records expenses for its subsidiary in India in Indian rupees. Accordingly, the Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and Indian rupee. While to date, the Company’s results have not materially been affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian rupee would adversely affect the Company’s expenses for this subsidiary.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-30741).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Accelerated Networks, Inc. stockholders was held on May 13, 2002.  At the Special Meeting, the stockholders of Accelerated Networks of record on March 27, 2002 considered and voted upon the following proposals:

1.

To approve the merger of Odin Acquisition Corp., a wholly-owned subsidiary of Accelerated Networks, with and into Occam Networks Inc. pursuant to an Agreement and Plan of Merger and Reorganization dated as of November 9, 2001, as amended, by and among Accelerated Networks, Odin Acquisition Corp. and Occam, and the issuance of Accelerated Networks common stock in the merger (the “Merger Proposal”); and

2.

To approve an amendment to the Accelerated Networks amended and restated certificate of incorporation changing the name of Accelerated Networks to “Occam Networks, Inc.” effective upon completion of the merger (the “Name Change Proposal”).

The results of the election and voting at the Special Meeting are set forth below.

Proposal 1: The Merger Proposal

Votes in Favor	Votes Against	Abstentions	Broker non-votes

32,483,816	6,610	1,260	—

Proposal 2: The Name Change Proposal

Votes in Favor	Votes Against	Abstentions	Broker non-votes

32,481,056	10,630	—	—

ITEM 5.   OTHER INFORMATION

On July 25, 2002, the Company’s securities were delisted from the Nasdaq National Market.  The Company’s common stock is currently traded on the over the counter market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits

(b)	Reports on Form 8-K

On May 24, 2002, the Company filed a Current Report on Form 8-K reporting under Items 1, 2, and 5 of Form 8-K:

	•	the completion of a merger between the Company and Occam CA constituting a change in control of the Company;
	•	the filing of an amendment to the Company’s certificate of incorporation to change its name to “Occam Networks, Inc.”;
	•	the resignation and replacement of five of the Company’s members of the Board of Directors;
	•	the change of the Company’s ticker symbol on the Nasdaq National Market;
	•	notices received from Nasdaq of its intent to delist the securities of the Company from inclusion on the Nasdaq National Market and the Company’s intent to appeal the ruling;
	•	the participation of the Company at an investor conference;
	•	the appointment of a new acting president and chief executive officer of the Company;
	•	the audited financial statements of Occam CA as of December 31, 2001; and,
	•	the unaudited pro forma financial statements of the combined organization as of December 31, 2001.

On July 23, 2002, the Company filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated May 24, 2002 to report the unaudited financial statements of Occam CA as of March 31, 2002 and the unaudited pro forma financial statements of the combined organization as of March 31, 2002.

On July 15, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 of Form 8-K that the Company had appointed PricewaterhouseCoopers LLP as its independent public accountants.

SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

	By:	/s/ Howard Bailey

Howard Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 12, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson.

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey.

10.48*	Occam Networks Inc. 1999 Stock Plan.

10.49**	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement.

10.50***	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement--Early Exercise.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to Exhibit 4.1 on the Company’s Registration Statement on Form S-8 (File No. 333-91070).
**	Incorporated herein by reference to Exhibit 4.2 on the Company’s Registration Statement on Form S-8 (File No. 333-91070).
***	Incorporated herein by reference to Exhibit 4.3 on the Company’s Registration Statement on Form S-8 (File No. 333-91070).