Form 10-Q
period 2002-09-30
OCCAM NETWORKS INC/DE
filed 2002-11-13
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission file number 000-30741

OCCAM NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Robin Hill Road Santa Barbara, California	93117
(Address of principal executive office)	(Zip Code)

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

Number of shares of Common Stock outstanding as of October 31, 2002: 141,153,438 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of

	September 30 2002	December 31 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,341	$6,639
Accounts receivable	813	59
Inventories	644	345
Prepaid and other current assets	818	666
Deferred merger related costs	—	660

Total current assets	16,616	8,369
Property and equipment, net	3,749	3,940
Other assets	594	282

Total assets	$20,959	$12,591

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,229	$2,771
Accrued payroll	906	890
Capital lease obligations, current portion	733	501
Deferred revenue	155	42

Total current liabilities	7,023	4,204
Capital lease obligations, net of current portion	1,009	1,439

Total liabilities	8,032	5,643

Commitments and contingencies (Notes 5 and 6)
Common stock potentially subject to rescission –– 11,982 shares at September 30, 2002	10,300	—
Stockholders’ equity:
Series A preferred stock, authorized, issued and outstanding –– 0 and 6,975 shares at September 30, 2002 and December 31, 2001, respectively	—	6,946
Series B preferred stock, authorized –– 0 and 20,000 shares; issued and outstanding –– 0 and 18,141 shares at September 30, 2002 and December 31, 2001, respectively	—	30,753
Common stock, authorized –– 200,000 shares; issued and outstanding –– 141,083 and 14,253 shares at September 30, 2002 and December 31, 2001, respectively	141	9,526
Additional paid-in capital	65,953	—
Warrants	620	187
Deferred stock compensation	(4,432)	(7,200)
Cumulative translation adjustment	9	—
Note receivable from stockholder	—	(50)
Accumulated deficit	(59,664)	(33,214)

Total stockholders’ equity	2,627	6,948

Total liabilities and stockholders’ equity	$20,959	$12,591

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30 2002	September 30 2001	September 30 2002	September 30 2001

Net revenue	$1,036	$40	$1,148	$40
Cost of revenue	3,918	52	4,150	52

Gross loss	(2,882)	(12)	(3,002)	(12)
Operating expenses (1):
Research and product development	4,831	4,631	15,360	11,309
Sales and marketing	1,748	1,268	5,234	3,268
General and administrative	988	1,048	2,781	2,561

Total operating expenses	7,567	6,947	23,375	17,138

Loss from operations	(10,449)	(6,959)	(26,377)	(17,150)
Interest income (expense), net	1	158	(73)	594

Net loss	(10,448)	(6,801)	(26,450)	(16,556)
Beneficial conversion feature	—	—	(541)	—
Warrants issued with series C preferred stock	—	—	(255)	—
Interest attributable to common stock potentially subject to rescission	(200)	—	(300)	—

Net loss attributable to common stockholders	$(10,648)	$(6,801)	$(27,546)	$(16,556)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(2.50)	$(0.37)	$(3.70)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	138,468	2,716	73,581	4,479

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$264	$180	$852	$494
Sales and marketing	61	67	190	145
General and administrative	22	174	109	225

	$347	$421	$1,151	$864

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	September 30 2002	September 30 2001

Operating activities:
Net loss	$(26,450)	$(16,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636	1,086
Provision for excess and obsolete inventory	3,135	—
Other assets	7	—
Amortization of deferred stock compensation	973	864
Charge for acceleration of stock options of employee	178	—
Amortization of deferred financing costs	16	16
Issuance of restricted common stock at deemed fair value to consultants in exchange for ongoing professional services	—	48
Accrued interest expense on convertible promissory notes to Stockholders	—	5
Changes in current assets and liabilities:
Accounts receivable	(754)	(29)
Inventories	(116)	(261)
Prepaid and other current assets	235	(501)
Accounts payable, accrued expenses and deferred revenue	(1,648)	101
Accrued payroll and related liabilities	(226)	51

Net cash used in operating activities	(23,014)	(15,176)
Investing activities:
Net purchases of property and equipment	(537)	(3,134)
Cash received from merger, net of transaction costs of $429	16,467	—

Net cash provided by (used in) investing activities	15,930	(3,134)
Financing activities:
Proceeds from issuance of series B preferred stock, net of issuance costs	—	29,308
Proceeds from issuance of series C preferred stock	10,030	—
Proceeds from exercise of stock options, net of repurchases of unvested common stock	(22)	34
Proceeds from capital lease obligations	—	1,668
Repayments of capital lease obligations	(422)	(40)
Proceeds of loan from Accelerated Networks	5,200	—

Net cash provided by financing activities	14,786	30,970

Increase in cash and cash equivalents	7,702	12,660
Cash and cash equivalents at beginning of period	6,639	409

Cash and cash equivalents at end of period	$14,341	$13,069

Supplemental disclosure of non-cash transactions:
Conversion of series A preferred stock to common stock	$6,946	$—

Conversion of series B and B-1 preferred stock to common stock	$30,753	$—

Conversion of series C preferred stock to common stock potentially subject to rescission	$10,000	$—

Interest paid	$237	$52

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All interim information relating to the three- and nine-month periods ended
September 30, 2002 and 2001 is unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

The Company

Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”) on May 14, 2002.  After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to “Occam Networks, Inc.” (the “Company”).  Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

The Company develops and markets a suite of broadband loop carriers, innovative Ethernet and IP-based loop carrier platforms that enable Incumbent Local Exchange Carriers (ILECs) to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network.  Through September 2002, the Company also marketed a complete line of integrated access devices (IADs), customer premise equipment that provides Local Area Network (LAN) and legacy voice services to business customers from a converged access network.  Due to the minimal revenue contribution of the IAD products acquired through the merger with Accelerated Networks, the Company substantially discontinued marketing these products.

Since inception the Company has experienced operating losses and negative cash flows from operations and has funded operations primarily through the sale of equity securities and debt borrowings.  As of September 30, 2002, the Company had positive working capital of approximately $9,593,000.  In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors.  Based on current operating plans management believes that cash available under the $10 million financing commitment, anticipated revenues from operations, and cash on hand will be sufficient to meet working capital and capital requirements of the Company through at least September 2003.  Also, management’s plans include increasing revenues through the launch of additional products and controlling costs. There is no assurance that management will be successful in these plans.  If events and circumstances occur such that the Company does not meet its current operating plan as expected, the Company may be required to reduce spending, which may have a material adverse effect on the combined organization’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2001, and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.  Certain prior period amounts previously reported have been reclassified to confirm with the current presentation.

The merger of Accelerated Networks and Occam CA was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes.  As such, following the consummation of the merger on May 14, 2002, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and

Exchange Commission on April 1, 2002 for the year ended December 31, 2001, and the financial statements and the notes thereto included on pages F-28 to F-45 of the proxy statement/prospectus contained in the Company’s registration statement on Form S-4 (File No. 333-75816).

The Company reports quarterly results based on a thirteen-week accounting calendar.  Accordingly, the actual quarter end for the third quarter of fiscal 2002 was September 27, 2002. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last full month within each quarterly period.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30 2002	December 31 2001

Raw materials	$90	$345
Finished goods	554	—

	$644	$345

3.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30 2002	September 30 2001	September 30 2002	September 30 2001

Numerator:
Net loss attributable to common stockholders	$(10,648)	$(6,801)	$(27,546)	$(16,556)

Denominator (basic and diluted):
Weighted average shares outstanding	141,136	9,639	78,260	12,189
Less: Weighted average common shares subject to repurchase	2,668	6,923	4,679	7,710

Weighted average shares used to compute basic and diluted net loss per share	138,468	2,716	73,581	4,479

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(2.50)	$(0.37)	$(3.70)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	September 30 2002	September 30 2001

Unvested shares of common stock subject to repurchase	2,404	6,649
Warrants	3,533	383
Stock options	33,067	15,965
Convertible preferred stock	—	51,162

Common stock equivalents	39,004	74,159

4.	BUSINESS COMBINATION

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

The following pro forma information presents a summary of the consolidated results of the combined organization had the acquisition occurred on January 1, 2001 (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Net revenue	$1,036	$444	$1,922	$2,673
Net loss	$(10,448)	$(18,473)	$(31,584)	$(52,257)
Net loss attributable to common stockholders	$(10,648)	$(18,673)	$(32,184)	$(53,653)
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.18)	$(0.29)	$(0.55)

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

The Company is aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”).  If such a violation did in fact occur, the stockholders who purchased these shares will have a right to rescind their purchases.  In the event a stockholder successfully asserts a rescission right, the combined organization would be obligated to repurchase the Company’s common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest.  The Company may thus have a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest.  The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation.  Until this one-year period elapses, the amount paid for these shares is presented on the consolidated balance sheet of the Company outside of total stockholders’ equity.  If a claim or claims are brought for a violation of Section 5 by any of the investors in the Occam CA series C preferred stock prior to the expiration of the one year period, the amount paid for those shares represented by such claims will be presented on the consolidated balance sheet of the combined organization outside of total stockholders’ equity until a final disposition of the claim or claims.  However, the Company believes that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act.

5.	COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company had approximately $3.5 million in purchase commitments and outstanding payments due to two of its former principal contract manufacturers, a portion of one of which is expected to be settled and paid in 2002, and a portion of one of which has been settled with the supplier (see Note 6 Legal Proceedings—Supplier Litigation).  At September 30, 2002, there was approximately $2.5 million included in accounts payable and accrued expenses related to these commitments and contingencies.

6.	LEGAL PROCEEDINGS

Securities Litigation

Following the Company’s April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors.  The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001.  Plaintiffs filed a consolidated amended complaint on October 30, 2001.  The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding the Company’s financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the 1933 Act.  The Company filed a motion to dismiss the amended complaint on January 10, 2002.  Plaintiffs opposed the motion and a hearing on the motion took place on April 22, 2002.  At the hearing, the Court granted the motion as to plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims.  Plaintiffs were given 30 days’ leave to amend their 1934 Act claims.  Plaintiffs filed their second amended complaint and the Company filed a motion to dismiss the second amended complaint. Plaintiffs opposed the motion and a hearing took place on October 9, 2002. At that hearing, the Court granted the motion to dismiss as to the 1934 Act claims. Plaintiff’s were given 30 days’ leave to amend their 1934 Act claims. The Company intends to defend the litigation vigorously.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against the Company, certain of its then officers and directors and several investment banks that were underwriters of the Company’s initial public offering.  The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was purportedly filed on behalf of investors who purchased the Company’s stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of the Company and the individual defendants.  The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  No date has been set for the Company to respond to the Complaint.  The Company intends to defend the litigation vigorously.  The Company has not recorded any accrual related to this claim.

Supplier Litigation

On December 3, 2001, a supplier filed a lawsuit against the Company in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and the Company, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. The Company entered into a settlement agreement with the supplier, and on November 5, 2002, the parties filed with the Los Angeles Superior Court a Notice of Settlement and a Stipulation and Proposed Order re: Settlement and a Setting of Order to Show Cause re: Dismissal with Prejudice.  The settlement called for the Company to pay the supplier $1,200,000 immediately, and $800,000 on February 15, 2003 in exchange for shipment to the Company of certain inventory held in the supplier’s warehouse.  As a result of this settlement, the trial date of December 17, 2002 has been vacated.  Upon the completion of the February 15, 2003 payment by the Company, the case will be dismissed.  The Company has previously accrued the amount of the payments.

Patents Claim

In July 2000, the Company received notification from a competitor of an alleged patent infringement related to the distribution of certain of its products.  The Company has engaged outside legal counsel with respect to this matter and believes that the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company has not recorded any accrual related to this claim.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements.  These statements include, but are not limited to, those statements concerning the Company’s beliefs and expectations regarding its financial statements, cost structure and amortization expenses, the Company’s beliefs and expectations regarding its recent merger and the benefits from the acquisition, the Company’s beliefs regarding litigation matters and legal proceedings, its defenses to such matters and its contesting of such matters, and the Company’s beliefs about the telecommunications industry.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.

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

From its inception through September 30, 2002, the Company has incurred cumulative net losses of approximately $59.7 million.  The Company expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, litigation and valuation of deferred income tax assets.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s sales are generated from sales arrangements, which require revenue recognition judgments particularly in the area of customer acceptance.  The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured.  When sales contracts contain multiple elements, such as product sales, training and contracted technical support, wherein objective evidence exists for the value of the undelivered elements, the Company accounts for the undelivered elements in accordance with the "Residual Method."  Accordingly, revenue from training services is recognized ratably as such training services are performed, and revenue from contracted technical support is recognized ratably over the expected term of the support contract. The Company at times ships products on a trial or test basis, or where the right to return has not yet expired. In these instances, revenue is not recognized in the Company’s consolidated financial statements until the trial or test period or right to return has elapsed.

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

Management evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 6 to the financial statements.  The Company accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of loss can be reasonably estimated.  When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. As additional information becomes available, management will assess the potential liability related to pending litigation and revise its estimates.  Such revisions in the estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2002 and 2001

Net revenue.  Net revenue was $1,036,000 and $40,000 for the three-month periods ended September 30, 2002 and 2001, and $1,148,000 and $40,000 for the nine-month periods ended September 30, 2002 and

2001, respectively.  Net revenue for the three-month period ended September 30, 2002 was comprised primarily of shipments of broadband loop carrier products and related accessories and, to a lesser extent, integrated access devices.  Net revenue for the prior periods was comprised of revenue recognized from products previously shipped to customers on a trial or test basis.

Cost of revenue.  Cost of revenue was $3,918,000 and $52,000 for the three-month periods ended September 30, 2002 and 2001, and $4,150,000 and $52,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.  Cost of revenue for the three-month period ended September 30, 2002 was comprised of a provision of $3,135,000 for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks, and the cost of products shipped for which revenue was recognized.  Cost of revenue for the prior periods was primarily comprised of the cost of products shipped for which revenue was recognized, and the cost of a provision for obsolete inventory.  The integrated access device line of products has made a only minimal contribution to the Company’s net revenue.  Accordingly, the Company has substantially discontinued marketing these products and reduced the carrying value of this inventory.

Research and product development expenses.  Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of the Company’s products.  Research and development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.  Research and development expenses, excluding amortization of deferred stock-based compensation, were $4.6 million for the quarter ended September 30, 2002, an increase of 3% over the $4.5 million for the comparable prior year period.  Research and development expenses, excluding amortization of deferred stock-based compensation, were $14.5 million for the nine-month period ended September 30, 2002, an increase of 34% over the $10.8 million for the comparable prior year period.  The increases are primarily due to the addition of the Company’s integrated access device products team in connection with the merger with Accelerated Networks.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $1.7 million for the quarter ended September 30, 2002, an increase of 40% from $1.2 million for the comparable prior year period.  Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $5.0 million for the nine-month period ended September 30, 2002, an increase of 62% from $3.1 million for the comparable prior year period.  The increases are primarily due to additional staffing and expenditures required to develop market awareness of the Company’s products, preparation for and attendance at trade shows and other industry events, and the formation of the Company’s sales organization, including, for the period subsequent to the merger, the costs of the Accelerated Networks sales and marketing organization.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature.  General and administrative expenses, excluding amortization of deferred stock-based compensation and other stock-based compensation expenses, were $966,000 for the quarter ended September 30, 2002, an increase of 11% over the $874,000 for the comparable prior year period.  General and administrative expenses, excluding amortization of deferred stock-based compensation, were $2.7 million for the nine-month period ended September 30, 2002, an increase of 14% over the $2.3 million for the comparable prior year period.  The increase in general and administrative expenses is due primarily to a charge relating to the termination of a former officer of the Company and the increase in staffing to support growth within the organization.

Stock-based compensation.  Through September 30, 2002, the Company recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. The Company is amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through September 30, 2002, the Company had reversed deferred stock compensation of approximately $3.2 million, resulting from stock option cancellations and repurchase of unvested common shares from employees.

Amortization of deferred stock-based compensation of $347,000 for the quarter ended September 30, 2002, as compared to $421,000 for the comparable prior year period, included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled.  Such amortization of deferred stock-based compensation was $973,000 for the nine-month period ended September 30, 2002, as compared to $864,000 for the comparable prior year period.  Other stock-based compensation expense included a charge of $178,000 for the acceleration of vesting during the quarter ended June 30, 2002 of a portion of the stock options of a former officer of the Company upon his termination.  At September 30, 2002, the Company had $4.4 million of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

Interest income (expense), net.  Interest income, net, was $1,000 for the quarter ended September 30, 2002 as compared to $158,000 for the comparable prior year period.  Interest expense, net, was $73,000 for the nine-month period ended September 30, 2002 as compared to interest income, net of $594,000 for the comparable prior year period.  The decrease in interest income and increase in interest expense is due to the lower average balances of cash and cash equivalents held during the 2002 periods as compared to the comparable 2001 periods, as a result of consumption of cash balances for working capital purposes.  In addition, the increase in interest expense during the periods was due to interest on the Company’s capital lease lines of credit, which were established during the fourth quarter of 2000.

Net operating loss carryforwards.  As of December 31, 2001, Occam CA’s net operating loss carryforwards were approximately $30.1 million for federal tax purposes, expiring in 2021, and $30 million for state tax purposes, expiring in 2006. As of December 31, 2001, Accelerated Networks’ net operating loss carryforwards were approximately $107.2 million for federal tax purposes, expiring in 2012, and $53.9 million for state tax purposes, expiring in 2005.  Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $14.3 million as compared to $6.6 million as of December 31, 2001.  The increase in cash and cash equivalents was primarily due to cash received from the merger with Accelerated Networks of $16.9 million, proceeds of a loan from Accelerated Networks prior to the closing of the merger of $5.2 million, and the proceeds from Occam CA’s offering of series C preferred stock of $10.0 million during May 2002, partially offset by cash used in operations of $23.0 million.

The Company used $23.0 million of cash in operating activities during the nine-month period ended September 30, 2002, an increase of $7.8 million or 52% over the $15.2 million used during the comparable prior year period.  The increase was due primarily to increases in operating expenses, gross loss, and accounts receivable, and decreases in accounts payable and accrued expenses for the nine-month period ended September 30, 2002 as compared to the comparable prior year period.

The Company generated $15.9 million in cash from investing activities in the nine-month period ended September 30, 2002, an increase of $19.1 million from the $3.1 million used during the comparable prior year period.  The increase was due to the $16.9 million of cash received from the merger with Accelerated Networks and the decreased acquisitions of property and equipment during the nine-month period ended September 30, 2002, as compared to that of the comparable prior year period.

The Company generated $14.8 million in cash from financing activities in the nine-month period ended September 30, 2002, as compared to $31.0 million for the comparable prior year period.  The cash provided in the nine-month period ended September 30, 2002 was from the proceeds of $5.2 million from a loan from Accelerated Networks to Occam CA prior to the merger, and the proceeds of $10.0 million from Occam CA’s offering of series C preferred stock during May 2002.  The cash provided in the nine-month period ended September 30, 2001, was from the gross proceeds from Occam CA’s offering of series B preferred stock during the first quarter of 2001, and from the proceeds of Occam CA’s capital lease line of credit.

At September 30, 2002, the Company had approximately $3.5 million in purchase commitments and outstanding payments due to two of its former principal contract manufacturers, a portion of one of which is expected to be settled and paid in 2002, and a portion of one of which was settled with the supplier (see Note

6 – Legal Proceedings – Supplier Litigation in Item 1 -- Financial Statements). At September 30, 2002, there was approximately $2.5 million included in accounts payable and accrued expenses on the balance sheet related to these commitments and contingencies.

The Company leases its facilities and certain assets under noncancellable leases through 2006, excluding various renewal options. At September 30, 2002, there was approximately $4.3 million in total remaining commitments on these leases, net of anticipated sublease income.

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

In the event that the Company obtains debt financing from a lender in an aggregate amount of not less than $10 million in lieu of making a demand on the investors for their respective committed financing amounts, the investors have agreed under the terms of the note and warrant purchase agreement to guarantee the loan, letter of credit or other similar instrument from the lender.  In the event that the Company seeks this guarantee, the obligation of each investor to provide the committed financing amount to the Company will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing.

The Company expects to continue to devote substantial capital resources to research and development activities, as well as its sales, marketing, and customer service organizations, the enhancement of its information technology infrastructure and other general corporate activities. The Company believes that cash on hand, cash available under the $10 million financing commitment and anticipated revenues from operations will be sufficient to fund its operations for the next twelve months.  However, there can be no assurance that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.  If events and circumstances occur such that the Company does not meet its current operating plan and is unable to raise additional financing, the Company may be required to further reduce spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

RISK FACTORS

If the Company does not successfully integrate the operations of the combined organization and realize the anticipated benefits of the merger, its results of operations could be adversely affected.

Achieving the benefits of the merger will depend in part upon the continuing successful integration of the operations, technology, vendors, suppliers and personnel of Accelerated Networks and Occam CA in a timely and efficient manner. Retention and integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions, strategic plans and other decisions. The Company’s management does not know whether they will be successful in these retention and integration efforts and cannot give assurances that it will realize the expected benefits of the merger.

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

The Company has incurred significant losses since inception, and it expects that it will experience net losses and negative cash flow for the foreseeable future. As of September 30, 2002, the Company had an accumulated deficit of approximately $59.7 million.  The Company expects its net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that the Company will ever generate sufficient net revenue to achieve or sustain profitability.

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

The development and marketing of new products and the expansion of its direct sales operation and associated support personnel is expected to require a significant commitment of resources.  In connection with the merger, some of Occam CA’s existing investors have provided the Company with an additional $10 million in equity financing and $10 million in loan guarantees.  This additional capital, along with the other capital resources available to terms following the merger may be insufficient to fund its future operations. If the Company is unable to obtain additional capital, it may be required to reduce the scope of its planned product development and marketing and sales efforts, which would harm its business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

To the extent that the Company raises additional capital through the sale of equity or securities convertible into equity, the issuance of the securities could result in dilution to its existing stockholders. If the Company raises additional funds through the issuance of senior debt securities, these securities would have rights, preferences and privileges senior to holders of its convertible notes and its common stock. These securities could also have rights, preferences and privileges senior to the holders of other outstanding debt and the terms of that debt could impose restrictions on the Company’s operations.

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

The Company has a subsidiary in India, which as of October 31, 2002, employed approximately 13 individuals representing approximately 10% of the Company’s workforce. This subsidiary performs product development and testing for the Company’s Element Management System, which is utilized for potential application in products currently being developed by the Company.  To date, the subsidiary had not generated any revenue for the Company, and is not expected to generate any revenue in the foreseeable future.  Because of the Company’s projected use of this subsidiary, any political or economic instability in India could adversely affect the Company’s projected development efforts or its projected expenses for the subsidiary.

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

The Company’s common stock is currently traded on the over the counter market, and the liquidity of its stock may be seriously limited.

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

The Company is currently named as a defendant in several securities class action lawsuits and a breach of contract suit.  The results of these lawsuits are difficult to predict.  An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on the Company’s financial position, liquidity, or results of operations and seriously harm the Company’s financial condition.  Even if these lawsuits are not resolved against the Company, the uncertainty and expense could seriously harm the Company’s business, financial condition and reputation.  Litigation can be costly, time-consuming and disruptive to normal business operations.  The costs of defending these lawsuits could be significant.  The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm the Company’s business.  (For additional information regarding the Company’s current litigation see Note 6—Legal Proceedings—Supplier Litigation in Item 1—Financial Statements.)

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

Currently the Company has few customers for its BLC 1100 and BLC 1200 products and a small number of prospective customers.  The Company cannot be certain that there will be a demand for its products once its products are more widely available, or that the demand will grow. Demand for its product will depend on the continued growth of data traffic volume and its prospective customers’ need to expand the capacity of existing local distribution networks. The Company does not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for its products. It is difficult to predict how the market for the Company’s products will develop and at what rate it will grow, if at all.

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

ITEM 4.	CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) as of November 12, 2002, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to November 12, 2002.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-30741), except as disclosed in Note 6. Legal Proceedings—Supplier Litigation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibit
Exhibit 99.1—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K
On October 1, 2002, the Company filed a Current Report on Form 8-K reporting under Item 7 of Form 8-K two contracts previously executed by Occam CA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  November 12, 2002

CERTIFICATION

I, Robert L. Howard-Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Occam Networks, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ROBERT L. HOWARD-ANDERSON

Robert L. Howard-Anderson President and Chief Executive Officer

CERTIFICATION

I, Howard M. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Occam Networks, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer