Form 10-K
period 2002-12-31
OCCAM NETWORKS INC/DE
filed 2003-03-31
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-30741

OCCAM NETWORKS, INC. (Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

77 Robin Hill Road
Santa Barbara, CA	93117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 692-2900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

          Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Based on the closing sale price of March 19, 2003, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on such date was approximately $3,154,517 ($3,739,145 including shares of common stock expected to be issued upon conversion of series A preferred stock)*.

          As of March 19, 2003, the number of shares outstanding of the registrant’s common stock was 140,854,042 (263,927,134 shares including 123,072,992 shares of common stock expected to be issued upon conversion of series A preferred stock).

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2003.

*       Excludes 77,763,794 shares of common stock and 111,380,449 shares of common stock expected to be issued upon conversion of series A preferred stock held by directors, officers and holders of 5% or more of the registrant’s outstanding common stock at March 19, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrants, or that such person is controlled or under common control with the registrant.

OCCAM NETWORKS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

          This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on Occam’s current expectations, estimates and projections about Occam’s industry, management’s beliefs, and certain assumptions made by Occam.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, Occam’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth at the end of Part II, Item 7 of this report, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in Occam’s other filings with the Securities and Exchange Commission (“SEC”) discuss some of the important risk factors that may affect Occam’s business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in Occam’s other filings with the SEC before deciding to invest in Occam or to maintain or increase your investment. Occam undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

          We design, develop and market a suite of Broadband Loop Carriers (“BLCs”), innovative Ethernet- and IP-based loop carrier platforms that enable telecommunications service providers to offer a variety of traditional as well as packetized voice, broadband and Internet Protocol (“IP”) services from a single, converged, all-packet access network.  In addition, we market a line of remote terminal cabinets to house our products in remote locations.  We supply our products to local and regional telecommunications carriers, independent telephone companies and international telecommunications carriers that deliver or wish to deliver voice, data, Internet access and video services to the residential, small and medium business and large enterprise markets over existing copper telephone lines.

          We design our products to alleviate the “bottleneck” currently experienced by many carriers in delivering voice and broadband services from their central offices or remote locations to individual customer premises—the network segment commonly referred to as the “last mile” or the “local loop.” We design our products with packet switching technology, such as Ethernet and Internet Protocol, two of the fundamental components used to build the Internet. These building blocks are used to develop a family of integrated products that deliver voice, data, Internet access and video services over the local loop’s existing copper wires by converting each customer line into a broadband loop capable of delivering nearly one thousand times the bandwidth currently delivered over the local loop. We believe that our single solution to the local loop “bottleneck” will enable carriers to consolidate, aggregate and integrate multiple, single-purpose network components, substantially reducing their capital expenditure requirements, streamlining their network, and reducing their operating costs.  Deployment of our products should also enable carriers to generate new revenue streams by delivering a wider variety of voice, data, Internet access and video services by virtue of the nearly 1,000-fold increase in available bandwidth.

Merger of Accelerated Networks, Inc. and Occam Networks Inc.

          On November 9, 2001, Accelerated Networks, Inc., a Delaware corporation incorporated in October 1996 (“Accelerated Networks”), entered into a definitive merger agreement with Occam Networks Inc., a California corporation (“Occam CA”) pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks.  The merger agreement was approved by the boards of directors of both Accelerated Networks and Occam CA, and by a special committee of the board of directors of Accelerated Networks.  The respective stockholders of each company approved the merger on May 13, 2002.

          Upon the completion of the merger, stockholders of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of their Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization.  In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock and a $10 million financing commitment from certain of Occam CA’s then existing investors.  The merger agreement provided that Accelerated Networks could designate one board member on the combined organization’s board of directors and the remaining six seats would be filled by designees of Occam CA.  One of Occam CA’s designees previously sat on the Accelerated Networks board.  Immediately following the merger, a majority of Occam CA’s management was responsible for the day-to-day management of the combined organization.  The Company has filled several additional management positions since the close of the merger.

          The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

          After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to “Occam Networks, Inc.” Throughout this report, we will refer to “Occam Networks, Inc.” as “Occam,” “Occam Networks”, the “Company” or the “Registrant”.  Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

Industry Background

Existing Network Infrastructure

          Today’s wired telecommunications infrastructure consists of three separate interconnected networks: the long haul network, which provides long distance service and interconnects regional carrier networks; the metro network, which services a region and interconnects carrier central offices; and the local loop access network, which provides connectivity from the carrier’s offices to the customer. The local loop access network consists of central offices, which house the carrier’s telephone switches, customer premise equipment, and copper wire or fiber optic cable that interconnects the central office and the customer premise.  Some carriers have also deployed remote terminals that reside between the central office and customer premise to shorten the length of the copper wire or fiber optic cable between the customer and the carrier’s equipment.

Limitations of Existing Telecommunications Infrastructure

          The communications network has experienced significant growth and change during the past decade as the exponential growth of networks and the Internet, and the accompanying increase in data traffic have increased demand for high bandwidth communications networks. Telecommunications carriers have had difficulty, however, in meeting this increased demand for broadband Internet access and other bandwidth intensive applications and services due to significant constraints of the traditional copper wire communications infrastructure. To begin addressing increased customer demand for higher bandwidth, carriers began deploying high-speed optical networks in the long haul and metro portions of their networks. However, a bottleneck continues to impede effective delivery of high-bandwidth services in the local loop access network. Specifically, the existing local loop infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the local loop has typically been limited to data transmission rates of up to 56 kilobits per second using standard dial-up analog modems. At this rate, several minutes may be required to access a media rich website and several hours may be required to transfer or download large files. Access to video over a dial-up modem is nearly impossible. The cost of rewiring individual customer premises with fiber optic cable to deliver higher bandwidth services, however, is not economically viable and is also time consuming. Thus, telecommunications carriers have sought to employ alternative technologies to make more efficient use of the existing copper wire infrastructure in the local loop.

Emergence of DSL for Broadband Access

          In order to overcome the inherent limitations of copper wire in the local loop and meet the increased demand for broadband service, telecommunications carriers began deploying new technologies. The most common of these technologies is digital subscriber line, or DSL, technology, which enables broadband access over the existing copper wire in the local loop. The actual amount of bandwidth delivered to each DSL customer is dependent upon the distance between the customer location and the carrier’s DSL equipment. For example, for carriers to deliver the bandwidth to a customer with asymmetrical DSL, the customer must be located within 18,000 feet of the carrier’s DSL equipment.

          DSL equipment can be located in a central office or in digital loop carriers, which are in remote terminals, placed curbside primarily in residential areas. These remote terminals serve approximately 25% of all telephone customers in the United States. In order to provide DSL service to a customer whose first access point to the telecommunications network is through a remote terminal, the carrier must deploy DSL equipment in the remote terminal.

          Carriers have traditionally deployed separate network equipment in the remote terminal to deliver voice and DSL services. Deploying separate network equipment is costly and, because of space constraints at the remote terminal, places significant limitations on the number of customers served. The physical size of the systems necessary to enable DSL service is critical because DSL equipment must fit within the local telephone carrier’s existing remote terminal cabinets or the carrier must spend significantly more money either to expand the remote terminal or install additional remote cabinets to serve the same number of customers. Carriers are seeking an integrated system for the delivery of voice and DSL services in order to deliver broadband access to a larger number of customers while significantly reducing the total costs of DSL deployment and operation.

Increased Competition in Telecommunications Services Market

          As cable service providers enter traditional telecommunication markets, carriers are seeking to add additional high-bandwidth, high-margin, services to their networks, such as broadcast video and video on demand. In order to deliver video to residential customers, telecommunications carriers will be required to deploy the next generation of DSL technology, very high speed DSL, or VDSL, or next generation asymmetrical (ADSL2+) to provide enough bandwidth to enable broadband transmission of multiple video streams over the local loop. VDSL, however, requires greater proximity of the customer to the telecommunications carrier’s DSL equipment. In order for telecommunications carriers to deliver VDSL’s full 51 megabits per second, or Mbps, of bandwidth, the telecommunications carrier must deploy equipment within 4,000 feet of the customer. ADSL2+ delivers less total bandwidth than VDSL, but can support two or three video channels to distances of 8,000 to 10,000 feet.  The introduction of either of these DSL technologies in the local loop will likely result in broader deployment of remote terminals and an increase in the percentage of telecommunications customers who are delivered access to DSL through these remote terminals. In addition to DSL’s distance limitations, transmission speeds are also limited by the architecture and capabilities of the equipment that is currently deployed in the remote terminals.

Transitioning of the Telecommunications Network

          The telecommunications network was developed and optimized for voice traffic using circuit switched technology and large, complex voice switches. As the demand for broadband services has increased, telecommunications carriers have had to devise new technologies to overcome the limitations that circuit switch technology and traditional voice switch technologies have imposed on the existing telecommunications network. Two of the technologies recently developed to overcome these limitations are packet switched technology and softswitches.

          Packet switched technology is designed to resolve the inefficiencies in the existing telecommunication network caused by the reliance on circuit switched technology. A circuit switched network establishes a circuit from end-to-end for the duration of each call, with a fixed amount of allocated bandwidth for delivery of each call. Data and Internet sessions, however, are of varying duration and require varying amounts of bandwidth throughout the course of each session. Nevertheless, when sent over a circuit switched network, the amount of bandwidth consumed per session is constant, whether or not voice or data is being transmitted at any particular time during the session. As the amount of data and Internet traffic as a percentage of the total traffic carried over the telecommunications network has grown, the network’s reliance on circuit switched technology has rendered it increasingly unable to meet the growing demand for broadband services. As a result, carriers have had to reexamine the architecture of their network and transition to a packet-switched architecture that handles voice, data and video more efficiently by using bandwidth only when voice or data is actually being sent. By using bandwidth in this manner, the carrying capacity of the existing telecommunications network is greatly increased, thus permitting the network to deliver a greater amount of broadband service to a greater number of customers. This new architecture is being built on the same technology that is the foundation for the Internet. Packet-based carriers have begun the transition to packet technology in their long haul and metro networks and are now moving toward the same transition in the local loop.

          Softswitches are designed to resolve some of the inefficiencies and cost issues associated with the existing telecommunications network’s reliance on large, complex voice switches. Voice switches use circuit switch technology and direct the majority of voice calls in the telecommunications network today. The complexity and proprietary nature of the technology used in these large switches has increased the operational and capital costs of deploying these products and has also led to long lead times in carriers’ ability to deliver new voice and other telecommunications services. A new generation of switches called softswitches, developed by numerous vendors using open standards rather than proprietary technology, offer carriers an attractive alternative at a fraction of the cost of traditional circuit switches. A softswitch refers to a voice switch, which has been developed using open standards and is capable of acting as a bridge between traditional voice traffic and packet-based data traffic. This reliance on open standards rather than proprietary technology promotes and facilitates more rapid development and deployment of new services that carriers can offer to customers. Softswitches are a key component of the new packet architecture and enable carriers to maximize the efficiencies of packet switching.

          Softswitches are already being deployed by carriers in the long haul portion of the network, and are being moved out to the local loop access network. This transition to a softswitch controlled voice network is likely to take several years. To facilitate this transition, carriers are seeking to build a new local loop infrastructure using the packet switched technology described above that will coexist with the existing circuit switch technology. The element of the local loop infrastructure that allows it to coexist with the voice switches and softswitches is called a media gateway. Carriers are seeking a solution that integrates the local loop infrastructure with media gateway functionality.

          Once softswitch technology is fully deployed and the packet switched infrastructure is in place, carriers should be able to offer new, higher margin, voice, data and video services to their customers.

The Occam Networks Solution

          Our products, the BLC 1200 and BLC 1210, are deployed in remote terminals and provide connectivity from the residence or business premises to the carrier’s central office. Our BLC 1240 product is deployed in telephone company central offices to combine individual user voice and data traffic flows from the BLC 1200 and BLC 1210 into a format interoperable with existing telephone and data switches. Because the BLC converts a telephone line, or local loop, into a broadband loop, we refer to our products as broadband loop carriers.

          The BLC 1200 integrates into one product the functionality that is currently provided by separate voice and DSL access products. Designed specifically to fit in existing remote terminal cabinets, the BLC is compact and yet supports 24 integrated voice and DSL connections per unit. Multiple units can be placed in the same cabinet, allowing carriers to expand their capabilities as needed, up to 1,056 customers per standard seven-foot rack. Remote terminals can house one or more standard racks depending on their size. Our BLCs are environmentally hardened to withstand wide variations in temperature, humidity and other environmental conditions.

Enable Wide Scale, Cost Effective DSL Deployment

          Our BLCs use state-of-the art semiconductor technology to serve three to four times the number of customers from the same sized remote terminal cabinet than traditional access equipment. This enables carriers to deploy DSL on a wider scale to more customers without the additional capital and non-recurring expense of construction and installation of additional or larger cabinets at the remote terminals, the cost of which can range from tens of thousands to hundreds of thousands of dollars per site.

Lower Cost to Activate DSL Customers

          Our BLC 1200 supports DSL and voice for every customer connected to a remote terminal where a BLC has been deployed. This feature enables carriers to eliminate the need to dispatch technicians to install or configure DSL equipment at the remote terminal, which significantly reduces the carrier’s cost of activating a new customer. In addition, the carrier can further reduce its cost of customer acquisition through targeted marketing of its DSL services to specific geographic communities of customers.

Leverage Internet Technologies

          Our BLCs are built using packet switch technologies that enable the carrier to build a scalable local loop infrastructure. These technologies include Ethernet, which delivers more than twice the network bandwidth normally available between the remote terminal and the carrier’s central office at a fraction of the cost.

          Our BLCs employ standards based, sophisticated packet processing technology to identify, classify and prioritize individual voice, data, Internet and video traffic streams based on the quality of service required for each stream. Voice streams, for instance, are the most sensitive to transmission delays and are thus always given higher priority than other traffic streams. This ability to classify and prioritize traffic streams enables carriers to deliver all of these services from a single infrastructure with the assurance that each service will be delivered at the appropriate level of quality.

Softswitch Interoperability

          The BLC 1200 and BLC 1210 also have integrated media gateway functionality, which eliminates the need for a separate media gateway. This results in significant cost and space savings at the remote terminal. The integrated media gateway functionality allows the BLC 1200 and BLC 1210 to interoperate with the existing voice switches and softswitches simultaneously and facilitates a smooth transition from one to the other. In addition, the integrated media gateway also allows carriers to start delivering advanced voice, fax and messaging services, like unified messaging and follow-me services.

          We also provide our customers OccamView, a management system that enables remote activation and troubleshooting of voice and DSL services. OccamView reduces a carrier’s costs for activating a new customer and providing customer support. By using OccamView, a carrier reduces or eliminates costly installations by technicians.

The Occam Networks Strategy

          Our strategy is to become a leading provider of local loop access equipment to telecommunications carriers, such as regional bell operating companies, independent telephone companies and international carriers. We intend to leverage our BLC product line to establish ourselves as a leader in the advanced generation of local loop equipment. This equipment facilitates the deployment of broadband and telephony services, and has evolved from the Next Generation Digital Loop Carrier, or NG-DLC, market. Key elements of Occam’s strategy include:

Drive Packet, Ethernet and IP Technologies into the Local Loop

          We intend to leverage Internet technologies, such as Ethernet and Internet protocol, or IP, in order to facilitate carriers’ transition to a packet switched local loop infrastructure. We believe that we are the first vendor to leverage the proven scalability and resiliency of packet technology in building products for the NG-DLC market.  We have achieved this objective by designing all of the different elements of our products, including access interfaces, backbone interfaces and service aggregation architecture, with packet technologies.

Deliver Ethernet Transport to the DLC Market

          We have integrated Ethernet transport into our Broadband Loop Carrier product line, which bridges the local loop to the metro and long haul Ethernet networks resulting in an end-to-end Ethernet service. By significantly reducing the number of network elements, carriers can simplify their networks. We have developed a new approach to building resilient backbone networks using Ethernet, called Ethernet Protection Switching. We believe that our approach of using Ethernet transport as opposed to the current transport methods, such as SONET, will allow carriers to provide greater scalability and greater bandwidth at a fraction of the cost. We will continue to deliver transport solutions that scale from 100 Mbps to 1 Gigabit per second, or Gbps, to 10 Gbps by leveraging three different generations of Ethernet semiconductor technology.

Facilitate Network Migration from Circuit Switched Architecture to Packet Switched Architecture

          We have developed a family of products that enable carriers to build a local loop infrastructure that can coexist with today’s voice switching architecture and the new packet switched technology to deliver integrated voice, data and video services. We have integrated technologies such as TR-08 and GR-303 data transmission protocols in our BLC Products that communicate with today’s circuit switched infrastructure and technologies such as media gateway control protocol (“MGCP”) that work with new softswitch architectures. We believe that carriers can reduce their capital expenditure costs significantly by migrating to a packet switched architecture and softswitches. We believe there is a significant market for our products because these products will facilitate this migration given their relative cost effectiveness and enhanced delivery capabilities.

Deliver a Comprehensive DLC Solution

          We intend to deliver a family of products that represents a comprehensive DLC solution for copper and fiber-based local loop infrastructure. Our products may be used as central office terminal and remote terminal platforms and for a variety of other applications, such as fiber-to-the-curb and fiber-to-the-home, through a combination of DSL, Ethernet and optical networking technologies. Our DLC solution will enable traditional and softswitch voice access and DSL access. In addition, our DLC solution will allow carriers to offer a variety of services, such as voice, data, Internet and video. We have integrated, or intend to integrate a variety of access interfaces, such as voice, ADSL, ADSL G.LITE, VDSL, Gigabit Ethernet and Ethernet over DSL.

Drive the Development and Deployment of a Comprehensive Packet-based Video Service Delivery System

          We intend to combine our products with those of key strategic partners in the areas of set top boxes, head-end systems and video servers to offer carriers an end-to-end video delivery system. We believe that our innovative architecture, which leverages packet and Internet technologies such as multicasting and content distribution, will offer carriers the ability to provide broadcast and video-on-demand services at a significantly reduced cost, making delivery of video services cost effective for carriers. We are collaborating through our alliances to design packet switched video delivery architectures and products that solve many of the problems with today’s deployments, including scalability and affordability.

Aggressively Pursue Innovators in the Carrier Market

          We intend to leverage our packet switched architecture, integrated voice, data and video capabilities, scalability and lower service delivery costs to facilitate global sales to local telephone carriers. Our initial focus is on innovative carriers that are known to adopt and apply new technologies, have begun to transition to a packet switched architecture and are interested in delivering new softswitch voice, Ethernet and/or video services. Adoption by these customers will enable us to enter the market and establish our market awareness and reputation.

Continue Technological Innovation

          We currently hold two patents and have 21 patent applications pending and are working to create additional intellectual property in the areas of Ethernet resiliency and fault management, optical networking, packet-processing hardware, network management systems and video delivery systems. These continue to be integrated into our products. We believe that our continued focus and emphasis on innovation will enable us to extend our technology leadership through continual enhancement of existing products and the development of new products that address the needs of the carrier market for local loop solutions. We believe that our adoption of open standards, such as Ethernet, and open-source software, such as Linux, will allow us to leverage the knowledge base of the global development community, thereby accelerating the introduction of new products and product enhancements.

          Our research and development philosophy is to focus on the integration of technology from industry-leading semiconductor and software vendors with our innovation applied toward specific carrier network problems. We believe that this approach will continue to enhance our ability to rapidly bring innovative products to market while continuing to build our portfolio of intellectual property.

Products

Current Products

          BLC 1200.  The BLC 1200 is a 24 port ADSL Full Rate and voice access system, connecting to the customer via the existing local loop copper wire, and to the central office via up to four T1 lines, two copper 10/100 Ethernet or two fiber optic 10/100 Ethernet network links and supports MCGP, TR-08, and MultiLink PPP protocols. The BLC 1200 uses Occam’s Ethernet Protection Switching technology, to enable the traffic on the fiber optic Ethernet connections to be rerouted to another fiber within 50 milliseconds in the case of a fiber cut or fault, or BLC failure. Up to eight BLC 1200s can be stacked to add new ADSL and POTS subscribers in 24-line increments. The

1.75-inch vertical profile and environmentally hardened compact chassis allows for easy deployment in smaller remote terminals, and can also be deployed in a central office. The BLC 1200 became available for sale in the second quarter of 2002, and represented 62% of our fiscal 2002 revenue.

          BLC 1210.  The BLC 1210 is a 24 port voice access system, connecting to the customer via the existing local loop copper wire, and to the central office via up to four T1 lines, two copper 10/100 Ethernet or two fiber optic 10/100 Ethernet network links and supports MCGP, TR-08, and MultiLink PPP protocols. The BLC 1210 uses Occam’s Ethernet Protection Switching technology, to enable the traffic on the fiber optic Ethernet connections to be rerouted to another fiber within 50 milliseconds in the case of a fiber cut or fault, or BLC failure. Up to eight BLC 1210s can be stacked to add new POTS subscribers in 24-line increments. The 1.75-inch vertical profile and environmentally hardened compact chassis allows for easy deployment in smaller remote terminals, and can also be deployed in a central office. The BLC 1210 became available for sale in the fourth quarter of 2002, and represented none of our fiscal 2002 revenue.

          BLC 1240.  The BLC 1240 Central Office Terminal, our product for central office applications, is a scalable MGCP voice gateway.  It provides central office termination of an IP-based local loop carrying voice and data traffic and interfaces with a Class 5 switch via a TR-08 or GR-303 interface (voice protocols that communicate with existing central office voice switches).  The BLC 1240 also interfaces with a softswitch via an integral MGCP call agent.  Equipped with four T1 line and four port 10/100 Ethernet network links, a single BLC 1240 supports up to 384 simultaneous voice calls from multiple BLC 1200s or BLC 1210s, and can be stacked to deliver growth in 384-line increments.  The 1.75-inch vertical profile and NEBS approved compact chassis allows for easy deployment in central offices. The BLC 1240 became available for sale in the second quarter of 2002, and represented 6% of our fiscal 2002 revenue.

          Cabinets.  Our broadband loop carrier solution includes a series of remote terminal cabinets for low and medium density deployments in a variety of geographical areas. Our cabinets are environmentally controlled and deliver reliable protection with a high degree of deployment flexibility.  Our cabinets are full-featured enclosures that support multiple shelf assemblies with a full complement of fans, protector panels, charger/rectifiers and batteries. Occam cabinets have been configured to support the greater advanced service capacity provided by our Broadband Loop Carriers, meeting the power and heat requirements for maximum DSL, video and other high-bandwidth service take rates.  They are available in configurations which support 48, 96 or 192 ADSL/voice lines, either copper T1 or fiber facilities, and can be deployed in point-to-point, star, ring, or daisy chain topologies.  Our line of cabinets became available for sale in the second quarter of 2002, and represented 11% of our fiscal 2002 revenue.

          OccamOS. Our embedded operating system creates a highly extensible platform that makes it easy to tailor the Occam BLC product family to the specific requirements of each carrier. OccamOS is modular, highly scalable and provides BLCs with high reliability.

          OccamView. OccamView is a distributed element management system that enables remote management of voice and broadband services via software from any secure browser. OccamView’s open management architecture makes it easy to integrate the OccamView into a wide variety of operating support systems to ensure interoperability with existing systems.

          Integrated Access Devices. The AN family of integrated access devices offer customers a customer premises equipment device that aggregates 20 to 32 voice lines with multiple T1/E1 or Ethernets for communication back across a DSL service. Our line of integrated access devices represented 16% of our fiscal 2002 revenue.  Due to their limited future revenue potential, however, we substantially discontinued marketing these products during the third quarter of 2002.  In addition, prior to the merger, Accelerated Networks discontinued the development, sales and marketing of its MSAP (multi-service access platform) product line.

Products in Development

          We currently have under development products, features and functions which we believe will further enhance our product family. These development activities are generally focused on the following areas:

•	Integration of higher speed Gigabit Ethernet technologies,
•	Greater support for multicast IP video traffic,
•	Greater port densities per system and increasing the overall capacity of products,
•	Reducing the overall cost of solutions,
•	Improving maintainability and ease of deployment for customers, and
•	Integration of newer DSL technologies.

Customers

          To date, our products are in operation in the networks of more than 20 customers, and we are engaged in trials at four of the top 20 Incumbent Local Exchange Carriers (“ILECs”) in the United States. Our current and target customers include:

Regional Bell Operating Companies

          Regional bell operating companies are the ILECs in the United States formed by the 1983 divestiture of AT&T and subsequently partially recombined through mergers. The four regional bell operating companies are Qwest Communications, SBC Communications, Verizon Communications Inc. and BellSouth Corporation, accounting for approximately 85% of the total installed telephone lines in the United States.

Independent Telephone Companies

          There are more than 1,100 independent telephone companies providing service in the United States, accounting for approximately 15% of the total installed telephone lines. These companies vary in size from small, rural companies serving limited geographic areas with a limited number of lines to large independents like Citizens Communications Company, CenturyTel, Inc., Alltel Corporation and Cincinnati Bell. This market segment offers us the greatest potential for immediate deployment, enabling us to gain short-term revenue while increasing our sales and support infrastructure.

PTTs

          PTTs are the governmental agencies and their successors responsible for combined postal, telegraph and telephone services in countries worldwide. Examples include France Telecom in France, Deutsche Telecom in Germany, Telefonica in Spain and Telia in Sweden.

Industry Relationships

          An important element in our market strategy is our ability to build strategic relationships with companies who have an established presence in Occam’s target market segments. We have developed the Occam Packet Access Network Alliance, whereby independent companies can work with us to define broader solutions, perform interoperability tests, develop solutions business cases and provide cooperative customer support. The Occam Packet Access Network Alliance was announced in October 2001, and currently includes partners such as Sonus Networks, Inc., Nuera Communications, Inc., Broadsoft, Inc., Optibase, Ltd., and Syndeo Corporation.

Research and Development

          We have a team of engineers and technologies dedicated to conducting research and developing innovative technologies in specific technology areas that are strategic to our business. The collective talent of the Occam research and development team has knowledge-base and experience covering the full spectrum of technologies, ranging from digital loop carrier, voice signaling, call control, IP networking, Ethernet net working and switching,

DSL, optical networking and network management. We have also developed a practice of working with our suppliers of technology, silicon and software to further increase our technological lead over our competitors.

          We have made and will continue to make substantial investments in research and development to extend the technological lead we enjoy over its competitors in building an Ethernet and IP-based digital loop carrier solution. Research and development expenses, including amortization of stock-based compensation, were approximately $19.2 million, $16.4 million and $6.5 million during the fiscal years ended 2002, 2001 and 2000, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Simi Valley, California, Mesa, Arizona, and Bangalore, India.

Patents and Intellectual Property

          We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted two patents, have filed 21 patent applications, and intend to file additional patent applications. Our patent strategy is designed to protect corporate technology assets, to create access to additional technology through cross-licensing opportunities and to create opportunities for additional revenue through technology licensing.

          While we rely on patent, copyright, trademark and trade secret laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. In addition, we continue to license technologies from third parties when necessary or useful.

Sales and Marketing

          We have focused our sales and marketing efforts primarily on the major independent carriers and regional Bell operating companies (“RBOCs”) in the United States. Our marketing efforts are designed to create brand awareness with these customers and to demonstrate our technological leadership and cost advantages in the digital loop carrier equipment market. We are educating our potential customers about our products and the benefits of our solutions through industry publications and trade shows. We also conduct education programs that present our products and the benefits of our solutions for senior management of engineering design firms who design networks for independent telephone operating companies.

          We market and sell our products primarily through our direct sales organization, which establishes and maintains direct relationships with prospective customers. We employ sales engineering personnel in our sales process in order to address prospective customers’ technical issues. We work with independent engineering and services firms to assist our customers to design, build, transition, install, and support their networks.  In addition, we offer our products through systems integrators that, in addition to sourcing products, provide other value-added services such as integration, test, staging, installation and third-party equipment procurement to their customers.

          Sales to our largest three customers, DTC Communications, Inc., Armstrong Telephone Company, and Pan Dacom Networking AG, accounted for approximately 38%, 25%, and 13%, respectively, of our revenue for the year ended December 31, 2002.  While we anticipate that sales to any specific customer will vary from period to period, we expect to continue to have significant customer concentration during 2003. To date, a significant portion of our revenue has been derived from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments.

Technical Services and Customer Support

          Our technical services and customer support organization is responsible for customer training, post-sales technical support and maintenance. We have established a technical assistance center and a test and interoperability lab, both of which are designed to allow us to provide effective and timely customer support 24 hours a day, seven days a week. We work with third party engineering, factoring and installation companies to assist carriers with the design engineering, staging, installation and initial activation of our products.

          Interoperability and test engineers conduct compatibility testing in our test and interoperability lab located in Santa Barbara, California. As a critical part of the Occam solution, this group will ascertain whether our products are interoperable with all standards-based network elements including voice gateways, softswitches, DSLAMs, DLCs, Ethernet switches, DSL modems, Integrated Access Devices, and residential gateways.

Backlog

          Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter.  Our backlog as of January 31, 2003 was approximately $900,000.  Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, or allowing customers to cancel orders within negotiated time frames without significant penalty, our backlog may not be indicative of sales during any subsequent quarter.

Competition

          The market for telecommunications equipment is highly competitive and we expect that competition will increase in the future. Many of our competitors are large companies with greater name recognition and technical, financial and marketing resources than we have, which may give them a substantial advantage in developing and selling their products. Some of our competitors have gained a significant share of the market for local loop carrier equipment and further consolidation of the telecommunications industry may increase that share. In addition, many of our competitors have long-standing relationships with our prospective customers, which may give them an advantage in selling competing products. Current and potential competitors in the digital loop carrier market include Alcatel SA, Marconi Corporation, Advanced Fibre Communications, Inc. and Lucent Technologies Inc.

          We believe that the principal factors that will determine success in the digital loop carrier market include:

•	support for multiple access technologies and network protocols;
•	ability to efficiently aggregate different traffic types, such as voice, data, Internet, video;
•	flexibility and interoperability with existing and future network designs and equipment;
•	time to market;
•	cost-effectiveness;
•	scalability without interruption of service; and
•	reliability.

          The strength of our product and solution architecture, we believe, enables us to compete effectively with all of these customer types, and we expect to gain share in the growing broadband local loop market.

Manufacturing

          We outsource significant portions of our manufacturing operation to third-party manufacturers and have a signed manufacturing out-sourcing contract with the Finepitch division of Solectron, Inc.  This agreement provides for material procurement, board level assembly, testing and quality control by the manufacturer. We design, specify and monitor all of the tests that are required to meet our internal and customer quality standards.

          In 2001, Occam received certification to ISO 9001:2000 by TÜV Rheinland of North America.

Geographic Information

          The majority of our revenue is generated within the United States, and all of our long-lived assets are located within the United States.

Governmental Regulation

          The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Occam’s products or the deployment of Occam’s products are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. In some cases, we are required to obtain certifications or authorizations before its products can be introduced, marketed, or sold. While we believe that our products comply with all current applicable governmental laws, regulations and standards, we cannot assure that we will be able to continue to design its products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect Occam’s ability to market or sell its products.

          In addition, FCC regulatory policies that affect the availability of broadband access for data and Internet services may impede the penetration by the customers of Occam into their respective markets, affecting the prices that these customers are able to charge, or otherwise affecting the ability of these customers to market their products and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements, and line sharing impact our potential RBOC customer base.

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

          In addition to federal and state telecommunications regulations, an increasing number of other domestic laws and regulations are being adopted to specifically address broadband and telecommunications issues such as liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data and access by law enforcement, as well as intellectual property ownership, obscenity and libel. For instance, the FTC has recommended that Congress enact legislation to ensure adequate protection of online privacy and federal online privacy legislation is currently pending in Congress. The adoption of this or other restrictive legislation could increase the costs of communicating over the Internet or decrease the acceptance of the Internet as a commercial and advertising medium, thus dampening the growth of the Internet. Because our customers use Occam’s products to facilitate both commercial and personal uses of the Internet, our business could be harmed if the growth of the Internet were adversely affected by such regulations or standards.

          Countries in the European Union, or EU, have also adopted laws relating to the provision of Internet services, the use of the Internet, and Internet-related applications. For example, in the United Kingdom, an Internet service provider, or ISP, may be liable for defamatory material posted on its sites. In Germany, an ISP may be liable for failing to block access to content that is illegal in the country. In addition, the EU has adopted a data protection directive to address privacy issues, impacting the use and transfer of personal data within and outside the EU. The application of this directive within the EU and with respect to U.S. companies that may handle personal data from the EU is unsettled. Similarly, countries in Europe restrict the use of encryption technology to varying degrees, making the provision of such technology unclear. Other laws relating to Internet usage are also being considered in the EU.

          The applicability of laws, regulations and standards affecting the voice telephony, broadband telecommunications and data industry in which Occam and our customers operate is continuing to develop, both domestically and internationally. We cannot predict the exact impact that current and future laws, regulations and standards may have on Occam or our customers. These laws, regulations and standards may directly impact our products and result in a material and adverse effect on our business, financial condition and results of operations. In addition, should our customers be adversely impacted by such regulation, Occam’s’ business, financial condition and results of operations would likely be adversely affected as well.

Employees

          As of February 28, 2003, we employed 102 full-time employees, including 19 in sales and marketing, eight in manufacturing, 64 in engineering, and 11 in finance and administration. Most of our employees are located in the United States, however, we have 13 engineering employees located in Bangalore, India. None of our employees are represented by collective bargaining agreements. We consider our relations with employees to be good.

ITEM 2. PROPERTIES

Properties

          We are a party to the following lease agreements and arrangements:

•

a lease for an approximately 31,000 square foot facility in Santa Barbara, California, for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in October 2006;

•

a lease for approximately 15,000 square feet of space in Simi Valley, California, used primarily for manufacturing, research and product development, and general and administrative purposes, and which expires in February 2004;

•	a lease for approximately 1,700 square feet of space in Mesa, Arizona, used primarily for research and product development purposes, which expires in October 2003;
•	a lease for an approximately 6,200 square foot facility in Richardson, Texas, was subleased to a third party, and expires in December 2003;
•	a lease for approximately 2,400 square feet of space in Agoura Hills, California, was subleased to a third party, and expires in February 2004; and,
•	a lease for approximately 1,400 square feet of space in Petaluma, California, which is currently unoccupied and being held available for sublease, and which expires in September 2004.

          We also lease other office space in the United States, which is used primarily for sales and support purposes, and in Bangalore, India, which is used primarily for research and product development purposes.  We believe that our existing facilities are adequate for the present and anticipate subleasing our excess space.

ITEM 3. LEGAL PROCEEDINGS

          Securities Litigation

          Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors.  The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001.  Plaintiffs filed a consolidated amended complaint on October 30, 2001.  The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”).  Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims.  In each instance the plaintiffs were given 30 days’ leave to amend their 1934 Act claims.  The plaintiffs filed their third amended complaint and the Company filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. The Company has filed an answer and intends to defend the litigation vigorously.

          IPO Allocation Cases

          In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering.  The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants.  The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  No date has been set for the Company to respond to the Complaint.  The Company intends to defend the litigation vigorously.  The Company has not recorded any accrual related to this claim.

          Florida IPO Allocation Case

          On February 28, 2003 a stockholder class action lawsuit was filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. This case was filed in the United States District Court, Southern District of Florida. The complaint was filed on behalf of investors who purchased Accelerated Networks stock between June 22, 2000 and January 8, 2001 and alleges violations of Section 12(a)(2) and Section 15 of the 1933 Act and of Section 10(b) and Section 20(a) and Rule 10b-5 of the 1934 Act and violation of the Florida Blue Sky Law. The claims are based on allegations that the underwriter defendants and Accelerated Networks would effectuate an IPO offering price that was inaccurate based on false expectations about Accelerated Networks’ prospective financial performance, including expected revenues and earnings and make selective inaccurate disclosures of same to the investing public. Plaintiffs allege that these fraudulent disclosures are in violation of the securities laws. There are fifty issuers defendants named in the lawsuit.  No date has been set for the Company to respond. The Company intends to vigorously defend the litigation. The Company has not recorded any accrual to this claim.

          Supplier Litigation

          On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. The Company entered into a settlement agreement with the supplier, and on November 5, 2002, the parties filed with the Los Angeles Superior Court a Notice of Settlement and a Stipulation and Proposed Order re: Settlement and a Setting of Order to Show Cause re: Dismissal with Prejudice.  The settlement called for the Company to pay the supplier $1,200,000 immediately, and $800,000 on February 15, 2003 in exchange for shipment to the Company of certain inventory held in the supplier’s warehouse.  As a result of this settlement, the trial date of December 17, 2002 was vacated.  All payments have been made and the case has been dismissed.  The Company had previously accrued the amount of the payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of the Stockholders of Occam Networks was held on December 12, 2002.

(b)

At the Annual Meeting, our stockholders elected Robert L. Howard-Anderson and Steven M. Krausz to each serve as a director of Occam Networks for a three year term ending in 2005, Thomas C. McConnell to serve as a director for a two year term ending in 2004, and Robert B. Abbott to serve as a director for a one year term ending in 2003 (the “Director Proposal”).

(c)	At the Annual Meeting, our stockholders approved the amendment and restatement of our 2000 Stock Incentive Plan (the “Stock Plan Proposal”).

(d)	At the Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002 (the “Auditor Proposal”).

(e)	The results of the election and voting at the Annual Meeting are set forth below.

	Votes in Favor	Votes Against	Abstentions	Broker non-votes

PROPOSAL 1: THE DIRECTOR PROPOSAL
Director
Robert L. Howard-Anderson	94,698,096	—	171,158	—
Steven M. Krausz	94,698,096	—	171,158	—
Thomas C. McConnell	94,698,096	—	171,158	—
Robert B. Abbott	94,698,096	—	171,158	—
PROPOSAL 2: THE STOCK PLAN PROPOSAL	93,838,990	991,849	38,415	—
PROPOSAL 3: THE AUDITOR PROPOSAL	94,721,038	46,141	102,075	—

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Our common stock traded on The Nasdaq National Market under the symbol “ACCL” from June 2000 through the May 2002 merger date, and under the symbol “OCCM” from the merger date through the time of its delisting from The Nasdaq National Market on July 24, 2002.  Beginning July 25, 2002, our common stock has traded on the OTC Bulletin Board under the symbol “OCCM”.  The following table presents, for the periods indicated, the high and low closing stock price of our common stock during the time period traded as reported by The Nasdaq National Market and the high and low last sale price of our common stock during the time period traded as reported by the OTC Bulletin Board:

	High	Low

Fiscal year ended December 31, 2002
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.22	$0.03
Second Quarter	$0.36	$0.16
First Quarter	$0.50	$0.31
Fiscal year ended December 31, 2001
Fourth Quarter	$0.70	$0.12
Third Quarter	$0.52	$0.13
Second Quarter	$1.88	$0.45
First Quarter	$4.00	$1.25
Fiscal year ended December 31, 2000
Fourth Quarter	$18.13	$2.50
Third Quarter	$67.50	$15.50
Second Quarter (from June 23, 2000)	$67.00	$32.00

          On March 19, 2003, the last reported sales price of our common stock was $0.05 and there were 349 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

          In December 2002, a special committee of our board of directors approved the sale and issuance of up to 2,000,000 shares of series A preferred stock at a price per share of $7.50, and we sold 1,471,707 shares of series A preferred stock for $7.50 per share for gross proceeds of $11,038,000.  In January 2003, we sold an additional 154,497 shares of series A preferred stock for gross proceeds of $1,159,000.  The purchasers of the series A preferred stock were: New Enterprise Associates 9, L.P., New Enterprise Associates VII, L.P., NEA Partners VII, L.P., NEA General Partners, L.P., NEA Ventures 2000, L.P., U.S. Venture Partners VII, L.P., U.S. Venture Partners V, L.P., USVP V International, L.P., 2180 Associates Fund V, L.P., USVP V Entrepreneur Partners, L.P., 2180 Associates Fund VII LP, USVP Entrepreneur Partners VII-A LP, USVP Entrepreneur Partners VII-B LP, Norwest Venture Partners VIII LP, NVP Entrepreneurs Fund VIII LP, Windward Ventures, L.P., Windward Ventures 2000, L.P., Windward Ventures 2000-A, L.P., each of whom was an accredited investor as such term is defined in the 1933 Act.  The sales of the series A preferred stock was made pursuant to exemptions from the registration requirements of Section 5 of the 1933 Act provided by Regulation D promulgated under Rule 506 of the 1933 Act and Section 4(2) of the 1933 Act.

          This series A preferred stock is convertible, subject to the approval of our stockholders to increase our authorized shares, into shares of our common stock at a conversion price of $0.0991.  Currently, we do not have a sufficient number of authorized shares of our common stock to permit conversion of the series A preferred stock.  At our 2003 annual stockholders’ meeting, we plan to seek stockholder approval of an amendment to our existing certificate of incorporation to increase the number of authorized shares of common stock.  Certain of our existing stockholders and each of our officers and directors, who collectively beneficially own approximately 52% of the outstanding shares of our common stock, have executed a voting agreement and have agreed to vote their shares of capital stock now held or acquired in the future in favor of such amendment.  Upon receipt of stockholder approval and the filing of the amendment to our certificate of incorporation, all the outstanding shares of series A preferred stock will convert automatically into 123,072,992 shares of our common stock, at the above conversion price.  We may continue to sell the remaining 373,796 shares of unissued series A preferred stock until the time of the 2003 annual stockholders’ meeting.

          Each share of series A preferred stock is entitled to receive an equivalent dividend if we declare and pay a dividend on our common stock.  The series A preferred stock has a liquidation preference in an amount equal to the greater of (i) the initial per share purchase price of the series A preferred stock plus annual interest of 8%, or (ii) the amount to which a holder of series A preferred stock would be entitled for each share of series A preferred stock if immediately prior to the event, such share of series A preferred stock were converted to common stock.  A merger or acquisition of the Company resulting in a change of control, or a sale of all or substantially all of our assets, would trigger the liquidation preference for purposes of this provision. Such liquidation payment shall be in the same form of consideration (with cash, securities and other property in the same proportion) as holders of the common stock are entitled to receive and in no event will the holders of the preferred stock be entitled to cash payment upon liquidation unless the holder of the common stock are entitled to receive cash upon such liquidation.  This preferential right will terminate upon the conversion of the series A preferred stock into common stock.  In addition, the holders of the series A preferred stock have certain participation and registration rights, and rights to prevent us from incurring certain indebtedness.

          The terms of the sale of the series A preferred stock are described more fully on our Current Report on Form 8-K, filed with the SEC on December 19, 2002.

DIVIDEND POLICY

          We have not declared any cash dividends on our capital stock since inception and do not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected historical financial information should be read in conjunction with our consolidated financial statements and the related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The information as of December 31, 2000 and 1999, and for the period from July 16, 1999 (date of inception) to December 31, 1999 has been derived from our audited financial statements, which are not included herein. The information as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 has been derived from our audited financial statements provided elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be obtained in the future.

SUMMARY OF SELECTED FINANCIAL DATA

				Period from July 16, 1999 (date of inception) to December 31 1999

	Fiscal year ended December 31

	2002	2001	2000

	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Sales	$2,435	$80	$—	$—
Cost of sales	5,237	95	—	—

Gross loss	(2,802)	(15)	—	—
Operating expenses:
Research and product development	19,227	16,399	6,543	67
Sales and marketing	7,090	4,543	1,059	2
General and administrative	3,524	3,793	1,431	110

Total operating expenses	29,841	24,735	9,033	179

Loss from operations	(32,643)	(24,750)	(9,033)	(179)
Interest income	197	710	187	—
Interest expense	(301)	(131)	(15)	—

Loss before income taxes	(32,747)	(24,171)	(8,861)	(179)
Provision for income taxes	—	(1)	(1)	(1)

Net loss	(32,747)	(24,172)	(8,862)	(180)
Beneficial conversion feature	(541)	—	—	—
Warrants issued with series C preferred stock	(255)	—	—	—
Interest attributable to common stock potentially subject to rescission	(500)	—	—	—

Net loss attributable to common stockholders	$(34,043)	$(24,172)	$(8,862)	$(180)

Net loss per share:
Basic and diluted	$(0.38)	$(4.94)	$(3.84)	$(0.03)

Weighted average shares:
Basic and diluted	89,657,472	4,891,346	2,310,117	6,371,881

Amortization of stock-based compensation included in:
Research and product development	$1,130	$770	$294	$—
Sales and marketing	252	141	55	—
General and administrative	138	431	52	—

Total amortization of stock-based compensation	$1,520	$1,342	$401	$—

SUMMARY OF SELECTED FINANCIAL DATA (CONT’D)

	As of December 31

	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,496	$6,639	$409	$—
Working capital	15,061	4,165	(3,171)	(99)
Total assets	24,471	12,591	2,579	47
Total liabilities	6,662	5,643	3,769	99
Common stock potentially subject to rescission	10,500	—	—	—
Convertible preferred stock	10,811	37,699	6,946	—
Total stockholders’ equity (deficit)	$7,309	$6,948	$(1,190)	$(52)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Upon the completion of the merger, stockholders of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of their Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization.  In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock and a $10 million financing commitment from certain of Occam CA’s existing investors.  The merger agreement provided that Accelerated Networks could designate one board member on the combined organization’s board of directors and the remaining six seats would be filled by designees of Occam CA.  One of Occam CA’s designees previously sat on the Accelerated Networks board.  Immediately following the merger, a majority of Occam CA’s management was responsible for the day-to-day management of the combined organization.  The Company has filled several additional management positions since the close of the merger.

          The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

          From its inception through December 31, 2002, the Company has incurred cumulative net losses of approximately $66.0 million.  The Company expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business. Our financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Critical Accounting Policies and Estimates

          Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, litigation and valuation of deferred income tax assets.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Our sales are generated from sales arrangements, which require revenue recognition judgments particularly in the area of customer acceptance.  We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. We allow credit for products returned within our policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been required.  We provide customer training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the period of sale.

          Our inventories are stated at the lower of cost or market.  In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare that with current inventory levels.  If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Since the integrated access device line of products acquired from Accelerated Networks had made and was expected to make only a minimal contribution to our net revenue, during the fiscal year ended December 31, 2002 we substantially discontinued the product line and wrote-off $3,135,000 of related excess and obsolete.

          We record a valuation allowance to reduce our deferred tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.  The valuation allowance we recorded amounted to $74,869,000, $13,235,000 and $3,826,000 as of December 31, 2002, 2001 and 2000, respectively.

          We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 12 to the financial statements.  We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated.  When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates.  Such revisions in the estimated potential liability could materially impact our results of operations and financial position.  As of December 31, 2002, we had accrued $800,000 for payments to be made during February 2003 as settlement of supplier litigation discussed in Note 12 to the financial statements.  We have not recorded an accrual an estimated loss for the securities litigation, IPO allocation cases or the Florida IPO allocation case because the amount of the loss cannot be reasonably estimated.

Results of Operations

Fiscal Years ended December 31, 2002, 2001 and 2000

          The following discussions exclude the effects of amortization of deferred stock-based compensation in our operating costs and expenses.  The size and amount of such charges will vary from period to period based upon variations in employee terminations from period to period that give rise to the cancellation of options or repurchase of shares and corresponding adjustments to amortization taken in prior periods.  This makes period to period comparisons difficult and, in some cases, not meaningful.  See “Stock-Based Compensation” below.

          The following sets forth, for the periods indicated, our operating expenses, excluding the effects of amortization of deferred stock-based compensation (in thousands):

	Fiscal year ended December 31

	2002	2001	2000

Sales	$2,435	$80	$—
Cost of sales	5,237	95	—

Gross loss	(2,802)	(15)	—
Operating expenses (1):
Research and product development	18,097	15,629	6,249
Sales and marketing	6,838	4,402	1,004
General and administrative	3,386	3,362	1,379

Total operating expenses	28,321	23,393	8,632

Loss from operations	(31,123)	(23,408)	(8,632)
Interest income	197	710	187
Interest expense	(301)	(131)	(15)

Loss before income taxes	(31,227)	(22,829)	(8,460)
Provision for income taxes	—	(1)	(1)

Net loss	(31,227)	(22,830)	(8,461)
Beneficial conversion feature	(541)	—	—
Warrants issued with series C preferred stock	(255)	—	—
Interest attributable to common stock potentially subject to rescission	(500)	—	—

Net loss attributable to common stockholders	$(32,523)	$(22,830)	$(8,461)

(1) Excludes amortization of stock-based compensation as follows:
Research and product development	$1,130	$770	$294
Sales and marketing	252	141	55
General and administrative	138	431	52

Total amortization of stock-based compensation	$1,520	$1,342	$401

Sales

          Sales were $2,435,000 and $80,000 for the fiscal years ended December 31, 2002 and 2001, respectively.  Net revenue for the fiscal year ended December 31, 2002 was comprised primarily of shipments of broadband loop carrier products and related accessories and, to a lesser extent, integrated access devices.  Net revenue for the prior period was comprised of revenue recognized from the acceptance by customers of products previously shipped on a trial or evaluation basis.  During the third quarter of 2002, since the integrated access device line of products acquired from Accelerated Networks had made only a minimal contribution to our net revenue we substantially discontinued marketing these products.

Cost of sales

          Cost of sales was $5,237,000 and $95,000 for the fiscal years ended September 30, 2002 and 2001, respectively.  Cost of sales for the fiscal year ended December 31, 2002 included a write-off of $3,135,000 for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks, and the cost of products shipped for which revenue was recognized.  Cost of revenue for the prior period was primarily comprised of the cost of products shipped for which revenue was recognized, and the cost of a provision for obsolete inventory.  With the substantial discontinuance of the integrated access device line of products we reduced the carrying value of this inventory.

Research and product development expenses

          Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products.  Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.  Research and product development expenses, excluding amortization of deferred stock-based compensation, were $18,097,000 for the fiscal year ended December 31, 2002, an increase of 16% over the $15,629,000 for the comparable period in 2001.  The increase is primarily due to the addition of the Company’s integrated access device products team in connection with the merger with Accelerated Networks.  We expect our research and product development expenditures, excluding amortization of deferred stock-based compensation, to decline during the fiscal year ended December 31, 2003 as compared to 2002, due primarily to the discontinuation of the integrated access device product line during 2002 and other expense reduction actions we have implemented since the merger with Accelerated Networks.

          Research and product development expenses, excluding amortization of deferred stock-based compensation, were $15,629,000 for the fiscal year ended December 31, 2001, an increase of 150% over the $6,249,000 for the comparable period in 2000.  The increase is primarily due to increases in the number of engineers we employed during 2000 and 2001, and increased third party development and design and prototype expenses.

Sales and marketing expenses

          Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $6,838,000 for the fiscal year ended December 31, 2002, an increase of 55% from $4,402,000 for the comparable period in 2001.  The increase is primarily due to additional staffing and expenditures required to develop market awareness of our products, preparation for and attendance at trade shows and other industry events, and the formation of our sales organization, including, for the period subsequent to the merger, the costs of the Accelerated Networks sales and marketing organization.  We expect our sales and marketing expenditures, excluding amortization of deferred stock-based compensation, to decline slightly during the fiscal year ended December 31, 2003 as compared to 2002, due primarily to the discontinuation of the integrated access device product line during 2002 and to other expense reduction actions we have implemented since the merger with Accelerated Networks and the costs incurred in 2002 related to the separation of a former chief executive officer from the Company.

          Sales and marketing expenses, excluding amortization of deferred stock-based compensation, were $4,402,000 for the fiscal year ended December 31, 2001, an increase of 338% from $1,004,000 for the comparable period in 2000.  The increase is primarily due to the initial staffing of our sales and marketing organizations during 2000 and increasing through 2001, and expenditures required to develop market awareness of our products, and preparation for and attendance at trade shows and other industry events.

General and administrative expenses

          General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel.  Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature.  General and administrative expenses, excluding amortization of deferred stock-based compensation and other stock-based compensation expenses, were $3,386,000 for the fiscal year ended December 31, 2002, an increase of 1% over the $3,362,000 for the comparable prior year period.  General and administrative expenses, excluding amortization of deferred stock-based compensation, were $3,362,000 for the fiscal year ended December 31, 2001, an increase of 144% from $1,379,000 for the comparable period in 2000.  The increase in the 2001 period is due primarily to increase in staffing to support growth within the organization.  We expect our general and administrative expenditures, excluding amortization of deferred stock-based compensation, to decline during the fiscal year ended December 31, 2003 as compared to 2002, due to expense reduction efforts we have implemented since the merger with Accelerated Networks.

Stock-based compensation

          Through December 31, 2002, we recorded total deferred stock compensation of approximately $10,528,000, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant.  We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 31, 2002, we had reversed deferred stock compensation of approximately $4,010,000, resulting from stock option cancellations and repurchase of unvested common shares from employees.  Amortization of deferred stock-based compensation of $1,520,000 for the fiscal year ended December 31, 2002, as compared to $1,342,000 for the comparable period in 2001, included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled.  Other stock-based compensation expense included a charge of $178,000 for the acceleration of vesting during the fiscal year ended December 31, 2002 of a portion of the stock options of our former chief executive officer upon his termination.  At December 31, 2002, we had $3,432,000 of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

Interest income

          Interest income was $197,000 for the fiscal year ended December 31, 2002 as compared to $710,000 for the comparable period in 2001.  The decrease in interest income is due to the lower average balances of cash and cash equivalents held during 2002 as compared to 2001 as a result of consumption of cash balances for working capital purposes, the timing of cash provided from the merger with Accelerated Networks and the issuance of our series C preferred stock in May 2002, the timing of the issuance of our series A preferred stock in December 2002, and lower interest rates.

          Interest income was $710,000 for the fiscal year ended December 31, 2001 as compared to $187,000 for the comparable period in 2000.  The increase in interest income is due to the higher average balances of cash and cash equivalents held during 2001 as compared to 2000 as a result of the timing of cash provided from the issuance of our series B preferred stock in February 2001, offset partially by the consumption of cash balances for working capital purposes, and lower interest rates.

Interest expense

          Interest expense was $301,000 for the fiscal year ended December 31, 2002 as compared to $131,000 for the comparable period in 2001 and $15,000 for the comparable period in 2000.  The increase in interest expense is due to interest on the Company’s capital lease lines of credit, which were established during the fourth quarter of 2000.

Net operating loss carryforwards

          As of December 31, 2002, our net operating loss carryforwards were approximately $173 million for federal tax purposes, expiring commencing in 2021, and $109 million for state tax purposes, expiring commencing in 2006. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited.

Beneficial Conversion Feature

          Upon the issuance of Occam CA’s series B-1 and series C preferred stock during 2002, we recorded a beneficial conversion feature charge to net loss attributable to common stockholders of $541,000.  The charge was calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series B-1 and series C preferred stock were converted.

Warrants issued with series C preferred stock

          Upon the issuance of Occam CA’s series B-1 and series C preferred stock during 2002 we recorded $255,000 as a non-cash issuance cost of the series C preferred stock relating to the issuance of warrants to acquire 1,546,294 shares of series C preferred stock (the fair value of which is calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5%, a volatility factor of 50%, a contractual life of four years and no dividend yield), issued on the close of the merger.

Interest attributable to common stock potentially subject to rescission

          We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”).  If such a violation did in fact occur, the stockholders who purchased these shares will have a right to rescind their purchases.  In the event a stockholder successfully asserts a rescission right, the combined organization would be obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest.  The Company may thus have a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest.  The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation.  Until this one-year period elapses on May 14, 2003, the amount paid for these shares is presented on the consolidated balance sheet of the Company outside of total stockholders’ equity.  If a claim or claims are brought for a violation of Section 5 by any of the investors in the Occam CA series C preferred stock prior to the expiration of the one year period, the amount paid for those shares represented by such claims will be presented on the consolidated balance sheet of the combined organization outside of total stockholders’ equity until a final disposition of the claim or claims.  However, the Company believes that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act.  Interest of $500,000 has been accrued during the fiscal year ended December 31, 2002 relating to this matter.

Liquidity and Capital Resources

          As of December 31, 2002, we had cash and cash equivalents of $18.5 million as compared to $6.6 million as of December 31, 2001.  The increase in cash and cash equivalents was primarily due to cash received from the merger with Accelerated Networks of $16.9 million, proceeds of a loan from Accelerated Networks prior to the closing of the merger of $5.2 million, the proceeds from Occam CA’s offering of series C preferred stock of $10.0 million during May 2002, and the proceeds from our offering of series A preferred stock of $11.0 million, partially offset by cash used in operations of $29.4 million.

          We used $29.4 million of cash in operating activities during the fiscal year ended December 31, 2002, an increase of $7.9 million or 37% over the $21.5 million used during the comparable prior year period.  The increase was due primarily to increases in operating expenses and accounts receivable, decreases in accounts payable and accrued expenses for the fiscal year ended December 31, 2002 as compared to the comparable prior year period.  In addition, this increase was due to the payment during fiscal 2002 of certain liabilities assumed from the merger with Accelerated Networks.

          We generated $15.7 million in cash from investing activities during the fiscal year ended December 31, 2002, an increase of $19.4 million from the $3.7 million used during the comparable prior year period.  The increase was due to the $16.9 million of cash received from the merger with Accelerated Networks, net of costs of acquisition, and the reduced level of purchases of property and equipment during the fiscal year ended December 31, 2002, as compared to that of the comparable prior year period.

          We generated $25.6 million in cash from financing activities during the year ended December 31, 2002, as compared to $31.4 million for the comparable prior year period.  The cash provided in the fiscal year ended December 31, 2002 was from the proceeds of $5.2 million from a loan from Accelerated Networks to Occam CA prior to the merger, the proceeds of $10.0 million from Occam CA’s offering of series C preferred stock during May 2002, and the proceeds of $11.0 million from our offering of series A preferred stock during December 2002.  The cash provided during the fiscal year ended December 31, 2001, was primarily from the gross proceeds from Occam

CA’s offering of series B preferred stock during the first quarter of 2001, and from the proceeds of Occam CA’s capital lease line of credit.

          At December 31, 2002, we had approximately $1.2 million in purchase commitments and outstanding payments due to two of our former principal contract manufacturers.  During 2003 we resolved one of the matters with a final payment of $800,000 to one of the suppliers and expect to resolve the other matter during 2003 (see Item 3 – Legal Proceedings – Supplier Litigation). At December 31, 2002, we included approximately $1.3 million in accrued expenses on our balance sheet related to these commitments and contingencies.

          We lease our facilities and certain assets under noncancelable leases expiring through 2006, excluding various renewal options. Approximate minimum annual lease commitments under noncancelable operating and capital leases are as follows (in thousands):

Year ending December 31	Capital Leases	Operating Leases

2003	$826	$1,042
2004	649	685
2005	293	598
2006	—	449

Total minimum lease payments	1,768	$2,774

Less amount representing interest	(199)

Present value of lease payments	$1,569

          We are party to a note and warrant purchase agreement with certain of our existing investors to (a) finance us through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $984,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party.

          Pursuant to the terms of the note and warrant purchase agreement, we may, at any time prior to the fourth anniversary of the completion of the merger with Accelerated Networks, upon an affirmative vote of a majority of our board of directors, provide written notice to the investors demanding that each investor deliver to us the principal amount each investor originally committed to deliver to us as specified in the note and warrant purchase agreement.  Our board of directors has voted to make such demand, and we have made that demand.  Upon execution of this guarantee, the obligation of each investor to provide the committed financing amount to us will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing.  During March 2003 we signed a loan proposal from a bank for an Investor Guaranteed Loan for an amount up to $984,000, guaranteed by certain of our existing investors who elected not to purchase our series A preferred stock, secured by all available assets of the company, at a floating interest rate of prime plus ½ percent, with maturity in one year, subject to certain financial and reporting covenants and final lender approval.

          During March 2003 we signed a loan proposal from a bank for a Revolving Line of Credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an Equipment Financing Facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest.  Both facilities are to be secured by all available assets of the company, and are subject to certain financial and reporting covenants and final lender approval.

          We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, and customer service organizations, the enhancement of our information technology infrastructure and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year end December 31, 2002, included herein, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern. Despite this report, we believe that cash on hand, cash available under the financing commitment of $984,000 and anticipated revenues from operations will be sufficient to fund our operations for the next twelve months.  However, there can be no assurance that future cash requirements to fund operations will not require us to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to us.  If events and circumstances occur such that we do not meet our current operating plan and are unable to raise additional financing, we may be required to further reduce spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Risk Factors

          We have a limited operating history, which makes it difficult or impossible to predict future results of operations and the results of operations.

          We have a very limited operating history.  Accelerated Networks was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999.  Occam CA was incorporated in July 1999 and has not begun shipping products in significant volume.  Due to this limited operating history, it is difficult or impossible to predict future results of operations.

          We operate in a market that has experienced a prolonged and significant economic slowdown, which will make it difficult or impossible to predict the future results of our operations.

          The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns of our current and prospective customers. This reduction in spending has led to an overall decrease in demand for our products and has caused significant shortfalls in our revenues.  In addition, we cannot predict whether there will be a market for our products in the future. As a result, our revenues and the market for our products may not be sufficient to support our ongoing operations in the foreseeable future.

          We have a history of losses, and as a result we may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

          We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future.  As of December 31, 2002, we had an accumulated deficit of approximately $66.0 million.  We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

          We have large fixed expenses and that will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, our expected significant operating expenses, and the rate at which competition in the telecommunications equipment industry is intensifying, we may be unable to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

          Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002, included herein, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern.

          We may invest a significant amount of our resources to develop, market and sell our products and may not realize any return on this investment.

          We may invest a significant amount of our resources to develop, market and sell our products.  If our products do not quickly achieve market acceptance, they may become obsolete before enough revenue has been generated from the sales of these products to realize a sufficient return on investment.  Furthermore, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. In addition, we may need to write-down inventories to reduced values or write-off excess and obsolete inventory.  If we incur substantial development, sales, marketing and inventory expenses that we are unable to recover, and are unable to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

          The long sales and implementation cycles for our products may cause our revenue and operating results to vary significantly.

          A customer’s decision to purchase our products often requires a significant commitment of resources from the customer and usually involves a lengthy product evaluation and qualification process prior to any firm purchase commitment.  As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale.  In addition, our sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom we are selling.  Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of our prospective customers.  As a result of the above factors, our quarterly revenue and operating results may vary significantly.

          Our customers may sporadically place large orders with short lead times, which may cause our quarterly revenue and operating results to vary significantly.

          Our current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis.  These orders may have short lead times. As a result, we may not have sufficient inventory to fulfill these orders and may incur significant costs in attempting to expedite and fulfill these orders. The foregoing may also cause our quarterly revenue and operating results to vary significantly and unexpectedly.

          We may fail to meet our revenue targets or experience significant quarterly revenue fluctuations if we fail to maintain and manage a consistent order backlog or if we experience product shipment delays.

          We do not expect our order backlog to be significant at the beginning of each quarter for the foreseeable future. Accordingly, in order to achieve our revenue objectives, we will need to obtain additional orders in each quarter for shipment in that quarter. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, we may experience delays in our ability to ship our products.  We may incur additional costs and expenses if we allow customers to cancel orders within negotiated time frames or delay scheduled delivery dates without significant penalty. If we fail to ship products by the end of a quarter, our operating results would be materially and adversely affected for that quarter.

          Our prospective customers may have financial constraints, which may limit their ability to purchase new products.

          Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment.  If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase our products.  Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase our products.  Some telecommunications service providers have recently implemented significant capital expenditure reductions, which may reduce their ability or willingness to purchase new products. Our customers may also include smaller, start-up companies that could experience cash flow problems, resulting in our being unable to collect amounts due.

          If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

          Lead times for the materials and components that we order from our contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time.  If we overestimate our component requirements, our contract manufacturers may purchase excess inventory.  If the contract manufacturers purchase excess inventory that is unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs.  If we underestimate our component requirements, our contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue.

          Furthermore, we do not have a long-term supply contract with our primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order.  As a result, we will not be able to guarantee that our contract manufacturers will be able to provide enough products to meet our requirements at a commercially reasonable price. If the components we require are not unique to our products, and such components are in high demand, we cannot guarantee that our contract manufacturers will be able to fulfill our demand. As a result, we may experience shortages of certain components from time to time, which could delay the manufacturing of our products and recognition of revenue.

          Because we will depend upon a small number of outside contractors to manufacture our products, our operations could be delayed or interrupted if we encounter problems with any of these contractors.

          We do not have internal manufacturing capabilities, and rely upon a small number of outside contractors to build our products.  This reliance involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs.  If any of our current or previous manufacturers are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers.  It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality.  Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations.

          We depend on sole source and limited source suppliers for key components, and if we are unable to buy these components on a timely basis, we will not be able to deliver our products to our customers.

          We depend on sole source and limited source suppliers for key components of our products.  Any of the sole source suppliers upon which we rely could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors.  As a result, these sole source suppliers may stop selling their products or components to us at commercially reasonable prices, if at all.  Any such interruption or delay and the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition.

          If we fail to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances, our ability to sell our products would be materially and adversely affected.

          The markets for our products are characterized by rapid technological advances, evolving industry standards, changes in end user requirements, frequent new product introductions and changes in voice and data service offerings by service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent product development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. We may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, we may change or delay our product road map, which may negatively impact or delay new or improved product advances. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

          If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales.

          Our products have not yet been widely deployed. As a result, we cannot be sure that our products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. Our customers may discover errors or defects in its products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding our products.  Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

          If the development and adoption of relevant industry standards do not occur on a timely basis, our products may not achieve market acceptance.

          Our ability to achieve market acceptance for our products will depend in part on the timing and adoption of industry standards for new technologies in our relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology.  The existence of multiple competing standards may also retard or delay the development of a broad market for our products.  We may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, our products may not comply with eventual industry standards, which could hurt our ability to sell our products and also require us to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of our underlying technologies.

          Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

          The jurisdiction of the Federal Communications Commission (the “FCC”) extends to the entire communications industry, including our customers.  Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of these customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

          If we fail to comply with regulations and evolving industry standards, sales of our existing and future products could be adversely affected.

          Failure of our products to comply, or delays in compliance, with the various existing, anticipated, and evolving industry regulations and standards could adversely affect sales of our existing and future products.  While we believe that our products comply with all current governmental laws, regulations and standards, we may be unable to continue to design our products to comply with all necessary requirements in the future.

          In addition, our key competitors may establish proprietary standards, which may not be made available to us. As a result, our products may not be interoperable with our customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of our potential customers will require that our products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If our products cannot operate in such an environment, they may not achieve market acceptance and our ability to generate revenue would be seriously impaired.

          Inability to protect our intellectual property could adversely affect our ability to compete.

          We depend on our proprietary technology for our success and ability to compete successfully in our market. Although we have several patent applications pending we do not have any issued patents. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  Any infringement of our proprietary rights could result in significant litigation costs.  Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

          Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Accordingly, we may be unable to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.

          If necessary licenses of third party technology are not available to us, or are prohibitively expensive, we may be unable to develop new products or product enhancements, which would seriously impair our ability to compete effectively.

          Periodically, we may be required to license technology from third parties to develop new products or product enhancements.  These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products and which would result in a material and adverse effect on our business, financial condition and results of operations.

          We could become subject to litigation regarding intellectual property rights that could seriously harm our business.

          We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future.  We are currently a party to a purported patent infringement claim. While we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, there are no assurances that we will prevail in any such action, given the complex technical issues and inherent uncertainties of litigation.

          Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

          Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, in our agreements, we may agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

          We may be unable to raise additional capital to fund our future operations.

          We expect the development and marketing of new products and the expansion of our direct sales operation and associated support personnel to require a significant commitment of resources.  In connection with the merger, some of Occam CA’s existing investors agreed to either (a) finance the combined organization through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $10 million, and (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party.  We allowed certain of those investors to purchase $12.2 million of equity in the

Company.  The remaining investors have agreed to provide the Company with loan guarantees of approximately $900,000.  This additional capital, along with other capital resources available may be insufficient to fund our future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

          To the extent that we raise additional capital through the sale of equity or securities convertible into equity, the issuance of the securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of senior debt securities, these securities would have rights, preferences and privileges senior to holders of our common stock.

          If we are unable to retain and hire qualified personnel, we may not be able to successfully achieve our objectives.

          Our success depends upon the continued service of some executive officers and other key personnel and our ability to hire additional key personnel in the future.  The loss of the services of any key management personnel, or key sales personnel and engineers, could materially adversely affect our business, financial condition and results of operations.

          If we become subject to unfair hiring claims we could incur substantial defense costs.

          Companies in the telecommunications equipment industry whose employees and former employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. For example, we have received claims of this kind in the past, and may receive claims of this kind in the future. Those claims may result in material litigation costs.  We could incur substantial costs in defending ourselves against these claims, regardless of their merits, which would have a material and adverse effect on our business, financial condition and results of operations.

          Our business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs.

          Our business and operations depends on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, because the final assembly and assembled product testing of our product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on our business, results of operations and financial condition. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes or floods.

          Potential economic and political instability in India could adversely affect our product development efforts or financial results.

          We have a subsidiary in India, which as of February 28, 2003, employed approximately 13 individuals representing more than 10% of our workforce. This subsidiary performs product development and testing for our Element Management System, which is utilized for potential applications in products currently in development.  To date, the subsidiary had not generated any revenue for us, and is not expected to generate any revenue in the foreseeable future.  Because of our projected use of this subsidiary, any political or economic instability in India could adversely affect our projected development efforts or the projected expenses for the subsidiary.

          The subsidiary currently receives favorable tax and tariff treatment for its product development activities in India.  However, if this favorable treatment is unavailable to us for any reason, including political instability in India resulting in a government adverse to foreign corporate activity, a number of adverse consequences could occur, including higher tariffs, taxes or export controls, and increased governmental ownership or regulation, any of which would our increase costs of product development.

          In addition, we have historically recorded, and will likely continue to record, expenses for our subsidiary in India denominated in Indian rupees. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and Indian rupee.  While to date our results have not been materially affected by any changes in currency exchange rates, a devaluation of the U.S. dollar against the Indian rupee would adversely affect the expenses for the subsidiary, which in turn could have an adverse effect on our financial results.

          Our common stock is currently traded on the over the counter market, and the liquidity of our stock may be seriously limited.

          We have been delisted from the Nasdaq National Market.  The Company’s common stock is currently traded on the over the counter market (“OTC”).  Trading on the OTC Bulletin Board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner. Furthermore, the delisting of our shares could damage our general business reputation and impair our ability to raise additional funds.

          We face certain litigation risks that could harm our business.

          We are currently named as a defendant in several securities class action lawsuits.  The results of these lawsuits are difficult to predict.  An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and seriously harm our financial condition.  Even if these lawsuits are not resolved against us, the uncertainty and expense could seriously harm our business, financial condition and reputation.  Litigation can be costly, time-consuming and disruptive to normal business operations.  The costs of defending these lawsuits could be significant.  The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm our business.  (For additional information regarding our current litigation see Item 3—Legal Proceedings.)

          To date, sales of our BLC 1100 and BLC 1200 products have been limited and greater demand may not develop in the future.

          Currently we have few customers for our BLC 1100 and BLC 1200 products and a small number of prospective customers.  We cannot be certain that there will be a demand for its products once our products are more widely available, or that the demand will grow. Demand for our product will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all.

          Because our markets are highly competitive and dominated by large, well financed, participants, we may be unable to compete effectively.

          Competition in the communications networking equipment market is intense and we expect competition to increase. The market for networking equipment is dominated primarily by manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Advanced Fibre Communications, Inc. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies.  Further, many of our competitors have built long-standing relationships with some of our potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers.  We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support.  We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors.

          If we cannot compete successfully against our competitors, we could be materially and adversely affected by:

•	significant reductions in demand for any of our products;
•	delays or cancellations of future customer orders;
•	reductions of the prices on any of our products; or
•	increases in our expenses.

          If the integration of Ethernet and Internet Protocol into the local access networks does not develop or is delayed, our results of operations and financial condition could be materially affected.

          Our strategy includes developing products for the local access network, or local loop, that incorporate Ethernet and Internet Protocol technology. If these technologies are not widely adopted by telecommunications carriers operating in the local loop, demand for our products based on Ethernet and Internet protocol may never develop. As a result, we may be unable to recoup its expenses related to the development of these products and our results of operations would be harmed.

          If we are unable to collect receivables from our customers we may fail to meet our revenue targets.

          Market conditions in the telecommunications equipment industry have deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy, and we may have significant difficulties in collecting accounts receivables in the future.  Accordingly, we may be required to write off a significant amount of our accounts receivable.

          If our revenue and operating results fall below analysts’ and investors’ expectations, our stock price may decline below its current price and may not recover from such decline.

          Our quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of our control.  If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

          Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

          Our executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of its common stock.  If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions.  In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors.  These stockholders may take these actions even if our other stockholders oppose them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments.  However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates.  We generally invest our surplus cash balances in high credit quality money market funds with contractual maturities of less than 90 days. We do not hold financial instruments for trading or speculative purposes.  Our financial instruments have short maturities and therefore are not subject to significant interest rate risk.  We do not use any derivatives or similar instruments to manage our interest rate risk.

          We have product development activities in India.  We record expenses for our Indian subsidiary in Indian rupees. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and Indian rupee. While to date, our results have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against the Indian rupee would adversely affect our expenses for this subsidiary.

ITEM 8. FINANCIAL STATEMENTS

          Our consolidated financial statements and schedule(s) required by Regulation S-X, are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to our directors is incorporated by reference from the information under the caption “Election of Directors” in our Proxy Statement for our 2003 Annual Meeting of Stockholders. Information with respect to our executive officers is incorporated by reference from the information under the caption “Election of Directors” in our Proxy Statement for our 2003 Annual Meeting of Stockholders. Information with respect to delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

          Incorporated by reference from the information under the caption “Executive Officer Compensation” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the information under the caption “Executive Officer Compensation” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

          As of a date within 90 days prior to the filing date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rules 13a-14 and 15d-14.  Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

(b)     Changes in Internal Controls

          There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements

          See index to Consolidated Financial Statements on page F-1.

          (2) Financial Statement Schedules

          The following financial statement schedule is filed as part of this Form 10-K.  All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page

Report of PricewaterhouseCoopers LLP, Independent Accountants	F-27
Schedule II—Valuation and Qualifying Accounts	F-28

          (3) Exhibits

          The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title

2.1*

Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2

Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (filed herewith).
3.2	Registrant’s Amended and Restated Bylaws (filed herewith).
4.1(1)

See Exhibit 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant’s common stock.  See Exhibit 10.8 for the rights of certain holders of registration rights.

4.2(1)	Specimen common stock certificate of Registrant.
4.2.1	Specimen series A convertible preferred stock certificate of Registrant (filed herewith).
4.3

Series A Preferred Stock Purchase Agreement dated as of December 19, 2002 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4

Form of Certificate of Designation of the series A preferred stock to be filed with the Secretary of State of the state of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.5

Investors’ Rights Agreement dated as of December 19, 2002 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.6

Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and

Exchange Commission declared effective on April 26, 2002).
4.6.1

First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.7

Series C Preferred Stock Purchase Agreement, dated as of November 9, 2001, between Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex G to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

9.1

Voting Agreement, dated as of December 19, 2002 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

10.7(1)	Form of Series D Preferred Stock Purchase Agreement.
10.8(1)	Second Restated Investors’ Rights Agreement dated as of February 18, 2000, as amended among the Registrant and certain of its stockholders.
10.9(1)	1997 Stock Option/Stock Issuance Plan.
10.10(1)	2000 Stock Incentive Plan.
10.11(1)	Employee Stock Purchase Plan.
10.14(1)+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended.
10.19(1)	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, L.L.C.
10.25(1)	Form of Director Indemnification Agreement.
10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (filed herewith).
10.27(1)	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated.
10.29(1)+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC.
10.35

Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.36

Employment Agreement dated as of February 12, 2001 by and between the Registrant and Gary Sbona (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.37

Separation and Consulting Agreement and General Release dated March 16, 2001 by and between the Company and Suresh Nihalani (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38

Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39

Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.40

Form of Lock-Up Agreement dated as of November 9, 2001 between Occam and certain stockholders of Registrant (incorporated by reference to Annex D to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.41

Form of Lock-Up Agreement dated as of November 9, 2001 between Registrant and certain shareholders of Occam (incorporated by reference to Annex E to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration

No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).
10.43

Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44

Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45

Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46

Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47

Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.51

Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52

Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of Ernst & Young LLP, independent auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
+	Confidential treatment has been requested and received for certain portions of this exhibit.
(1)	Incorporated herein by reference to the similarly numbered exhibit on the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).

(b)	Reports on Form 8-K

          On December 19, 2002, we filed a Current Report on Form 8-K announcing, under “Item 5. Other Events”, that a special committee of our board of directors approved the sale and issuance of up to 2,000,000 shares of our series A preferred stock at a price per share of $7.50, and that we had entered into a purchase agreement with certain existing investors under which they had purchased an aggregate of approximately $11.0 million of series A preferred stock.  The Series A Preferred Stock Purchase Agreement, Form of Certificate of Designation, Investors’ Rights

Agreement, First Amendment to Note and Warrant Purchase Agreement, Voting Agreement, and press release dated December 19, 2002 were attached as exhibits to this Form 8-K.

(c)     Exhibits

          The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(d)     Exhibits

          The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.

Date: March 28, 2003	By:	/s/ ROBERT L. HOWARD-ANDERSON

Robert L. Howard-Anderson President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. HOWARD-ANDERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

Robert L. Howard-Anderson

/s/ HOWARD M. BAILEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Howard M. Bailey

/s/ STEVEN M. KRAUSZ	Director	March 28, 2003

Steven M. Krausz

/s/ THOMAS C. MCCONNELL	Director	March 28, 2003

Thomas C. McConnell

/s/ ROBERT B. ABBOTT	Director	March 28, 2003

Robert B. Abbott

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

I, Robert L. Howard-Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K of Occam Networks, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ ROBERT L. HOWARD-ANDERSON

Robert L. Howard-Anderson President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

I, Howard M. Bailey, certify that:

1.	I have reviewed this annual report on Form 10-K of Occam Networks, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.1*

Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2

Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.
3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (filed herewith).
3.2	Registrant’s Amended and Restated Bylaws (filed herewith).
4.1(1)

See Exhibit 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant’s common stock.  See Exhibit 10.8 for the rights of certain holders of registration rights.

4.2(1)	Specimen common stock certificate of Registrant.
4.2.1	Specimen series A convertible preferred stock certificate of Registrant (filed herewith).
4.3

Series A Preferred Stock Purchase Agreement dated as of December 19, 2002 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4

Form of Certificate of Designation of the series A preferred stock to be filed with the Secretary of State of the state of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.5

Investors’ Rights Agreement dated as of December 19, 2002 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.6

Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1

First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.7

Series C Preferred Stock Purchase Agreement, dated as of November 9, 2001, between Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex G to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

9.1

Voting Agreement, dated as of December 19, 2002 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

10.7(1)	Form of Series D Preferred Stock Purchase Agreement.
10.8(1)	Second Restated Investors’ Rights Agreement dated as of February 18, 2000, as amended among the Registrant and certain of its stockholders.
10.9(1)	1997 Stock Option/Stock Issuance Plan.
10.10(1)	2000 Stock Incentive Plan.
10.11(1)	Employee Stock Purchase Plan.
10.14(1)+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended.

10.19(1)	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, L.L.C.
10.25(1)	Form of Director Indemnification Agreement.
10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (filed herewith).
10.27(1)	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated.
10.29(1)+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC.
10.35

Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.36

Employment Agreement dated as of February 12, 2001 by and between the Registrant and Gary Sbona (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.37

Separation and Consulting Agreement and General Release dated March 16, 2001 by and between the Company and Suresh Nihalani (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38

Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39

Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.40

Form of Lock-Up Agreement dated as of November 9, 2001 between Occam and certain stockholders of Registrant (incorporated by reference to Annex D to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.41

Form of Lock-Up Agreement dated as of November 9, 2001 between Registrant and certain shareholders of Occam (incorporated by reference to Annex E to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42

Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43

Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44

Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45

Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on

Form 10-Q filed on August 12, 2002).
10.47

Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.51

Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52

Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of Ernst & Young LLP, independent auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
+	Confidential treatment has been requested and received for certain portions of this exhibit.
(1)	Incorporated herein by reference to the similarly numbered exhibit on the Company’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732).

EXHIBIT 3.1.1

CERTIFICATE OF AMENDMENT
TO THE AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
OF
ACCELERATED NETWORKS, INC.

          Adopted in accordance with Section 242 of the General Corporation Law of Delaware,

          Karen P. Fredericks certifies that:

          1.          She is the duly elected Assistant Secretary of Accelerated Networks, Inc., a Delaware corporation (the “Corporation”).

          2.          Article I of the currently effective Amended and Restated Certificate of Incorporation of the Corporation is hereby amended and restated in its entirety as follows:

          “The name of this corporation is Occam Networks, Inc. (the “Corporation”).”

          3.          This Certificate of Amendment has been duly approved by the Company’s Board of Directors in accordance with Section 242 of the Delaware General Corporation Law.

          4.          This Certificate of Amendment has been duly approved by the Company’s stockholders in accordance with Section 242 of the Delaware General Corporation Law.

          I hereby further declare and certify under penalty of perjury under the laws of the State of Delaware that the facts set forth in the foregoing certificate are true and correct of my own knowledge and that this Certificate of Amendment is my act and deed.

          Executed at Palo Alto, California, this 14th day of May, 2002.

/s/ KAREN FREDERICKS

Karen P. Fredericks, Assistant Secretary

EXHIBIT 3.2

AMENDED & RESTATED BYLAWS
OF
OCCAM NETWORKS, INC.

ARTICLE I

OFFICES

          Section 1.          The registered office shall be at the office of National Registered Agents, Inc., at 9 East Loockerman Street in the City of Dover, County of Kent, State of Delaware.

          Section 2.          The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

ARTICLE II

MEETINGS OF STOCKHOLDERS

          Section 1.          All meetings of the stockholders for the election of directors shall be held at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting.  Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

          Section 2.          Annual meetings of stockholders shall be held at such date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting.  At each annual meeting, the stockholders shall elect directors to succeed those directors whose terms expire in that year and shall transact such other business as may properly be brought before the meeting.

          Section 3.          Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before the date of the meeting.

          Section 4.          The officer who has charge of the stock ledger of the corporation shall prepare and make available, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder.  Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held.  The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

          Section 5.          Special meetings of the stockholders, for any purpose or purposes, may only be called by (i) the Chairman of the Board, (ii) a majority of the members of the Board, or (iii) one or more stockholders holding shares in the aggregate entitled to cast not less than fifty percent (50%) of the votes at that meeting.

          Section 6.          Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not fewer than ten (10) nor more than sixty (60) days before the date of the meeting, to each stockholder entitled to vote at such meeting.

          Section 7.          Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

          Section 8.          The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation.  If, however, such quorum shall not be present or represented at any meeting of the stockholders, either the Chairman of the Board, or the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented.  At such adjourned meeting at which a quorum shall be present or represented any business may be transacted that might have been transacted at the meeting as originally notified.  If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 9.         When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of applicable statute or of the certificate of incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question.

          Section 10.          Unless otherwise provided in the certificate of incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three (3) years from its date, unless the proxy provides for a longer period.

          Section 11.          Nominations for election to the Board of Directors must be made by the Board of Directors or by a committee appointed by the Board of Directors for such purpose or by any stockholder of any outstanding class of capital stock of the corporation entitled to vote for the election of directors.  Nominations by stockholders must be preceded by notification in writing received by the secretary of the corporation not less than one hundred twenty (120) days prior to any meeting of stockholders called for the election of directors.  Such notification shall contain the written consent of each proposed nominee to serve as a director if so elected and the following information as to each proposed nominee and as to each person, acting alone or in conjunction with one or more other persons as a partnership, limited partnership, syndicate or other group, who participates or is expected to participate in making such nomination or in organizing, directing or financing such nomination or solicitation of proxies to vote for the nominee:

                    (a)          the name, age, residence, address, and business address of each proposed nominee and of each such person;

                    (b)          the principal occupation or employment, the name, type of business and address of the corporation or other organization in which such employment is carried on of each proposed nominee and of each such person;

                    (c)          the amount of stock of the corporation owned beneficially, either directly or indirectly, by each proposed nominee and each such person; and

                    (d)          a description of any arrangement or understanding of each proposed nominee and of each such person with each other or any other person regarding future employment or any future transaction to which the corporation will or may be a party.

          The presiding officer of the meeting shall have the authority to determine and declare to the meeting that a nomination not preceded by notification made in accordance with the foregoing procedure shall be disregarded.

          Section 12.          At any meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (a) pursuant to the corporation’s notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the corporation who is a stockholder of record at the time of giving of the notice provided for in this Bylaw, who shall be entitled to vote at such meeting and who complies with the notice procedures set forth in this Bylaw.

          For business to be properly brought before any meeting by a stockholder pursuant to clause (c) above of this Section 12, the stockholder must have given timely notice thereof in writing to the secretary of the corporation.  To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than one hundred twenty (120) days prior to the date of the meeting.  A stockholder’s notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the corporation’s books, of the stockholder proposing such business, and the name and address of the beneficial owner, if any, on whose behalf the proposal is made, (c) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the proposal is made and (d) any material interest of such stockholder of record and the beneficial owner, if any, on whose behalf the proposal is made in such business.

          Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at a meeting except in accordance with the procedures set forth in this Section 12.  The presiding officer of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the procedures prescribed by this Section 12, and if such person should so determine, such person shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.  Notwithstanding the foregoing provisions of this Section 12, a stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this Section 12.

ARTICLE III

DIRECTORS

          Section 1.          The number of directors of this corporation that shall constitute the whole Board of Directors shall be determined by resolution of the Board of Directors; provided, however, that no decrease in the number of directors shall have the effect of shortening the term of an incumbent director.  Except as provided in Section 2 of Article III of these bylaws, directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting.  Directors need not be stockholders unless so required by the certificate of incorporation or these bylaws.  The certificate of incorporation or these bylaws may prescribe other qualifications for directors.  Each director, including a director elected to fill a vacancy, shall hold office until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

          Section 2.          Any director may resign at any time upon notice given in writing or by electronic transmission to the corporation.  Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next election of the class for which such directors were chosen and until their successors are duly elected and qualified or until earlier resignation or removal.  If there are no directors in office, then an election of directors may be held in the manner provided by statute.

          Section 3.          The business of the corporation shall be managed by or under the direction of its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

MEETINGS OF THE BOARD OF DIRECTORS

          Section 4.          The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

          Section 5.          The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present.  In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors.

          Section 6.          Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

          Section 7.          Special meetings of the Board of Directors may be called by the Chairman of the Board or the chief executive officer on two (2) hours’ notice to each director by phone, fax or electronic mail; special meetings shall be called by the Chairman of the Board, the chief executive officer or secretary in like manner and on like notice upon the written request of a majority of the Board unless the Board consists of only one director, in which case special meetings shall be called by the Chairman of the Board, the chief executive officer or secretary in like manner and on like notice on the written request of the sole director.

          Section 8.          At all meetings of the Board of Directors, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation.  If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

          Section 9.          Unless otherwise restricted by the certificate of incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

          Section 10.          Unless otherwise restricted by the certificate of incorporation or these Bylaws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

COMMITTEES OF DIRECTORS

          Section 11.          The Board of Directors may, by resolution passed by a majority of the whole Board, designate one (1) or more committees, each committee to consist of one (1) or more of the directors of the corporation.  The Board of Directors may designate one (1) or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.

          In the absence of disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

          Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers that may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation’s property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the Bylaws of the corporation; and, unless the resolution or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.  Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

          Section 12.          Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

          Section 13.          Unless otherwise restricted by the certificate of incorporation or these Bylaws, the Board of Directors shall have the authority to fix the compensation of directors.  The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director and may receive stock grants from the corporation.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.  Members of special or standing committees may be allowed like compensation for attending committee meetings.

ARTICLE IV

NOTICES

          Section 1.          Whenever, under the provisions of the statutes or of the certificate of incorporation or of these Bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice (except as provided in Section 7 of Article III of these Bylaws), but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail.  Notice to directors may also be given by telephone, telegram or facsimile.

          Section 2.          Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

ARTICLE V

OFFICERS

          Section 1.          The officers of the corporation shall be chosen by the Board of Directors and shall, at a minimum, include a chief executive officer, a president, a chief financial officer and a secretary.  The Board of Directors may elect from among its members a Chairman of the Board.  The Board of Directors may also choose one or more vice-presidents, assistant secretaries and assistant treasurers.  Any number of offices may be held by the same person, unless the certificate of incorporation or these Bylaws otherwise provide.

          Section 2.          The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a chief executive officer, a president, a chief financial officer, and a secretary and may choose vice presidents.

          Section 3.          The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

          Section 4.          The salaries of all officers of the corporation shall be fixed by the Board of Directors or any committee established by the Board of Directors for such purpose.  The salaries of agents of the corporation shall, unless fixed by the Board of Directors, be fixed by the chief executive officer, the president or any vice-president of the corporation.

          Section 5.          The officers of the corporation shall hold office until their successors are chosen and qualify.  Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors.  Any vacancy occurring in any office of the corporation shall be filled by the Board of Directors.

THE CHAIRMAN OF THE BOARD

          Section 6.          The Chairman of the Board, if any, shall preside at all meetings of the Board of Directors and of the stockholders at which he/she shall be present.  He/she shall have and may exercise such powers as are, from time to time, assigned to him/her by the Board and as may be provided by law.

          Section 7.          In the absence of the Chairman of the Board, the chief executive officer shall preside at all meetings of the Board of Directors and of the stockholders at which he shall be present.  He shall have and may exercise such powers as are, from time to time, assigned to him by the Board and as may be provided by law.

THE CHIEF EXECUTIVE OFFICER, PRESIDENT AND SENIOR VICE-PRESIDENTS

          Section 8.          The chief executive officer of the corporation shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.  In the absence of the Chairman of the Board, the chief executive officer shall preside at all meetings of the stockholders and the Board of Directors.

          Section 9.          The chief executive officer, president or any senior vice president shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

          Section 10.          In the absence of the chief executive officer or in the event of his inability or refusal to act, the president, if any, shall perform the duties of the chief executive officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the chief executive officer.  The president shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

          Section 11.          In the absence of the chief executive officer and president or in the event of their inability or refusal to act, a senior vice-president, if any, (in the event there be more than one senior vice-president, the senior the vice-president in the order designated by the directors shall perform the duties of the chief executive officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the chief executive officer.  The vice-presidents shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

THE SECRETARY AND ASSISTANT SECRETARY

          Section 12.          The secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required.  He/she shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or chief executive officer, under whose supervision he/she shall be.  He/she shall have custody of the corporate seal of the corporation and he/she, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary.  The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

          Section 13.          The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

THE CHIEF FINANCIAL OFFICER

          Section 14.          The chief financial officer shall be the chief financial officer of the corporation, shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

          Section 15.          He/she shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the chief executive officer and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Chief Financial Officer and of the financial condition of the corporation.

          Section 16.          If required by the Board of Directors, he/she shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his/her office and for the restoration to the corporation, in case of his/her death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his/her control belonging to the corporation.

          Section 17.          The treasurer or an assistant treasurer, in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election) shall, in the absence of the chief financial officer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the chief financial officer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

ARTICLE VI

CERTIFICATE OF STOCK

          Section 1.          Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the Chairman of the Board of Directors, or the chief executive officer or the president and the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him/her in the corporation.

          Certificates may be issued for partly paid shares and in such case upon the face or back of the certificates issued to represent any such partly paid shares, the total amount of the consideration to be paid therefor, and the amount paid thereon shall be specified.

          If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualification, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate that the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

          Any of or all the signatures on the certificate may be facsimile.  In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he/she were such officer, transfer agent or registrar at the date of issue.

LOST CERTIFICATES

          Section 2.          The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed.  When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his/her legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

TRANSFER OF STOCK

          Section 3.          Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

FIXING RECORD DATE

          Section 4.          In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.  A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

REGISTERED STOCKHOLDERS

          Section 5.          The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

ARTICLE VII

GENERAL PROVISIONS

DIVIDENDS

          Section 1.          Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law.  Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

          Section 2.          Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

CHECKS

          Section 3.          All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

FISCAL YEAR

          Section 4.          The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

SEAL

          Section 5.          The Board of Directors may adopt a corporate seal having inscribed thereon the name of the corporation, the year of its organization and the words “Corporate Seal, Delaware.” The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

INDEMNIFICATION

          Section 6.          The corporation shall, to the fullest extent authorized under the laws of the State of Delaware, as those laws may be amended and supplemented from time to time, indemnify any director made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of being a director of the corporation or a predecessor corporation or, at the corporation’s request, a director or officer of another corporation, provided, however, that the corporation shall indemnify any such agent in connection with a proceeding initiated by such agent only if such proceeding was authorized by the Board of Directors of the corporation.  The indemnification provided for in this Section 6 shall: (i) not be deemed exclusive of any other rights to which those indemnified may be entitled under any bylaw, agreement or vote of stockholders or disinterested directors or otherwise, both as to action in their official capacities and as to action in another capacity while holding such office, (ii) continue as to a person who has ceased to be a director, and (iii) inure to the benefit of the heirs, executors and administrators of such a person.  The corporation’s obligation to provide indemnification under this Section 6 shall be offset to the extent of any other source of indemnification or any otherwise applicable insurance coverage under a policy maintained by the corporation or any other person.

          Expenses incurred by a director of the corporation in defending a civil or criminal action, suit or proceeding by reason of the fact that he is or was a director of the corporation (or was serving at the corporation’s request as a director or officer of another corporation) shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized by relevant sections of the General Corporation Law of Delaware.  Notwithstanding the foregoing, the corporation shall not be required to advance such expenses to an agent who is a party to an action, suit or proceeding brought by the corporation and approved by a majority of the Board of Directors of the corporation which alleges willful misappropriation of corporate assets by such agent, disclosure of confidential information in violation of such agent’s fiduciary or contractual obligations to the corporation or any other willful and deliberate breach in bad faith of such agent’s duty to the corporation or its stockholders.

          The foregoing provisions of this Section 6 shall be deemed to be a contract between the corporation and each director who serves in such capacity at any time while this bylaw is in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought based in whole or in part upon any such state of facts.

          The Board of Directors in its discretion shall have power on behalf of the corporation to indemnify any person, other than a director, made a party to any action, suit or proceeding by reason of the fact that he, his testator or intestate, is or was an officer or employee of the corporation.

          To assure indemnification under this Section 6 of all directors, officers and employees who are determined by the corporation or otherwise to be or to have been “fiduciaries” of any employee benefit plan of the corporation which may exist from time to time, Section 145 of the General Corporation Law of Delaware shall, for the purposes of this Section 6, be interpreted as follows: an “other enterprise” shall be deemed to include such an employee benefit plan, including without limitation, any plan of the corporation which is governed by the Act of Congress entitled “Employee Retirement Income Security Act of 1974,” as amended from time to time; the corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his duties to the corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan; and excise taxes assessed on a person with respect to an employee benefit plan pursuant to such Act of Congress shall be deemed “fines.”

ARTICLE VIII

AMENDMENTS

          Section 1.          These Bylaws may be altered, amended or repealed or new Bylaws may be adopted by the affirmative vote of holders of at least 66-2/3% of the outstanding voting stock of the corporation.  These Bylaws may also be altered, amended or repealed, or new Bylaws may be adopted by the Board of Directors, when such power is conferred upon the Board of Directors by the certificate of incorporation.  The foregoing may occur at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new Bylaws be contained in the notice of such special meeting.  If the power to adopt, amend or repeal Bylaws is conferred upon the Board of Directors by the certificate of incorporation, it shall not divest or limit the power of the stockholders to adopt, amend or repeal Bylaws.

Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Occam Networks, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Occam Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant operating losses and negative cash flows from operations since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

January 24, 2003, except for the subsequent event in Note 17 as to which the date is February 28, 2003 Century City, California

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders of Occam Networks, Inc.

We have audited the accompanying balance sheet of Occam Networks, Inc. as of December 31, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each the two years in the period ended December 31, 2001.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

February 6, 2002
Woodland Hills, California

OCCAM NETWORKS, INC.

BALANCE SHEETS
(In thousands)

	December 31

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$18,496	$6,639
Accounts receivable	1,013	59
Inventory	796	345
Prepaid expenses and other current assets	565	666
Deferred merger related costs	—	660

Total current assets	20,870	8,369
Property and equipment, net	3,291	3,940
Other assets	310	282

Total assets	$24,471	$12,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,650	$2,399
Accrued payroll and related liabilities	1,253	890
Accrued expenses	2,173	372
Deferred revenue	17	42
Capital lease obligations, current portion	716	501

Total current liabilities	5,809	4,204
Capital lease obligations, net of current portion	853	1,439

Total liabilities	6,662	5,643
Common stock potentially subject to rescission (Note 8)	10,500	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, no par value, authorized – 2,000 shares authorized; 1,472 and 0 issued and outstanding at December 31, 2002 and 2001, respectively; liquidation preference of $11,038 at December 31, 2002	10,811	—
Series A preferred stock, no par value, 0 and 6,975 shares authorized, issued and outstanding at December 31, 2002 and 2001, respectively; liquidation preference of $6,975 at December 31, 2001	—	6,946
Series B preferred stock, no par value, 0 and 20,000 shares authorized; 0 and 18,141 shares issued and outstanding at December 31, 2002 and 2001, respectively; liquidation preference of $30,840 at December 31, 2001	—	30,753
Common stock, $0.001 par value, 200,000 shares authorized; 140,859 and 14,253 shares issued and outstanding at December 31, 2002 and 2001, respectively	141	9,526
Additional paid-in capital	65,254	—
Warrants	480	187
Deferred compensation	(3,432)	(7,200)
Cumulative translation adjustment	16	—
Note receivable from stockholder	—	(50)
Accumulated deficit	(65,961)	(33,214)

Total stockholders’ equity	7,309	6,948

Total liabilities and stockholders’ equity	$24,471	$12,591

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31

	2002	2001	2000

Sales	$2,435	$80	$—
Cost of sales	5,237	95	—

Gross loss	(2,802)	(15)	—
Operating expenses:
Research and product development	19,227	16,399	6,543
Sales and marketing	7,090	4,543	1,059
General and administrative	3,524	3,793	1,431

Total operating expenses	29,841	24,735	9,033

Loss from operations	(32,643)	(24,750)	(9,033)
Interest income	197	710	187
Interest expense	(301)	(131)	(15)

Loss before income taxes	(32,747)	(24,171)	(8,861)
Provision for income taxes	—	(1)	(1)

Net loss	(32,747)	(24,172)	(8,862)
Beneficial conversion feature	(541)	—	—
Warrants issued with series C preferred stock	(255)	—	—
Interest attributable to common stock potentially subject to rescission	(500)	—	—

Net loss attributable to common stockholders	$(34,043)	$(24,172)	$(8,862)

Net loss per share:
Basic and diluted	$(0.38)	$(4.94)	$(3.84)

Weighted average shares:
Basic and diluted	89,657,472	4,891,346	2,310,117

Amortization of stock-based compensation included in:
Research and product development	$1,130	$770	$294
Sales and marketing	252	141	55
General and administrative	138	431	52

Total amortization of stock-based compensation	$1,520	$1,342	$401

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

Years ended December 31, 2002, 2001 and 2000

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants	Deferred Compensation	Note Receivable from Stockholder	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	—	$—	—	$—	7,810	$128	$—	$—	$—	$(180)	$(52)
Issuance of common stock at fair value for services provided	—	—	—	—	165	8	—	—	—	—	8
Issuance of series A preferred stock, net of issuance costs	6,975	6,946	—	—	—	—	—	—	—	—	6,946
Exercise of stock options	—	—	—	—	3,704	182	—	—	—	—	182
Issuance of series B preferred stock warrants at deemed fair value	—	—	—	—	—	—	76	—	—	—	76
Issuance of series B preferred stock warrants at deemed fair value to a financial institution	—	—	—	—	—	—	111	—	—	—	111
Issuance of restricted common stock issued at deemed fair value to a consultant in exchange for ongoing professional services	—	—	—	—	61	29	—	(29)	—	—	—
Issuance of common stock options at deemed fair value to consultants in exchange for ongoing professional services	—	—	—	—	—	91	—	(91)	—	—	—
Increase in deemed fair value of unvested restricted stock and stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	27	—	(27)	—	—	—
Deferred stock-based compensation	—	—	—	—	—	2,650	—	(2,650)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	401	—	—	401
Net loss	—	—	—	—	—	—	—	—	—	(8,862)	(8,862)

Balance at December 31, 2000	6,975	$6,946	—	$—	11,740	$3,115	$187	$(2,396)	$—	$(9,042)	$(1,190)

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(In thousands)

Years ended December 31, 2002, 2001 and 2000

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants	Deferred Compensation	Note Receivable from Stockholder	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	6,975	$6,946	—	$—	11,740	$3,115	$187	$(2,396)	$—	$(9,042)	$(1,190)
Issuance of series B preferred stock, net of issuance costs	—	—	18,141	30,753	—	—	—	—	—	—	30,753
Exercise of stock options	—	—	—	—	2,492	177	—	—	—	—	177
Repurchase of early exercise options	—	—	—	—	(158)	(8)		—	—	—	(8)
Issuance of common stock at deemed fair value to employees for cash and severance expense	—	—	—	—	76	48	—	—	—	—	48
Issuance of stockholder note for common stock	—	—	—	—	—	—	—	—	(50)	—	(50)
Issuance of restricted common stock at deemed fair value to consultants in exchange for ongoing professional services	—	—	—	—	103	48	—	—	—	—	48
Issuance of common stock options at deemed fair value to consultants in exchange for ongoing professional services	—	—	—	—	—	126	—	(126)	—	—	—
Decrease in deemed fair value of unvested restricted stock and stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	(42)	—	42	—	—	—
Deferred stock-based compensation	—	—	—	—	—	6,062	—	(6,062)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,342	—	—	1,342
Net loss	—	—	—	—	—	—	—	—	—	(24,172)	(24,172)

Balance at December 31, 2001	6,975	$6,946	18,141	$30,753	14,253	$9,526	$187	$(7,200)	$(50)	$(33,214)	$6,948

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(In thousands)

Years ended December 31, 2002, 2001 and 2000

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	6,975	$6,946	18,141	$30,753	—	$—	14,253	$9,526
Exercise of stock options	—	—	—	—	—	—	419	20
Repurchase of early exercise options	—	—	—	—	—	—	(2,456)	(51)
Issuance of series C preferred stock	—	—	—	—	5,900	10,030	—	—
Issuance of series C preferred stock warrants in connection with issuance of series C preferred stock, at deemed fair value	—	—	—	—	—	(255)	—	—
Issuance of series C preferred stock warrants in connection with loan guarantee, at deemed fair value	—	—	—	—	—	—	—	—
Exchange of series A, B and C preferred stock for common stock	(6,975)	(6,946)	(18,141)	(30,753)	(5,900)	(9,775)	77,743	47,474
Merger with Accelerated Networks	—	—	—	—	—	—	50,900	(56,828)
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—
Acceleration of stock option vesting	—	—	—	—	—	—	—	—
Cancellation of stockholder note	—	—	—	—	—	—	—	—
Issuance of series A preferred stock, net of issuance costs	1,472	10,811	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2002	1,472	$10,811	—	$—	—	$—	140,859	$141

	Warrants	Deferred Com- pensation	Note Receivable from Stockholder	Cumulative Translation Adjustment	Additional Paid in Capital	Accum- ulated Deficit	Total

Balance at December 31, 2001	$187	$(7,200)	$(50)	$—	$—	$(33,214)	$6,948
Exercise of stock options	—	—	—	—	—	—	20
Repurchase of early exercise options	—	—	—	—	—	—	(51)
Issuance of series C preferred stock	—	—	—	—	—	—	10,030
Issuance of series C preferred stock warrants in connection with issuance of series C preferred stock, at deemed fair value	255	—	—	—	—	—	—
Issuance of series C preferred stock warrants in connection with loan guarantee, at deemed fair value	178	—	—	—	—	—	178
Exchange of series A, B and C preferred stock for common stock	—	—	—	—	—	—	—
Merger with Accelerated Networks	—	—	—	—	77,912	—	21,084
Common stock potentially subject to rescission	—	—	—	—	(10,000)	—	(10,000)
Interest on common stock potentially subject to rescission	—	—	—	—	(500)	—	(500)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	188	—	—	(188)	—	—
Deferred stock-based compensation	—	(1,564)	—	—	1,564	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	3,801	—	—	(3,801)	—	—
Amortization of deferred stock-based compensation	—	1,343	—	—	—	—	1,343
Acceleration of stock option vesting	—	—	—	—	177	—	177
Cancellation of stockholder note	—	—	50	—	(50)	—	—
Issuance of series A preferred stock, net of issuance costs	(140)	—	—	—	140	—	10,811
Cumulative translation adjustment	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	(32,747)	(32,747)

Balance at December 31, 2002	$480	$(3,432)	$—	$16	$65,254	$(65,961)	$7,309

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31

	2002	2001	2000

Operating activities
Net loss	$(32,747)	$(24,172)	$(8,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,225	1,564	441
Provision for excess and obsolete inventory	3,135	—	—
Amortization of deferred stock-based compensation	1,343	1,342	401
Acceleration of stock option vesting	177	—	—
Amortization of deferred financing costs	22	22	2
Issuance of restricted common stock at deemed fair value to consultants in exchange for ongoing professional services	—	48	—
Issuance of common stock at deemed fair value for services provided and employee severance expense	—	37	4
Accrued interest expense on convertible promissory notes to shareholders	—	5	13
Changes in operating assets and liabilities:
Accounts receivable	(954)	(59)	—
Inventory	(268)	(345)	—
Prepaid expenses and other assets	482	(684)	(164)
Deferred merger related costs	—	(660)	—
Other assets	151	—	—
Accounts payable	(2,087)	598	1,762
Accrued payroll and related liabilities	121	470	415
Accrued expenses	(767)	337	(16)
Deferred revenue	(253)	42	—

Net cash used in operating activities	(29,420)	(21,455)	(6,004)
Investing activities
Purchases of property and equipment	(745)	(3,688)	(2,215)
Cash received from merger, net of transaction costs of $429	16,467	—	—
Purchases of available-for-sale securities	—	—	(3,342)
Sales of available-for-sale securities	—	—	3,342

Net cash provided by (used in) investing activities	15,722	(3,688)	(2,215)
Financing activities
Proceeds from issuance of common stock	—	6	—
Proceeds from issuance of series A preferred stock, net of issuance costs	10,951	—	6,946
Proceeds from issuance of series B preferred stock, net of issuance costs	—	29,308	—
Proceeds from issuance of series C preferred stock	10,030	—	—
Proceeds from the issuance of convertible promissory notes to shareholders	—	—	1,500
Proceeds from the exercise of stock options	20	127	182
Repurchase of common stock	(51)	(8)	—
Proceeds from capital lease obligations	—	2,071	—
Payments of capital lease obligations	(595)	(131)	—
Proceeds of loan from Accelerated Networks	5,200	—	—

Net cash provided by financing activities	25,555	31,373	8,628

Net increase in cash and cash equivalents	11,857	6,230	409
Cash and cash equivalents, beginning of period	6,639	409	—

Cash and cash equivalents, end of period	$18,496	$6,639	$409

Supplemental disclosures of cash flow information
Cash paid during year for interest	$306	$125	$—

Conversion of series A preferred stock to common stock	$6,946	$—	$—

Conversion of series B and B-1 preferred stock to common stock	$30,753	$—	$—

Conversion of series C preferred stock to common stock potentially subject to rescission	$10,000	$—	$—

Inception of capital lease	$107	$—	$—

See accompanying notes.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1.  Organization, Business and Basis of Presentation

          Accelerated Networks, Inc., a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”), on May 14, 2002 (see Note 16, Merger and Related Events).  After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to “Occam Networks, Inc.” (the “Company” or “Occam”).  Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

          The Company develops and markets a suite of broadband loop carriers, innovative Ethernet and IP-based loop carrier platforms that enable Incumbent Local Exchange Carriers (ILECs) to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network.  Through September 2002, the Company also marketed a complete line of integrated access devices (IADs), customer premise equipment that provided Local Area Network (LAN) and legacy voice services to business customers from a converged access network.  Due to the minimal revenue contribution of the IAD products acquired through the merger with Accelerated Networks, the Company substantially discontinued marketing these products, and as a result wrote off $3,135,000 of excess and obsolete inventory during the third quarter of 2002.

          The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily through the sale of equity securities and debt borrowings. Since inception, the Company has devoted substantial effort and capital resources to developing its products.  In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors.  In December 2002, the Company sold $11 million of series A preferred stock to certain existing investors and discharged those investors who purchased series A preferred stock from their respective obligations under the $10 million financing commitment. The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Based on the Company’s current operating plans, management believes existing cash resources, cash available under the remaining portions of the $10 million financing commitment, approximately $900,000, and anticipated revenues from operations will be sufficient to meet working capital and capital requirements through December 31, 2003. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          Occam reports its quarterly results based on a thirteen-week accounting calendar. Accordingly, the actual period end dates for the years ended December 31, 2002, 2001 and 2000 were December 27, December 28 and December 29, respectively.  Also, for financial presentation purposes, Occam reports its quarterly interim results as of the last calendar day of the last full month within the period.  Prior to December 31, 2001, the Company operated as a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Note 2.  Summary of Significant Accounting Policies

          Basis of Presentation--The merger of Accelerated Networks and Occam CA was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

accounting purposes.  As such, following the consummation of the merger on May 14, 2002, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

          Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

          Cash Equivalents--Cash equivalents consist of investments with original maturities of three months or less from the date of purchase. Due to the short-term nature of these investments, the carrying amounts of cash equivalents reported in the balance sheet approximate their fair value.

          Financial Instruments--Due to their short-term nature the carrying values of financial instruments, which include accounts receivable, accounts payable and accrued expenses approximate fair values at December 31, 2002 and 2001.

          Investments—Occam accounts for its investments in debt securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific-identification method and are reported in the statement of operations. Realized gains and losses were not significant. During 2000, Occam had investments primarily in commercial paper and United States Treasury Bills, which were classified as available-for-sale securities and were sold prior to year-end. At December 31, 2002 and 2001, all of Occam’s investments had maturities of three months or less from the date of purchase and therefore were classified as cash equivalents.

          Inventories--Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market.

          Property and Equipment--Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years for furniture and fixtures, two to three years for computer hardware and two to five years for software.

          Long-Lived Assets--Occam reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Occam has identified no such impairment losses.

          Revenue Recognition--Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. Occam allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at the time of sale. Occam provides customer training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the period of sale.

          Net Loss Per Share--Basic and diluted net loss per share was computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  Potential common shares are composed of preferred stock, common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          Accounting for Stock-Based Compensation--Occam accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of Occam’s common stock and the stock option exercise price. Compensation expense is recognized ratably over the stock option vesting period. Had Occam recorded stock-based compensation in accordance with SFAS 123, the net loss and net loss per share attributable to common stockholders would not be materially different from reported net loss and net loss per share attributable to common stockholders.  Occam uses the Black-Scholes option valuation model to value stock options granted to nonemployees and the related expense is recognized over the period the services are provided.

          Income Taxes--Income taxes are accounted for using the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          Research and Product Development--Research and product development costs are expensed as incurred.

          Advertising Costs--Occam expenses advertising costs as incurred.  Advertising expense totaled $35,000, $1,000 and $5,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Segment Information--SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way companies report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, Occam has determined that its business consists of one reportable operating segment.

          Comprehensive Loss—SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2002 there were no differences between the Company’s net loss and total comprehensive loss, except for foreign currency translation losses of $16,000.  During the years ended December 31, 2001 and 2000 there were no differences between the Company’s net loss and total comprehensive loss.

          Principles of Consolidation—The financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

          Foreign Currency Translation—Translation of foreign currency is accounted for using the U.S. Dollar as the functional currency of the Company’s foreign subsidiary, however, books of record are maintained in the local currency.  Foreign currency translation occurs during remeasurement of the books of record into the functional currency.  Assets and liabilities are remeasured using the historical exchange rates, while revenue and expenses are translated using the average rates in effect for the period translated.  The resulting gains and losses are included as a separate component of stockholders’ equity (deficit).  The Company recorded a gain on foreign currency translation of $16,000 for the period ended December 31, 2002.  There were no such gains or losses prior to the merger with Accelerated Networks.

          Reclassifications—Reclassifications were made to the prior year financial statements to conform to the current year presentation.

          Recent Accounting Pronouncements—In June 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

is effective for exit or disposal activities initiated after December 31, 2002.  This statement is not expected to have a material effect on the Company’s financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based cmployee compensation on annual and interim financial information.  The Company has elected to continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25.

Note 3.  Inventories

          Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$69	$345
Work-in-process	55	—
Finished goods	672	—

	$796	$345

Note 4.  Property and Equipment

          The major components of property and equipment are as follows (in thousands):

	December 31,

	2002	2001

Computer hardware and software	$6,233	$4,714
Furniture and fixtures	445	424
Leasehold improvements	850	814

	7,528	5,952
Less accumulated depreciation and amortization	(4,237)	(2,012)

	$3,291	$3,940

          Property and equipment under capital leases had an original cost of $2,244,000 and $2,071,000 and accumulated amortization thereon of $1,160,000 and $400,000 at December 31, 2002 and 2001, respectively.

Note 5.  Accrued Payroll and Related Liabilities

          The major components of accrued payroll and related liabilities are as follows (in thousands):

	December 31,

	2002	2001

Accrued paid time off	$700	$540
Accrued payroll	553	350

	$1,253	$890

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6.  Accrued Expenses

          The major components of accrued expenses are as follows (in thousands):

	December 31,

	2002	2001

Supplier litigation	$800	$—
Purchase commitments and other amounts due to former contract manufacturer	482	—
Other accrued expenses	891	372

	$2,173	$372

Note 7.  Financing Arrangements

          Convertible Promissory Notes to Shareholders

          On November 21, 2000, Occam issued three convertible promissory notes (the “Notes”) for total proceeds of $1,500,000 to three holders of Occam series A preferred stock. The Notes bore interest at 8% and were payable, including accrued interest, in January 2001. Under the terms of the Notes, if Occam was able to close the sale and issuance of shares in a series B preferred stock financing by April 1, 2001, the outstanding principal and unpaid accrued interest on the Notes could be converted into shares of the series B preferred stock financing at the option of the holder.  Occam closed the series B preferred stock financing on January 17, 2001, and the principal and unpaid accrued interest, $1,518,000, was immediately converted into 892,990 shares of Occam’s series B preferred stock.

          Capital Lease Lines of Credit

          In December 2000, Occam secured a capital lease line of credit from a financial institution, which allows financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment.  In connection with the $2,000,000 capital lease line of credit, Occam issued 100,000 warrants to purchase series B preferred stock at an exercise price of $1.00 per share (see Note 8). At December 31, 2002, the outstanding principal was approximately $1,393,000, of which approximately $561,000 was current.

          The Company has secured capital lease financing from two lenders for $179,000 of furniture and computer and other equipment, which bears interest at rates from 10% to 15.8%, and is collateralized by the purchased equipment.  At December 31, 2002, the outstanding principal was approximately $119,000, of which approximately $98,000 was current.

          Accelerated Networks has a Senior Loan and Security Agreement with a lender under which qualified equipment purchases were refinanced under a note.  The note bears interest at approximately 15% per annum and is collateralized by the purchased equipment. Pursuant to the terms of the agreement, the Company elected to make one final lump sum payment during March 2003 to fully repay the note. At December 31, 2002, the outstanding principal was approximately $57,000, all of which was current.

          As of December 31, 2002, no further amounts were available under these financing arrangements.

Note 8.  Stockholders’ Equity (Deficit)

          In connection with the merger with Accelerated Networks, each shareholder of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of Occam CA common stock.  The share information in the accompanying financial statements and related notes prior to merger have been retroactively restated for the equivalent number of shares received from the merger by the Occam CA shareholders.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          Common Stock

          In July and August 1999, Occam CA issued 7,810,000 shares of common stock to its founders for total cash consideration of $128,000.

          During January 2000, Occam CA issued 84,000 shares of common stock to three employees for services provided in 1999. In January 2000, Occam CA issued 81,000 shares of common stock to a consultant who provided services in 2000. The services were valued at the deemed fair value of the common stock at the date of issuance and the related expense of approximately $8,000 was recognized in the period the services were provided.

          In December 2000, Occam CA issued 61,000 shares of restricted common stock to a member of its technical advisory board. The restricted common stock vests on a monthly basis over four years beginning May 1, 2000. The restricted common stock was valued at $29,000 based on the deemed fair value of the common stock on the date of issuance. The fair value was recorded as deferred stock-based compensation and is being amortized over the vesting period. For the years ended December 31, 2002, 2001 and 2000, Occam recorded expense (benefit) of deferred stock-based compensation of $(15,000), $7,000 and $5,000, respectively. As the vesting of the restricted common stock requires future performance by the recipient, these shares are considered variable issuances for accounting purposes and, as such, the fair value of the shares will be remeasured each reporting period until such time that the restricted common stock is fully vested.

          In July and August 2001, Occam CA issued a total of 103,000 shares of common stock to two consultants for recruiting services. The common stock was fully vested upon issuance. Occam recorded recruiting expenses of $48,000 based on the fair values of the common stock at the date of issuance.

          The following represents the number of common shares reserved for future issuance (in thousands):

	December 31,

Number of Common Shares Reserved for Issuance	2002	2001

Warrants	1,540	383
Stock Options	37,290	27,008
Convertible Preferred Stock	151,362	51,162
Employee Stock Purchase Plan	2,815	—

	193,007	78,553

          Series A Preferred Stock (2000)

          Occam CA issued a total of 6,975,000 shares of series A preferred stock for $1.00 per share in two separate closings in early 2000 for total gross proceeds of $6,975,000. Total issuance costs amounted to $29,000.  In connection with the merger with Accelerated Networks, the series A convertible preferred stock converted to 6,975,000 shares of common stock of Occam CA, which in turn were exchanged for 14,208,075 shares of common stock of the Company.

          Series B Preferred Stock

          Occam CA issued a total of 18,141,177 shares of series B preferred stock for $1.70 per share in two separate closings in early 2001 for gross proceeds of $29,322,000 and the conversion of the outstanding convertible promissory notes, including accrued interest (see Note 7).  Total issuance costs amounted to $90,000.  In connection with the merger with Accelerated Networks, 982,353 shares of series B convertible preferred stock were converted into 982,353 shares of common stock of Occam CA, which in turn were exchanged for 2,001,053 shares of common stock of the Company.  In addition, the remaining 17,158,824 shares of series B convertible preferred stock were converted to 17,158,824 shares of series B-1 preferred stock of the Company, bearing a feature allowing conversion of each share into approximately 1.4167 shares of Occam CA common stock.  As a result the 17,158,824 shares of series B-1 convertible preferred stock were converted into 24,308,331 shares of common stock of Occam CA, which in turn were exchanged for 49,516,070 shares of common stock of the Company.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          Upon the issuance of Occam CA’s series B-1 and series C preferred stock, the Company recorded a beneficial conversion feature charge to net loss attributable to common stockholders of $541,000.  The charge was calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series B-1 and series C preferred stock were converted.

          Series C Preferred Stock

          In May 2002, Occam CA issued a total of 5,899,755 shares of series C preferred stock for $1.70 per share for gross proceeds of $10,030,000.  In connection with the merger with Accelerated Networks, 5,899,755 shares of series C convertible preferred stock were converted into 5,899,755 shares of common stock of Occam CA, which in turn were exchanged for 12,017,801 shares of common stock of the Company.

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

          Series A Preferred Stock (2002)

          In December 2002, a special committee of the board of directors of the Company approved the sale and issuance of up to 2,000,000 shares of series A preferred stock at a price per share of $7.50, and the Company sold 1,471,707 shares of series A preferred stock for $7.50 per share for gross proceeds of $11,038,000.

          This series A preferred stock is convertible, subject to the approval of the stockholders to increase the authorized shares of the Company, into shares of common stock at a conversion price of $0.0991.  Currently, the Company does not have a sufficient number of authorized shares of its common stock to permit conversion of the series A preferred stock.  During the first half of 2003, the Company plans to seek stockholder approval of an amendment to its existing certificate of incorporation to increase the number of authorized shares of common stock.  Certain existing stockholders of the Company and each of its officers and directors, who collectively beneficially own approximately 52% of the outstanding shares of common stock, have executed a voting agreement and have agreed to vote their shares of capital stock now held or acquired in the future in favor of such amendment.  Upon receipt of stockholder approval, all the outstanding shares of series A preferred stock will convert automatically into 111,380,449 shares of common stock of the Company, at the above conversion price.

          Each share of series A preferred stock is entitled to receive an equivalent dividend if the Company declares and pays a dividend on its common stock.  The series A preferred stock has a liquidation preference in an amount equal to the greater of (i) their initial per share purchase price of the series A preferred stock plus annual interest of 8%, or (ii) the amount to which a holder of series A preferred stock would be entitled for each share of series A preferred stock if immediately prior to the event, such share of series A preferred stock were converted to common stock.  A merger or acquisition of the Company resulting in a change of control, or a sale of all or substantially all of the Company’s assets, would trigger the liquidation preference for purposes of this provision.  Such liquidation payment shall be in the same form of consideration (with cash, securities and other property in the same proportion) as holders of the common stock are entitled to receive and in no event will the holders of the preferred stock be entitled

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

to cash payment upon liquidation unless the holder of the common stock are entitled to receive cash upon such liquidation.  This preferential right will terminate upon the conversion of the series A preferred stock into common stock.  The holders of the series A preferred stock are entitled to stockholders’ meeting notice and voting rights together with the holders of Common Stock as a single class upon any matter submitted to the stockholders for a vote. Each holder of series A preferred stock have one vote for each full share of common stock into which the series A preferred stock would be convertible as of the record date for such meeting.  In addition, the holders of the series A preferred stock have certain participation and registration rights, and rights to prevent the Company from incurring certain indebtedness.

          Warrants

          In connection with the issuance of the convertible promissory notes in November 2000 (see Note 7), Occam CA issued warrants to purchase 88,235 shares of series B preferred stock at an exercise price of $1.70. The warrants are immediately exercisable and expire five years from the date of grant. The deemed fair value of the warrants granted was determined to be approximately $76,000 using the Black-Scholes option pricing method assuming a risk-free interest rate of 6%, a volatility factor of 50%, a contractual life of five years and no dividend yield. The deemed fair value of the warrants represents issuance costs. The warrants expire on December 8, 2005. In connection with the merger with Accelerated Networks, these preferred stock warrants converted to warrants to purchase 179,735 shares of common stock of the Company at an exercise price of $0.83 per share. As of December 31, 2002, all of these warrants remained outstanding.

          In connection with the $2,000,000 capital lease line of credit in December 2000 (see Note 7), Occam CA issued a warrant to purchase 100,000 shares of series B preferred stock at an exercise price of $1.00 per share. The warrants are immediately exercisable, and will expire upon the earlier of (i) their expiration on December 8, 2005, (ii) two years after the effective date of Occam CA’s initial public offering, or (iii) upon a merger event, provided in which the warrant holder realizes a value for its shares equal to or greater than $5.00 per share. The value of the warrants was estimated using the Black-Scholes option pricing method with the following assumptions: weighted-average risk-free interest rate of 6%, contractual life of five years, volatility of 50% and no dividend yield. The fair value of this warrant was estimated to be $111,000 and is being amortized to interest expense over the term of the capital lease agreement.  In connection with the merger with Accelerated Networks, these preferred stock warrants converted to warrants to purchase 203,700 shares of common stock of the Company at an exercise price of $0.49 per share.  As of December 31, 2002, all of these warrants remained outstanding.

          In connection with the May 2002 merger with Accelerated Networks, Occam CA entered into a note and warrant purchase agreement with certain of its investors, pursuant to which Occam CA received a $10,000,000 financing commitment and issued to each of the investors immediately prior to the completion of the merger a warrant entitling the investors to purchase a total of 1,246,294 shares of series C preferred stock of Occam CA.  Each warrant may be exercised in whole or in part, subject to conditions set forth in the warrant, during the period terminating on the fourth anniversary of the issuance of the warrant.  The warrants provide for certain adjustments to prevent dilution due to stock splits, dividends and consolidations on account of or in respect of the Occam CA series C preferred stock.  In the event of a recapitalization or reorganization of Occam CA (or any other company, the stock or securities of which are receivable upon exercise of a warrant) after the warrants have been issued, or in the case of a merger or consolidation of Occam CA after the issuance of the warrants, the holders of the warrants are entitled to receive, upon exercise of their warrants, the stock or other property to which the holders would have been entitled had the warrants been exercised immediately prior to the recapitalization, reorganization, merger or consolidation.  Accordingly, after the completion of the merger with Accelerated Networks, the warrants became exercisable for 2,538,700 shares of common stock of the Company at an exercise price of $0.49 per share.  In connection with the offering of series A preferred stock of the Company during December 2002, these investors entered into a first amendment to the note and warrant purchase agreement which, in the event they purchased their share of the series A preferred stock, terminated the investors’ obligation to provide a financing commitment and cancelled the warrants they received in connection with the execution of the original agreement.  Accordingly, as of December 31, 2002, $9,000,000 of the financing commitment was terminated, 1,992,893 of the warrants to purchase 2,538,700 shares of common stock of the Company were cancelled, and warrants to purchase 545,807 shares of common stock remain outstanding.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          In connection with the merger agreement with Accelerated Networks signed in November 2001, Occam CA issued to one of its investors a warrant to purchase 300,000 shares of common stock of Occam CA at an exercise price of $0.10 per share. The exercise of the warrant was contingent on the fulfillment of all conditions to the closing of a merger.  The warrant is immediately exercisable, and will expire on November 20, 2005.  In connection with the merger with Accelerated Networks, this warrant converted to a warrant to purchase 611,100 shares of common stock of the Company at an exercise price of $0.05 per share.  As of December 31, 2002, this warrant remained outstanding.

          In connection with these warrants, the Company recorded $178,000 as a debt issuance cost in prepaid and other current assets and $255,000 as a non-cash issuance cost of the series C preferred stock relating to the issuance of warrants to acquire 1,546,294 shares of series C preferred stock (the fair value of which is calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5%, a volatility factor of 50%, a contractual life of four years and no dividend yield), issued on the close of the merger.  Following the cancellation of warrants to purchase 1,992,893 shares of common stock, the Company reversed approximately $140,000 of the debt issue costs against additional paid in capital.

          Note Receivable from Shareholder

          During November 2001, an officer of the Company executed a note amounting to $50,000, payable to Occam CA, in exchange for the purchase of Occam common stock.  The note receivable was full recourse and bore interest at 4.13%.  The note receivable was collateralized by common stock of the Company held by the officer.  At December 31, 2001, the note receivable was classified as a reduction of shareholder equity (deficit).  During 2002, the note was used as partial consideration for the repurchase of unvested shares of restricted common stock of the Company held by the officer.

Note 9.  Stock Options

          Stock Options

          In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule.  Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2002 no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

          The 2000 Plan also provides for shares of common stock to be issued directly through either the immediate purchase of shares or as a bonus for services rendered. The purchase price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. The purchase price, if granted to an employee who owns 10% or more of the common stock, must be granted at no less than 110% of the fair market value of the Company’s common stock on the date of grant. Vesting terms are at the discretion of the Plan Administrators and determined at the date of issuance. In the event the holder ceases to be employed by the Company, any unvested shares are subject to repurchase by the Company at the original purchase price. To date, no such shares of common stock have been issued under the 2000 Plan.

          During 2000, Occam CA adopted the 1999 Plan.  The 1999 Plan provides for the granting of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 31, 2002, 766,000 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices.   Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

          In March 2001, the Board of Directors of Accelerated Networks granted to its then Chairman and Chief Executive Officer an option to purchase 3,880,600 shares of common stock at an exercise price of $1.938 per share.  The option has a term of five years, and vested in twelve equal monthly installments.  As of December 31, 2002, all of the shares subject to this option had vested.

          There were 1,723,000 shares available for future grant under the Company’s stock option plans as of December 31, 2002.  Additional information with respect to the outstanding options as of December 31, 2002 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Price	Shares	Weighted Average Price

$0.05 to $0.08	7,738	8.69	$0.06	4,005	$0.05
$0.09	18,322	8.73	0.09	7,248	0.09
$0.10 to $0.50	4,798	9.15	0.30	1,608	0.38
$0.60 to $50.00	4,709	3.90	2.58	4,590	2.52

$0.05 to $50.00	35,567	8.14	$0.44	17,451	0.75

          A summary of the Company’s stock option activity is as follows (shares in thousands):

	Year Ended December 31,

	2002		2001		2000

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at beginning of period	21,868	$0.07	5,786	$0.05	—	$—
Assumed from Accelerated Networks in merger	9,155	1.97	—	—	—	—
Granted where exercise price equals fair value on grant date	6,447	0.12	—	—	—	—
Granted where exercise price less than fair value on grant date	4,313	0.09	19,881	0.09	9,541	0.05
Exercised	(419)	0.05	(2,492)	0.07	(3,704)	0.05
Canceled	(5,797)	0.93	(1,307)	0.07	(51)	0.05

Outstanding at end of period	35,567	0.44	21,868	0.07	5,786	0.05

Exercisable at end of period	17,451	0.75	9,876	0.07	5,786	0.05

          The weighted-average fair value of options granted to employees for the years ended December 31, 2002, 2001 and 2000 were $0.19, $0.35 and $0.30 per share, respectively.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Stock-Based Compensation

          In connection with the grant of certain options to purchase common stock to employees during the years ended December 31, 2002, 2001 and 2000, Occam CA recorded deferred stock-based compensation of approximately $1,564,000, $6,062,000 and $2,650,000, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts are being amortized ratably over the vesting period of the related options.  Amortization expense relating to employee stock options for the years ended December 31, 2002, 2001 and 2000, totaled $1,463,000, $1,220,000 and $364,000, respectively.

          During 2000, Occam CA issued options to purchase 306,000 shares of common stock at an exercise price of $0.05 to members of its technical advisory board. The stock options vested on a monthly basis over two years and were valued at $91,000 using the Black-Scholes option pricing method assuming a risk free interest rate of 6%, a volatility factor of 50%, a contractual life of two years and no dividend yield.  As these stock options required future performance by the recipients, these options were considered variable grants for accounting purposes, and as such, the fair value of the options were remeasured each reporting period until they became fully vested.

          During 2001, Occam CA issued options to purchase 271,000 shares of common stock at an exercise price of $0.09 to four consultants for ongoing consulting services. The stock options vested on a monthly basis over one year and were valued at $126,000. In addition, during the year ended 2001, Occam CA issued options to purchase 10,000 shares of common stock at an exercise price of $0.09 to a consultant for ongoing consulting services. The stock options vest on a monthly basis over two years and were valued at $5,000. The Black-Scholes option pricing method was used to value all option grants to consultants assuming a risk free interest rate of 5%, a volatility factor of 50%, a contractual life of ten years and no dividend yield. The deemed fair value of the stock options was recorded as deferred compensation and the Company recorded amortization of deferred stock compensation of $51,000 during 2001. As these stock options require future performance by the recipients, these options are considered variable grants for accounting purposes, and as such, the fair value of the options are remeasured each reporting period until such time that the options become fully vested. During 2001, a consulting agreement was terminated and the vesting of the options issued to the consultant ceased. The cancellation of an option to purchase 36,000 shares of common stock, valued at $19,000, was recorded as an adjustment to deferred compensation.

          During 2002, Occam CA issued an option to purchase 102,000 shares of common stock at an exercise price of $0.09 to a member of its technical advisory board. The stock option vests on a monthly basis over two years and was valued at $30,000 using the Black-Scholes option pricing method assuming a risk free interest rate of 5%, a volatility factor of 50%, a contractual life of ten years and no dividend yield.  As these stock options required future performance by the recipients, these options were considered variable grants for accounting purposes, and as such, the fair value of the options were remeasured each reporting period until they became fully vested.  The deemed fair value of all stock options granted to consultants and members of the technical advisory board was recorded as deferred compensation and the Company recorded expense (benefit) of deferred stock compensation of $(120,000), $108,000 and $32,000 for the years ended December 31, 2002, 2001 and 2000.

          During 2002, the Company recorded an expense of $177,000 for the acceleration of stock option vesting for a former CEO of the Company.

          Fair Value Disclosures

          Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum-value method for determining the weighted-average fair value of options granted prior to the merger with Accelerated Networks and used the Black-Scholes option valuation model for determining the weighted-average fair value of options granted subsequent to the merger, its pro forma net loss and net loss per share attributable to common stockholders would not be materially different from reported net loss and net loss per share attributable to common stockholders.

          The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.  For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period, and the following assumptions were used:

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the year ended December 31

	2002	2001	2000

Risk free interest rate	4.0%	5.0%	5.9%
Expected lives (in years)	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.0%	0.0%	0.0%

          Employee Stock Purchase Plan

          In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share is equal to 85% of the fair market value on the participant’s entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 2,885,000 shares have been reserved for issuance.  In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 2,815,000 common shares continue to be reserved for any re-instatement of the ESPP.

Note 10.  Income Taxes

          As a result of the net operating loss incurred since inception, only the minimum state income tax provision has been recorded. The following is a reconciliation of the statutory federal income tax rate to Occam’s effective income tax rate:

	For the year ended December 31

	2002	2001	2000

Statutory federal income tax benefit	(34)%	(34)%	(34)%
State income tax benefit (net of federal benefit)	(6)	(6)	(6)
Research and development and manufacturing investment credit	—	—	(2)
Other	4	1	2
Valuation allowance	36	39	40

	—%	—%	—%

          The Company’s 2000 net deferred tax assets totaled $3,826,000 and primarily consisted of net operating loss carryforwards of $3,374,000. At December 31, 2002 and 2001, the Company’s net deferred tax assets of $74,869,000 and $13,235,000 primarily relate to the net operating loss carryforwards of $65,426,000 and $11,999,000, respectively. However, the Company has placed a full valuation allowance against these otherwise recognizable deferred tax assets due to the uncertainty of realizing the benefit of these favorable tax attributes in the future. At December 31, 2002, the Company’s net operating loss carryforwards for federal and state tax purposes were approximately $173,723,000 and $109,007,000, expiring in 2021 and 2006, respectively.  The Internal Revenue Code of 1986, as amended, includes provisions that will limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership.  Due to the merger in May 2002, utilization of the Company’s net operating loss carryforwards to offset future income may be limited. The Company is currently determining the extent of the limitation.

          Included in the valuation allowance balance is approximately $355,000 related to the exercise of stock options not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not be reflected as an income tax benefit in the statement of operations.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11.  Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

          Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions; at times, such balances with any one financial institution may exceed FDIC insurance limits. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company extends differing levels of credit to customers and generally does not require collateral.

          The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities.  Management believes that other suppliers could provide similar products on comparable terms.

          Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2002

	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable

Customer A	$919	38%	$272	27%
Customer B	$609	25%	$405	40%

	December 31, 2001

	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable

Customer C	$58	72%	$18	31%
Customer D	$15	18%	$15	25%

          The Company operates in one industry segment providing Ethernet and IP-based loop carrier platforms for the telecommunications industry.  The Company’s business operations are principally based in the United States.  Net revenue from products exported from the United States was $348,000 during 2002.  Substantially all of the Company’s long-lived assets are located in the United States.

Note 12.  Commitments and Contingencies

          The Company leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment.  Total rent expense for the years ended December 31, 2002, 2001 and 2000, was $1,081,000, $1,292,000 and, $194,000 respectively.  The Company also leased certain equipment and software under noncancelable capital lease agreements.  Approximate minimum annual lease commitments under noncancelable operating and capital leases are as follows (in thousands):

Year ending December 31	Capital Leases	Operating Leases

2003	$826	$1,042
2004	649	685
2005	293	598
2006	—	449

Total minimum lease payments	1,768	$2,774

Less amount representing interest	(199)

Present value of lease payments	$1,569

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          Purchase Commitments

          As of December 31, 2002, the Company had $482,000 included in accrued expenses for purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to resolve in 2003.

          Royalties

          The Company licenses certain technology for incorporation into its products.  Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products.  Royalty expenses incurred for the years ended December 31, 2002 and 2001 were $75,000 and $4,000, respectively.  No royalty expenses were incurred during 2000.

          Legal Proceedings

          Securities Litigation

          Following the Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors.  The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001.  Plaintiffs filed a consolidated amended complaint on October 30, 2001.  The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the 1933 Act.  Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims.  In each instance the plaintiffs were given 30 days’ leave to amend their 1934 Act claims.  The plaintiffs filed their third amended complaint and the Company filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. The Company has filed an answer and intends to defend the litigation vigorously.

          IPO Allocation Cases

          In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering.  The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants.  The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  No date has been set for the Company to respond to the Complaint.  The Company intends to defend the litigation vigorously.  The Company has not recorded any accrual related to this claim.

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

          Supplier Litigation

          On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleges it is owed approximately $3,000,000. The Company entered into a settlement agreement with the supplier, and on November 5, 2002, the parties filed with the Los Angeles Superior Court a Notice of Settlement and a Stipulation and Proposed Order re: Settlement and a Setting of Order to Show Cause re: Dismissal with Prejudice.  The settlement called for the Company to pay the supplier $1,200,000 immediately, and $800,000 on February 15, 2003 in exchange for shipment to the Company of certain inventory held in the supplier’s warehouse.  As a result of this settlement, the trial date of December 17, 2002 was vacated.  All payments were made as scheduled and the case has been dismissed.  The Company had previously accrued the amount of the payments.

Note 13.  401(k) Plan

          The Company has defined contribution plans under which employees who are at least 18 years old and have completed 500 hours of service may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plans may contribute between 1% and 15% of their pay, subject to the limitations placed by the IRS.  The Company, at its discretion, may match a portion of the amounts contributed by the employee. To date, the Company has made no contributions to the 401(k) plan.

Note 14.  Net Loss Per Share Attributable to Common Stockholders

          The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 31, 2002

	2002	2001	2000

Numerator:
Net loss attributable to common stockholders	$(34,043)	$(24,172)	$(8,862)

Denominator:
Weighted-average common shares outstanding	93,740	12,425	8,708
Adjustment for common shares issued subject to repurchase	(4,083)	(7,534)	(6,398)

Denominator for basic and diluted calculations	89,657	4,891	2,310

Basic and diluted net loss per share applicable to common stockholders	$(0.38)	$(4.94)	$(3.84)

Note 15.  Other Charges

          During the third quarter of 2002, the Company recorded a provision of $3,135,000 for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks.  The integrated access device line of products had made only a minimal contribution to the Company’s net revenue.  Accordingly, the Company has substantially discontinued marketing these products and reduced the carrying value of this inventory.

Note 16.  Merger and Related Events

          On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam CA pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks. The transaction, which closed on May 14, 2002, has been accounted for using the purchase

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

method of accounting.  The results of operations of Accelerated Networks have been included in the accompanying statement of operations from May 14, 2002.

          Under the terms of the merger agreement, upon completion of the merger, stockholders of Occam CA received shares of Accelerated Networks common stock for their shares of Occam CA stock, and option and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization.

          The purchase price for accounting purposes was established using the fair market value of 50,900,000 shares of outstanding (as of May 14, 2002) Accelerated Networks common stock of $0.3879 per share, determined using average stock closing prices beginning four days before and ending four days after the announcement of the merger on November 12, 2001, the fair value of assumed options to acquire 9,155,000 shares of Accelerated Networks common stock and warrants to acquire 200,000 shares of Accelerated Networks common stock as of May 14, 2002 (calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 4%, a volatility factor of 80%, a contractual life of four years and no dividend yield) and the Company’s acquisition-related costs, as follows (in thousands):

Fair value of Accelerated Networks common stock	$19,743
Fair value of Accelerated Networks options and warrants assumed	1,272
Acquisition-related costs	1,089

Purchase price	$22,104

          The fair values of the Accelerated Networks tangible and intangible assets acquired and liabilities assumed have been estimated as follows (in thousands):

Total fair value of assets assumed at May 14, 2002:

Cash	$16,896
Inventories	3,318
Property and equipment	6,009
Other assets	5,744

31,967
Less: Liabilities assumed at May 14, 2002	4,190

Fair value of net assets acquired	27,777
Less: Negative goodwill adjustment to property and equipment, net	5,673

Purchase price	$22,104

          In the above purchase price allocation, the fair values of the tangible assets acquired and liabilities assumed exceeded the purchase price of Accelerated Networks.  In accordance with SFAS No. 141, “Business Combinations”, negative goodwill was allocated to reduce non-current assets by $5,673,000.

          The following unaudited pro forma information presents a summary of the consolidated results of the combined organization had the acquisition occurred on January 1, 2001 (in thousands, except per share data):

	Year ended December 31

	2002	2001

Net revenue	$3,209	$3,248
Net loss	(37,881)	(69,041)
Net loss attributable to common stockholders	(39,477)	(70,637)
Basic and diluted net loss per share applicable to common stockholders	$(0.29)	$(0.69)

          These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for reduction in depreciation charges resulting from negative goodwill adjustment to Accelerated Networks’ non-current assets.   The results do not purport to be indicative of the results of operations which actually would have

OCCAM NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

resulted had the combination been in effect on January 1, 2001, or the future results of operations of the combined organization.

Note 17.  Subsequent Events

          Series A Preferred Stock (2002)

          In January 2003, the Company sold an additional 154,497 shares of series A preferred stock for $7.50 per share for gross proceeds of $1,159,000.  Upon receipt of stockholder approval, these additional shares of series A preferred stock will convert automatically into 11,692,543 shares of common stock of the Company, at a conversion price of $0.0991 (see Note 8).

          Legal Proceedings—Florida IPO Allocation Case

          On February 28, 2003 a stockholder class action lawsuit was filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. This case was filed in the United States District Court, Southern District of Florida. The Complaint was filed on behalf of investors who purchased Accelerated Networks stock between June 22, 2000 and January 8, 2001 and alleges violations of Section 12(a)(2) and Section 15 of the 1933 Act and of Section 10(b) and Section 20(a) and Rule 10b-5 of the 1934 Act and violation of the Florida Blue Sky Law. The claims are based on allegations that the underwriter defendants and Accelerated Networks would effectuate an IPO offering price that was inaccurate based on false expectations about Accelerated Networks’ prospective financial performance, including expected revenues and earnings and make selective inaccurate disclosures of same to the investing public. Plaintiffs allege that these fraudulent disclosures are in violation of the securities laws. There are fifty issuer defendants named in the lawsuit.  No date has been set for the Company to respond. The Company intends to vigorously defend the litigation. The Company has not recorded any accrual related to this claim.

Note 18.  Quarterly Information (unaudited)

          Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	2002

	March 31	June 30	September 30	December 31

Revenues	$55	$57	$1,036	$1,287
Gross loss	(82)	(38)	(2,882)	200
Loss from operations	(7,784)	(8,144)	(10,449)	(6,266)
Net loss	(7,846)	(8,156)	(10,448)	(6,297)
Net loss attributable to common stockholders	(7,846)	(9,052)	(10,648)	(6,497)
Basic and diluted net loss per share attributable to common stockholders	(1.04)	(0.12)	(0.08)	(0.05)

	2001

	March 31	June 30	September 30	December 31

Revenues	$—	$—	$40	$40
Gross loss	—	—	(12)	(3)
Loss from operations	(4,868)	(5,323)	(6,959)	(7,600)
Net loss	(4,716)	(5,038)	(6,802)	(7,616)
Basic and diluted net loss per share	(1.37)	(1.13)	(1.25)	(1.21)

Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Occam Networks, Inc.

          Our report on the consolidated financial statements of Occam Networks, Inc. and its subsidiaries is included on page F-2 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have audited the related financial statement schedule as of December 31, 2002 and for the year then ended as listed in Item 15(a)(2) of this Form 10-K.

          In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Century City, California
January 24, 2003

OCCAM NETWORKS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

Description	Balance at Beginning of Period	Deductions and Other Adjustments	Balance at End of Period

Income tax valuation allowance
2000	$225	$3,601	$3,826
2001	$3,826	$9,409	$13,235
2002	$13,235	$61,634	$74,869