Form 10-Q
period 2003-03-31
OCCAM NETWORKS INC/DE
filed 2003-05-14
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of April 30, 2003: 141,936,854 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31 2003	December 31 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,913	$18,496
Accounts receivable	1,469	1,013
Inventory	649	796
Prepaid expenses and other current assets	578	565

Total current assets	15,609	20,870
Property and equipment, net	2,952	3,291
Other assets	306	310

Total assets	$18,867	$24,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,802	$1,650
Accrued payroll and related liabilities	663	1,253
Accrued expenses	1,318	2,173
Deferred revenue	58	17
Capital lease obligations, current portion	651	716

Total current liabilities	4,492	5,809
Capital lease obligations, net of current portion	687	853

Total liabilities	5,179	6,662
Common stock potentially subject to rescission	10,700	10,500
Commitments and contingencies (notes 4 and 6)
Stockholders’ equity:
Series A preferred stock, no par value – 2,000 shares authorized; 1,626 and 1,472 issued and outstanding at March 31, 2003 and December 31, 2002, respectively; liquidation preference of $12,197 at March 31, 2003	11,846	10,811
Common stock, $0.001 par value, 200,000 shares authorized; 140,765 and 140,859 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	141	141
Additional paid-in capital	64,793	65,254
Warrants	480	480
Deferred compensation	(2,855)	(3,432)
Cumulative translation adjustment	24	16
Accumulated deficit	(71,441)	(65,961)

Total stockholders’ equity	2,988	7,309

Total liabilities and stockholders’ equity	$18,867	$24,471

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	March 31 2003	March 31 2002

Sales	$1,451	$55
Cost of revenue	1,187	137

Gross profit (loss)	264	(82)
Operating expenses (1):
Research and product development	3,380	5,297
Sales and marketing	1,645	1,544
General and administrative	694	861

Total operating expenses	5,719	7,702

Loss from operations	(5,455)	(7,784)
Interest expense, net	(20)	(62)

Loss before income taxes	(5,475)	(7,846)
Provision for income tax	5	—

Net loss	(5,480)	(7,846)
Interest attributable to common stock potentially subject to rescission	(200)	—

Net loss attributable to common stockholders	$(5,680)	$(7,846)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(1.04)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	139,306	7,576

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$244	$293
Sales and marketing	49	66
General and administrative	27	182

	$320	$541

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	March 31 2003	March 31 2002

Operating activities:
Net loss	$(5,480)	$(7,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	516
Other assets	4	32
Amortization of deferred stock compensation	320	541
Amortization of deferred financing costs	9	6
Changes in current assets and liabilities:
Accounts receivable	(456)	19
Inventories	147	(35)
Prepaid and other current assets	(22)	134
Deferred merger related costs	—	(97)
Accounts payable	160	(847)
Accrued payroll and related liabilities	(590)	(367)
Accrued expenses	(855)	48
Deferred revenue	41	—

Net cash used in operating activities	(6,119)	(7,896)
Investing activities:
Net purchases of property and equipment	(264)	(298)

Net cash used in investing activities	(264)	(298)
Financing activities:
Proceeds from issuance of series A preferred stock	1,035	—
Proceeds from exercise of stock options, net of repurchases of unvested common stock	(4)	(2)
Repayments of capital lease obligations	(231)	(118)
Proceeds of loan from Accelerated Networks	—	2,000

Net cash provided by financing activities	800	1,880

Decrease in cash and cash equivalents	(5,583)	(6,314)
Cash and cash equivalents at beginning of period	18,496	6,639

Cash and cash equivalents at end of period	$12,913	$325
Supplemental disclosure of non-cash transactions:
Interest paid	$61	$70

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All interim information relating to the three-month periods ended
March 31, 2003 and 2002 is unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

The Company

        Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”) on May 14, 2002 (see Note 7 – Merger and Related Events).  After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to “Occam Networks, Inc.” (the “Company”).  Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

        The Company develops and markets a suite of broadband loop carriers (BLCs), innovative Ethernet and IP-based loop carrier platforms that enable Incumbent Local Exchange Carriers (ILECs) to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network.  Through September 2002, the Company also marketed a complete line of integrated access devices (IADs), customer premise equipment that provided Local Area Network (LAN) and legacy voice services to business customers from a converged access network.  Due to the minimal revenue contribution of the IAD products, the Company substantially discontinued marketing these products.

        The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily through the sale of equity securities and debt borrowings. Since inception, the Company has devoted substantial effort and capital resources to developing its products.  In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors.  During December 2002 and January 2003, the Company sold shares of series A preferred stock to certain existing investors for gross proceeds of $12.2 million and discharged those investors who purchased series A preferred stock from their respective obligations under the $10 million financing commitment. The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Based on the Company’s current operating plans, management believes existing cash resources, approximately $984,000 of cash available under the remaining portions of the $10 million financing commitment, and anticipated revenues from operations will be sufficient to meet working capital and capital requirements through March 31, 2004. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

        The accompanying consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2002, and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.  Certain prior period amounts previously reported have been reclassified to confirm with the current presentation.

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company reports quarterly results based on a thirteen-week accounting calendar.  Accordingly, the actual quarter end for the first quarter of fiscal 2003 was March 28. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last month within each quarterly period.

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

2.     INVENTORIES

        Inventories consist of the following (in thousands):

	March 31 2003	December 31 2002

Raw materials	$48	$69
Work-in-process	10	55
Finished goods	591	672

	$649	$796

3.     NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	March 31

	2003	2002

Numerator:
Net loss attributable to common stockholders	$(5,680)	$(7,846)

Denominator:
Weighted-average common shares outstanding	140,814	14,265
Adjustment for common shares issued subject to repurchase	(1,508)	(6,689)

Denominator for basic and diluted calculations	139,306	7,576

Basic and diluted net loss per share applicable to common stockholders	$(0.04)	$(1.04)

        The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	March 31

	2003	2002

Unvested shares of common stock subject to repurchase	1,389	6,107
Warrants	1,245	383
Stock options	34,073	24,243
Convertible preferred stock	123,073	51,162

Common stock equivalents	159,780	81,895

4.     COMMITMENTS AND CONTINGENCIES

        At March 31, 2003, the Company had included in accrued expenses approximately $482,000 in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to settle and pay in 2003.

5.     STOCK OPTIONS—FAIR VALUE DISCLOSURES

        Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 using the minimum-value method for determining the weighted-average fair value of options granted prior to the merger with Accelerated Networks and using the Black-Scholes option valuation model for determining the weighted-average fair value of options granted subsequent to the merger, its pro forma net loss and net loss per share attributable to common stockholders would not be materially different from reported net loss and net loss per share attributable to common stockholders.

        The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.  For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period and the following assumptions were used:

	March 31

	2003	2002

Risk free interest rate	4.0%	4.0%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	80.0%	80.0%

6.     LEGAL PROCEEDINGS

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

        IPO Allocation Cases

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering.  The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants.  The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice.  On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company.  Settlement discussions are ongoing and a memorandum of understanding has been circulated. No date has been set for the Company to respond to the Complaint.  The Company intends to defend the litigation vigorously.  The Company has not recorded any accrual related to this claim.

        Florida IPO Allocation Case

        On February 28, 2003 a stockholder class action lawsuit was filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. This case was filed in the United States District Court, Southern District of Florida. The complaint was filed on behalf of investors who purchased Accelerated Networks stock between June 22, 2000 and January 8, 2001 and alleges violations of Section 12(a)(2) and Section 15 of the 1933 Act of Section 10(b) and Section 20(a) and Rule 10b-5 of the 1934 Act and of the Florida Blue Sky Law. The claims are based on allegations that the underwriter defendants and Accelerated Networks effectuated an IPO offering price that was inaccurate based on false expectations about Accelerated Networks’ prospective financial performance, including expected revenues and earnings and make selective inaccurate disclosures of same to the investing public. Plaintiffs allege that these fraudulent disclosures are in violation of the securities laws. There are fifty issuers defendants named in the lawsuit.  No date has been set for the Company to respond. The Company intends to vigorously defend the litigation. The Company has not recorded any accrual related to this claim.

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

7.     MERGER AND RELATED EVENTS

        On November 9, 2001, Accelerated Networks entered into a definitive merger agreement with Occam CA pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks. The transaction, which closed on May 14, 2002, has been accounted for using the purchase method of accounting.  The results of operations of Accelerated Networks have been included in the accompanying statement of operations from May 14, 2002.  The following unaudited pro forma information presents a summary of the consolidated results of the combined organization had the acquisition occurred on January 1, 2002 (in thousands, except per share data):

	March 31

	2003	2002

Net revenue	$1,451	$757
Net loss	(5,480)	(10,904)
Net loss attributable to common stockholders	(5,680)	(10,904)
Basic and diluted net loss per share applicable to common stockholders	$(0.04)	$(0.10)

        These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for reduction in depreciation charges resulting from negative goodwill adjustment to Accelerated Networks’ non-current assets.   The results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2002, or the future results of operations of the combined organization.

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

        From its inception through March 31, 2003, the Company has incurred cumulative net losses of approximately $71.4 million.  The Company expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business.  Our financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Results of Operations

Three-Month Periods Ended March 31, 2003 and 2002

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

Sales

        Sales were $1,451,000 and $55,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  Sales for the period ended March 31, 2003 were comprised primarily of shipments of BLC products and related accessories, cabinets and, to a lesser extent, IADs.  Sales for the prior period were comprised of revenue recognized from the acceptance by customers of BLC products previously shipped on a trial or evaluation basis.

Cost of sales

        Cost of sales was $1,187,000 and $137,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  Cost of sales for these periods included the cost of products shipped for which revenue was recognized and the cost of provisions for obsolete inventory.

Research and product development expenses

        Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products.  Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.  Research and product development expenses were $3,380,000 for the three-month period ended March 31, 2003, a decrease of 36% from the $5,297,000 for the comparable period in 2002.  The decrease was primarily due to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan and began using the lower cost software development team in India following our merger with Accelerated Networks.  We expect our research and product development expenditures, excluding amortization of deferred stock-based compensation, to continue to decline during the remainder of the 2003 fiscal year as compared to 2002, due primarily to other expense reduction actions we continue to implement since the merger with Accelerated Networks, and the discontinuation of the IAD product line during 2002.

Sales and marketing expenses

        Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $1,645,000 for the three-month period ended March 31, 2003, an increase of 7% over the $1,544,000 for the comparable period in 2002.  The increase is primarily due to additional staffing and expenditures required for the expansion of our sales organization, and costs to develop market awareness of our products, and preparation for and attendance at trade shows and other industry events.  We expect our sales and marketing expenditures, excluding amortization of deferred stock-based compensation, to decline slightly during the remainder of the 2003 fiscal year as compared to 2002, due primarily to the discontinuation of the integrated access device product line during 2002 and to other expense reduction actions we have implemented since the merger with Accelerated Networks.

General and administrative expenses

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel.  Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature.  General and administrative expenses, excluding amortization of deferred stock-based compensation and other stock-based compensation expenses, were $694,000 for the three-month period ended March 31, 2003, a decrease of 19% from the $861,000 for the comparable prior year period.  The decrease in the 2003 period was due primarily to a decrease in amortization of deferred stock-based compensation of $155,000 due to the termination of employees and the costs incurred in 2002 related to the separation of a former chief executive officer from the Company, offset partially by an increase in insurance and staffing within the organization to support the costs of being a publicly held company.  We expect our general and administrative expenditures, excluding amortization of deferred stock-based compensation, to decline during the 2003 fiscal year as compared to 2002, due to expense reduction efforts we have implemented.

Stock-based compensation

        Through March 31, 2003, we recorded total deferred stock compensation of approximately $10,528,000, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant.  We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through March 31, 2003, we had reversed deferred stock compensation of approximately $4,267,000, resulting from stock option cancellations and repurchase of unvested common shares from employees.  Amortization of deferred stock-based compensation of $320,000 for the three-month period ended March 31, 2003, as compared to $541,000 for the comparable period in 2002, included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled.  At March 31, 2003, we had $2,855,000 of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

Interest expense, net

        Interest expense, net was $20,000 for the three-month period ended March 31, 2003 as compared to $62,000 for the comparable period in 2002.  The decrease in interest expense, net was due to the higher average balances of cash and cash equivalents held during 2003 as compared to 2002 as a result of the cash provided from the merger with Accelerated Networks and proceeds of the the issuance of our series C preferred stock in May 2002 and the issuance of our series A preferred stock during December 2002 and January 2003, offset partially by consumption of cash balances for working capital purposes.

Net operating loss carryforwards

        As of March 31, 2003, our net operating loss carryforwards were approximately $179 million for federal tax purposes, expiring commencing in 2021, and $112 million for state tax purposes, expiring commencing in 2006. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited.

Interest attributable to common stock potentially subject to rescission

        We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”).  If such a violation did in fact occur, the stockholders who purchased these shares will have a right to rescind their purchases.  In the event a stockholder successfully asserts a rescission right, the combined organization would be obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest.  The Company may thus have a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest.  The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation.  Until this one-year period elapses on May 14, 2003, the amount paid for these shares is presented on the consolidated balance sheet of the Company outside of total stockholders’ equity.  If a claim or claims are brought for a violation of Section 5 by any of the investors in the Occam CA series C preferred stock prior to the expiration of the one year period, the amount paid for those shares represented by such claims will be presented on the consolidated balance sheet of the Company outside of total stockholders’ equity until a final disposition of the claim or claims.  However, we believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act.  Interest of $200,000 has been accrued during the three-month period ended March 31, 2003 relating to this matter.

Liquidity and Capital Resources

        As of March 31, 2003, we had cash and cash equivalents of $12.9 million as compared to $18.5 million as of December 31, 2002.  The decrease in cash and cash equivalents was primarily due to cash used in operations of $6.2 million partially offset by the proceeds from our offering of series A preferred stock of $1.0 million.

        We used $6.1 million of cash in operating activities during the three-month period ended March 31, 2003, a decrease of $1.8 million or 23% from the $7.9 million used during the comparable prior year period.  The decrease was due primarily to a decrease in operating expenses and an increase in gross profit for the three-month period ended March 31, 2003 as compared to the comparable prior year period, offset partially by a payment of $800,000 as a settlement with one of our former contract manufacturers in exchange for a shipment to us of certain inventory held in the supplier’s warehouse (see Note 6—Legal Proceedings—Supplier Litigation in Item 1—Financial Statements).

        We used $264,000 in cash from investing activities during the three-month period ended March 31, 2003, a decrease of $34,000 from the $298,000 used during the comparable prior year period.  The decrease was due to reduced level of purchases of property and equipment during 2003, as compared to 2002.

        We generated $800,000 in cash from financing activities during the three-month period ended March 31, 2003, as compared to $1.9 million for the comparable prior year period.  The cash provided in the three-month period ended March 31, 2003 was from the net proceeds of $1.0 million from our offering of series A preferred stock during January 2003.  The cash provided during the three-month period ended March 31, 2002, was primarily from a loan of $2.0 million from Accelerated Networks to Occam CA prior to the merger.

        As of March 31, 2003, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to resolve in 2003.

        We lease our facilities and certain assets under noncancelable leases expiring through 2006, excluding various renewal options. Approximate minimum annual lease commitments under noncancelable operating and capital leases are as follows (in thousands):

Period ending December 31	Capital Leases	Operating Leases

2003	$575	$692
2004	649	679
2005	293	598
2006	—	449

Total minimum lease payments	1,517	$2,418

Less amount representing interest	(179)

Present value of lease payments	$1,338

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

        During March 2003, we signed a loan proposal from a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest.  Both facilities are to be secured by all available assets of the Company, and are subject to certain financial and reporting covenants and final lender approval.

        We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, and customer service organizations, the enhancement of our information technology infrastructure and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002, included herein, includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern.  Despite this report, we believe that cash on hand, cash available under the financing commitment of $984,000 and anticipated revenues from operations will be sufficient to fund our operations through March 31, 2004.  However, there can be no assurance that future cash requirements to fund operations will not require us to seek additional capital sooner than March 31, 2004, or that such additional capital will be available when required on terms acceptable to us.  If events and circumstances occur such that we do not meet our current operating plan and are unable to raise additional financing, we may be required to further reduce spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

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

        We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future.  As of March 31, 2003, we had an accumulated deficit of approximately $71.4 million.  We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

        Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern.

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

        We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently hold two patents and have 21 patent applications pending.  We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  Any infringement of our proprietary rights could result in significant litigation costs.  Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

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

        We have a subsidiary in India, which as of April 30, 2003, employed approximately 12 individuals representing more than 10% of our workforce. This subsidiary performs product development and testing for our Element Management System, which is utilized for potential applications in products currently in development.  To date, the subsidiary had not generated any revenue for us, and is not expected to generate any revenue in the foreseeable future.  Because of our projected use of this subsidiary, any political or economic instability in India could adversely affect our projected development efforts or the projected expenses for the subsidiary.

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

        We are currently named as a defendant in several securities class action lawsuits.  The results of these lawsuits are difficult to predict.  An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and seriously harm our financial condition.  Even if these lawsuits are not resolved against us, the uncertainty and expense could seriously harm our business, financial condition and reputation.  Litigation can be costly, time-consuming and disruptive to normal business operations.  The costs of defending these lawsuits could be significant.  The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm our business.  (For additional information regarding our current litigation see Note 6—Legal Proceedings in Item 1—Financial Statements.)

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments.  However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates.  We generally invest our surplus cash balances in high credit quality money market funds with contractual maturities of less than 90 days. We do not hold financial instruments for trading or speculative purposes.  Our financial instruments have short maturities and therefore are not subject to significant interest rate risk.  We do not use any derivatives or similar instruments to manage its interest rate risk.

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

ITEM 4.     CONTROLS AND PROCEDURES

        Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) as of March 31, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        As of the date of this report there have been no material developments to the legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30741), except as disclosed in Note 6—Legal Proceedings.

ITEM 2.     RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
Exhibit 3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002.
Exhibit 3.2	Registrant’s Amended and Restated Bylaws.
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K
None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  May 14, 2003

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002.

3.2	Registrant’s Amended and Restated Bylaws.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.