Form 10-Q
period 2003-06-30
OCCAM NETWORKS INC/DE
filed 2003-08-14
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Number of shares of Common Stock outstanding as of July 31, 2003: 265,067,522 shares.

         In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30 2003	December 31 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,901	$18,496
Restricted cash	750	—
Accounts receivable	1,412	1,013
Inventory	862	796
Prepaid expenses and other current assets	736	565

Total current assets	11,661	20,870
Property and equipment, net	2,642	3,291
Other assets	362	310

Total assets	$14,665	$24,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,991	$1,650
Accrued payroll and related liabilities	827	1,253
Accrued expenses	1,424	2,173
Deferred revenue	—	17
Capital lease obligations and notes payable, current portion	764	716

Total current liabilities	5,006	5,809
Capital lease obligations and notes payable, noncurrent portion	1,258	853

Total liabilities	6,264	6,662
Common stock potentially subject to rescission	—	10,500
Commitments and contingencies (notes 5 and 7)
Stockholders’ equity:
Preferred stock, no par value – 5,000 and 3,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Series A preferred stock, no par value – 0 and 2,000 shares authorized; 0 and 1,472 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	10,811
Common stock, $0.001 par value, 400,000 shares authorized; 264,523 and 140,859 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	265	141
Additional paid-in capital	87,270	65,254
Warrants	454	480
Deferred compensation	(2,446)	(3,432)
Cumulative translation adjustment	34	16
Accumulated deficit	(77,176)	(65,961)

Total stockholders’ equity	8,401	7,309

Total liabilities and stockholders’ equity	$14,665	$24,471

         The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Sales	$1,280	$57	$2,731	$112
Cost of revenue	1,271	95	2,458	232

Gross profit (loss)	9	(38)	273	(120)
Operating expenses (1):
Research and product development	3,692	4,989	7,072	9,922
Sales and marketing	1,484	1,813	3,129	3,249
General and administrative	536	1,304	1,230	2,637

Total operating expenses	5,712	8,106	11,431	15,808

Loss from operations	(5,703)	(8,144)	(11,158)	(15,928)
Interest expense, net	(32)	(12)	(52)	(74)

Loss before income taxes	(5,735)	(8,156)	(11,210)	(16,002)
Provision for income tax	—	—	5	—

Net loss	(5,735)	(8,156)	(11,215)	(16,002)
Interest attributable to common stock potentially subject to rescission, net of reversal	700	(100)	500	(100)
Beneficial conversion feature	—	(541)	—	(541)
Warrants issued with series C preferred stock	—	(255)	—	(255)

Net loss attributable to common stockholders	$(5,035)	$(9,052)	$(10,715)	$(16,898)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.12)	$(0.07)	$(0.45)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	173,572	73,975	156,187	37,570

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$250	$295	$494	$588
Sales and marketing	44	63	93	129
General and administrative	27	(95)	54	87

	$321	$263	$641	$804

         The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2003	2002
Operating activities:
Net loss	$(11,215)	$(16,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,157	1,016
Amortization of deferred stock compensation	641	804
Amortization of deferred financing costs	17	12
Other assets	16	(44)
Changes in current assets and liabilities:
Accounts receivable	(399)	(225)
Inventories	(66)	(121)
Prepaid and other current assets	(188)	212
Deferred merger related costs	—	(97)
Accounts payable, accrued expenses and deferred revenue	(407)	(597)
Accrued payroll and related liabilities	(426)	179

Net cash used in operating activities	(10,870)	(14,863)
Investing activities:
Net purchases of property and equipment	(508)	(415)
Restricted cash	(750)	—
Net cash received from merger	—	16,896

Net cash provided by (used in) investing activities	(1,258)	16,481
Financing activities:
Proceeds from issuance of series A preferred stock	1,035	—
Proceeds from issuance of series C preferred stock	—	10,000
Proceeds from exercise of stock options, net of repurchases of unvested common stock	45	(19)
Proceeds from notes payable	854	—
Repayments of capital lease obligations	(401)	(250)
Proceeds of loan from Accelerated Networks	—	5,200

Net cash provided by financing activities	1,533	14,931

Increase (decrease) in cash and cash equivalents	(10,595)	16,549
Cash and cash equivalents at beginning of period	18,496	6,639

Cash and cash equivalents at end of period	$7,901	$23,188

Supplemental disclosure of non-cash transactions:
Conversion of series A preferred stock to common stock	$11,846	$6,946

Conversion of series B and B-1 preferred stock to common stock	$—	$30,753

Conversion of series C preferred stock to common stock potentially subject to rescission	$—	$10,000

Conversion of common stock potentially subject to rescission to common stock	$10,000	$—

Interest paid	$110	$148

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All interim information relating to the three- and six-month periods ended
June 30, 2003 and 2002 is unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

The Company

         Occam Networks, Inc. (the “Company”) develops and markets a suite of broadband loop carriers (BLCs), innovative Ethernet and IP-based loop carrier platforms that enable Incumbent Local Exchange Carriers (ILECs) to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network. Through September 2002, the Company also marketed a complete line of integrated access devices (IADs), customer premise equipment that provided Local Area Network (LAN) and legacy voice services to business customers from a converged access network. Due to the minimal revenue contribution of the IAD products, the Company substantially discontinued marketing these products.

         On May 14, 2002, Accelerated Networks, Inc., a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”) (see Note 8 – Merger and Related Events). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily through the sale of equity securities and debt borrowings. Since inception, the Company has devoted substantial effort and capital resources to developing its products. In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors. During December 2002 and January 2003, the Company sold shares of series A preferred stock to certain existing investors for gross proceeds of $12.2 million and discharged those investors who purchased series A preferred stock from their respective obligations under the $10 million financing commitment. During May 2003, the series A preferred stock was converted into common stock. During June 2003, the Company received $500,000 and issued a note payable to one existing investor pursuant to the terms of the original financing commitment and reduced the remaining guaranteed amount pursuant to the commitment to $422,000. Also during June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000 and an equipment financing facility for an amount up to $500,000. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet.

         The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Based on the Company’s current operating plans, management believes that in addition to existing available cash resources, approximately $2,500,000 of cash available under revolving line of credit, $146,000 of cash available under an equipment financing facility, $422,000 of cash available under the remaining portion of the $10 million financing commitment, and anticipated revenues from operations, additional cash which management intends to raise through future equity or debt financing will be required to meet working capital and capital requirements through June 30, 2004. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

         The accompanying consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2002, and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year. Certain prior period amounts previously reported have been reclassified to conform to the current presentation.

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

         The Company reports quarterly results based on a thirteen-week accounting calendar. Accordingly, the actual quarter end for the second quarter of fiscal 2003 was June 27. However, for financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last month within each quarterly period.

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

2.     INVENTORIES

Inventories consist of the following (in thousands):

	June 30 2003	December 31 2002
Raw materials	$108	$69
Work-in-process	42	55
Finished goods	712	672

	$862	$796

3.     FINANCING ARRANGEMENTS

         Revolving Line of Credit and Equipment Financing Facility

         During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are secured by all available assets of the Company, and are subject to certain financial and reporting covenants. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet. As of June 30, 2003, no amounts were outstanding under the revolving line of credit, and approximately $354,000 was outstanding under the equipment financing facility.

Note Payable to Stockholder

         The Company is party to a note and warrant purchase agreement with certain existing investors to (a) provide financing through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $422,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party.

         Pursuant to the terms of the note and warrant purchase agreement, the Company may, at any time prior to the fourth anniversary of the completion of the merger with Accelerated Networks, upon an affirmative vote of a majority of the board of directors, provide written notice to the investors demanding that each investor deliver to the Company the principal amount each investor originally committed to deliver as specified in the note and warrant purchase agreement. The board of directors has voted to make such demand. Upon execution of this guarantee, the obligation of each investor to provide the committed financing amount will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing.

         During March 2003 the Company signed a proposal from a bank for a loan for an amount up to $984,000, guaranteed by certain existing investors who elected not to purchase series A preferred stock, secured by all available assets of the Company, at a floating interest rate of prime plus ½ percent, with maturity in one year, subject to certain financial and reporting covenants and final lender approval. During June 2003 we issued a $500,000 unsecured subordinated promissory note payable to one existing investor pursuant to the terms of the original financing commitment, and reduced the remaining amount of the guarantee to $422,000. The note bears interest at the prime rate and principal and accrued interest is due in June 2006.

4.     NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Net loss attributable to common stockholders	$(5,035)	$(9,052)	$(10,715)	$(16,898)

Denominator (basic and diluted):
Weighted average shares outstanding	174,778	78,519	157,796	42,997
Less: Weighted average common shares subject to repurchase	1,206	4,544	1,609	5,427

Weighted average shares used to compute basic and diluted net loss per share	173,572	73,975	156,187	37,570

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.12)	$(0.07)	$(0.45)

         The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	June 30
	2003	2002
Unvested shares of common stock subject to repurchase	989	2,871
Warrants	1,745	3,533
Stock options	32,566	32,937

Common stock equivalents	35,300	39,341

5.     COMMITMENTS AND CONTINGENCIES

         At June 30, 2003, the Company had included in accrued expenses approximately $482,000 in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to settle and pay in 2003.

6.     STOCK OPTIONS—FAIR VALUE DISCLOSURES

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

	June 30
	2003	2002
Risk free interest rate	4.0%	4.0%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	80.0%	80.0%

7.     LEGAL PROCEEDINGS

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

         IPO Allocation Cases

         In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond issued by the insurers, for these companies guarantees one billion dollars, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The Company has until October 1, 2003 to execute the MOU. The Company has not recorded any accrual related to this claim.

         Florida IPO Allocation Case

         On February 28, 2003 a stockholder class action lawsuit was filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. This case was filed in the United States District Court, Southern District of Florida. The complaint was filed on behalf of investors who purchased Accelerated Networks stock between June 22, 2000 and January 8, 2001 and alleges violations of Section 12(a)(2) and Section 15 of the 1933 Act of Section 10(b) and Section 20(a) and Rule 10b-5 of the 1934 Act and of the Florida Blue Sky Law. The claims are based on allegations that the underwriter defendants and Accelerated Networks effectuated an IPO offering price that was inaccurate based on false expectations about Accelerated Networks’ prospective financial performance, including expected revenues and earnings and make selective inaccurate disclosures of same to the investing public. Plaintiffs allege that these fraudulent disclosures are in violation of the securities laws. There are fifty issuers defendants named in the lawsuit. The Plaintiffs filed an amended complaint and have dismissed the Company from the lawsuit. The Company has not recorded any accrual related to this claim.

         Supplier Litigation

         On December 3, 2001, a supplier filed a lawsuit against Accelerated Networks in the Los Angeles Superior Court, demanding payment in full of certain amounts alleged to be due and owing under, and in regards to, that certain Value-Added Product Sales Agreement, by and between the supplier and Accelerated Networks, dated March 12, 1999, which agreement was terminated effective as of May 20, 2001. The supplier alleged it was owed approximately $3,000,000. The Company entered into a settlement agreement with the supplier, and on November 5, 2002, the parties filed with the Los Angeles Superior Court a Notice of Settlement and a Stipulation and Proposed Order re: Settlement and a Setting of Order to Show Cause re: Dismissal with Prejudice. The settlement called for the Company to pay the supplier $1,200,000 immediately, and $800,000 on February 15, 2003 in exchange for shipment to the Company of certain inventory held in the supplier’s warehouse. As a result of this settlement, the trial date of December 17, 2002 was vacated. All payments have been made and the case has been dismissed. The Company had previously accrued the amount of the payments.

8.     MERGER AND RELATED EVENTS

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net revenue	$1,280	$129	$2,731	$886
Net loss	$(5,735)	$(10,231)	$(11,215)	$(21,136)
Net loss attributable to common stockholders	$(5,035)	$(10,431)	$(10,715)	$(21,536)
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.10)	$(0.07)	$(0.20)

         These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for reduction in depreciation charges resulting from the negative goodwill adjustment to Accelerated Networks’ non-current assets. The results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2002, or the future results of operations of the combined organization.

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

         Upon the completion of the merger, stockholders of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of their Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization. In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock and a $10 million financing commitment (of which $422,000 remains outstanding at June 30, 2003) from certain of Occam CA’s existing investors.

         The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

         From its inception through June 30, 2003, the Company has incurred cumulative net losses of approximately $77.2 million. We expect to continue to incur substantial operating losses and to experience substantial negative cash flow as we expand our business. Our financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

         We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 7 to the financial statements. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our results of operations and financial position. We have not recorded an accrual for losses, if any, for the securities litigation or IPO allocation cases because the amount of the loss cannot be reasonably estimated.

Results of Operations

Three- and Six-Month Periods Ended June 30, 2003 and 2002

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

Sales

         Sales were $1.3 million and $57,000 for the three-month periods ended June 30, 2003 and 2002, and $2.7 million and $112,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Sales for the period ended June 30, 2003 were comprised primarily of shipments of BLC products and related accessories, cabinets and, to a lesser extent during the six-month period ended June 30, 2003, IADs. Sales for the prior period were comprised of revenue recognized from the acceptance by customers of BLC products previously shipped on a trial or evaluation basis.

Cost of sales

         Cost of sales was $1.3 million and $95,000 for the three-month periods ended June 30, 2003 and 2002, and $2.5 million and $232,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Cost of sales for these periods included the cost of products shipped for which revenue was recognized and the cost of provisions for obsolete inventory.

Research and product development expenses(excluding amortization of deferred stock-based compensation)

         Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $3.4 million for the three-month period ended June 30, 2003, a decrease of 29% from the $4.8 million for the comparable period in 2002, and $6.6 million for the six-month period ended June 30, 2003, a decrease of 29% from the $9.3 million for the comparable prior year period. The decrease was primarily due to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan . We expect our research and product development expenditures, excluding amortization of deferred stock-based compensation, to continue to decline during the remainder of the 2003 fiscal year, due primarily to other expense reduction actions we continue to implement since the merger with Accelerated Networks.

Sales and marketing expenses (excluding amortization of deferred stock-based compensation)

         Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $1.4 million for the three-month period ended June 30, 2003, a decrease of 22% from the $1.8 million for the comparable period in 2002, and $3.0 million for the six-month period ended June 30, 2003, a decrease of 3% from the $3.1 million for the comparable prior year period. The decrease is primarily due to discontinuation of the integrated access device product line during 2002 and to other expense reduction actions we have implemented since the merger with Accelerated Networks. We expect our sales and marketing expenditures, excluding amortization of deferred stock-based compensation, to increase during the remainder of the 2003 fiscal year, due primarily to increased expenditures to develop market awareness of our products.

General and administrative expenses (excluding amortization of deferred stock-based compensation)

         General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses, excluding amortization of deferred stock-based compensation and other stock-based compensation expenses, were $509,000 for the three-month period ended June 30, 2003, a decrease of 61% from the $1.3 million for the comparable prior year period, and $1.2 million for the six-month period ended June 30, 2003, a decrease of 54% from the $2.6 million for the comparable prior year period. The decrease in the 2003 period was due primarily to the costs incurred in 2002 related to the separation of a former chief executive officer from the Company, offset partially by an increase in insurance and other costs of being a publicly held company. We expect our general and administrative expenditures, excluding amortization of deferred stock-based compensation, during the remainder of the 2003 fiscal year to remain relatively consistent with those of the second quarter of 2003.

Stock-based compensation

         Through June 30, 2003, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through June 30, 2003, we had reversed deferred stock compensation of approximately $4.4 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. Amortization of deferred stock-based compensation of $321,000 for the three-month period ended June 30, 2003, as compared to $228,000 for the comparable period in 2002, and $641,000 for the six-month period ended June 30, 2003, as compared to $804,000 for the comparable prior year period, included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled. At June 30, 2003, we had $2.4 million of unamortized deferred stock compensation, which we will amortize over the remaining vesting period of the underlying options.

Interest expense, net

         Interest expense, net was $32,000 for the three-month period ended June 30, 2003 as compared to $12,000 for the comparable period in 2002, and $52,000 for the six-month period ended June 30, 2003 as compared to $74,000 for the comparable prior year period. The fluctuations in interest expense, net were due to the lower interest rates, and varying average balances of cash and cash equivalents held during 2003 as compared to 2002 as a result of the timing of cash provided from the merger with Accelerated Networks and the proceeds of the issuance of our series C preferred stock in May 2002 and the issuance of our series A preferred stock during December 2002 and January 2003, offset partially by consumption of cash balances for working capital purposes.

Net operating loss carryforwards

         As of June 30, 2003, our net operating loss carryforwards were approximately $184 million for federal tax purposes, expiring commencing in 2011, and $115 million for state tax purposes, expiring commencing in 2006. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited.

Interest attributable to common stock potentially subject to rescission

         We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the 1933 Act. If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. In the event a stockholder successfully asserts a rescission right, the combined organization would have been obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company may thus have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed on May 14, 2003, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. We believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act and no such claims have been made. Interest of $100,000 was accrued during the three-month period ended June 30, 2003, and interest $300,000 was accrued during the six-month period ended June 30, 2003 relating to this matter. We have reversed $800,000 of interest that had been accrued during the one-year claim period and have reclassified common stock potentially subject to rescission into stockholders’ equity.

Liquidity and Capital Resources

         As of June 30, 2003, we had cash and cash equivalents of $8.7 million as compared to $18.5 million as of December 31, 2002. The decrease in cash and cash equivalents was primarily due to cash used in operations of $10.9 million partially offset by the proceeds from our offering of series A preferred stock of $1.0 million, and proceeds from notes payable of $854,000.

         We used $10.9 million of cash in operating activities during the six-month period ended June 30, 2003, a decrease of $4.0 million or 27% from the $14.9 million used during the comparable prior year period. The decrease was due primarily to a decrease in operating expenses and an increase in gross profit for the six-month period ended June 30, 2003 as compared to the comparable prior year period, offset partially by a payment of $800,000 as a settlement with one of our former contract manufacturers in exchange for a shipment to us of certain inventory held in the supplier’s warehouse (see Note 7—Legal Proceedings—Supplier Litigation in Item 1—Financial Statements).

         We used $1.3 million in cash in investing activities during the six-month period ended June 30, 2003, a decrease of $17.8 million from the $16.5 million provided by investing activities during the comparable prior year period. The decrease was due primarily to cash received from the merger with Accelerated Networks in May 2002.

         We generated $1.5 million in cash from financing activities during the six-month period ended June 30, 2003, as compared to $14.9 million for the comparable prior year period. The cash provided during the six-month period ended June 30, 2003 was from the net proceeds of $1.0 million from our offering of series A preferred stock during January 2003 and the proceeds of notes payable of $854,000 during June 2003. The cash provided during the six-month period ended June 30, 2002, was primarily from the proceeds of $10.0 million from our offering of series C preferred stock during May 2002 and a loan of $5.2 million from Accelerated Networks to Occam CA prior to the merger.

         As of June 30, 2003, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to resolve in 2003.

         We lease our facilities and certain assets under noncancelable leases expiring through 2006, excluding various renewal options. Approximate minimum annual lease commitments under noncancelable operating and capital leases are as follows (in thousands):

Period ending December 31	Capital Leases	Operating Leases
2003	$383	$474
2004	650	709
2005	293	628
2006	—	471

Total minimum lease payments	1,326	$2,282

Less amount representing interest	(158)

Present value of lease payments	$1,168

         During June 2003, we signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are secured by all available assets of the Company, and are subject to certain financial and reporting covenants. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet. As of June 30, 2003, no amounts were outstanding under the revolving line of credit, and approximately $354,000 was outstanding under the equipment financing facility.

         We are party to a note and warrant purchase agreement with certain of our existing investors to (a) finance us through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $422,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party.

         Pursuant to the terms of the note and warrant purchase agreement, we may, at any time prior to the fourth anniversary of the completion of the merger with Accelerated Networks, upon an affirmative vote of a majority of our board of directors, provide written notice to the investors demanding that each investor deliver to us the principal amount each investor originally committed to deliver to us as specified in the note and warrant purchase agreement. Our board of directors has voted to make such demand. Upon execution of this guarantee, the obligation of each investor to provide the committed financing amount to us will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing.

         During March 2003 we signed a loan proposal from a bank for a loan for an amount up to $984,000, guaranteed by certain of our existing investors who elected not to purchase our series A preferred stock, secured by all available assets of the company, at a floating interest rate of prime plus ½ percent, with maturity in one year, subject to certain financial and reporting covenants and final lender approval. During June 2003 we issued a $500,000 unsecured subordinated promissory note payable to one existing investor pursuant to the terms of the original financing commitment, and reduced the remaining amount of the guarantee to $422,000. The note bears interest at the prime rate and principal and accrued interest is due June 2006.

         We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, and customer service organizations, the enhancement of our information technology infrastructure and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern. We believe that in addition to cash on hand, cash available under the $2,500,000 revolving line of credit, $146,000 of cash available under an equipment financing facility, cash available under the remaining financing commitment of $422,000 and anticipated revenues from operations, additional cash which we intend to raise through future equity or debt financing will be required to fund our operations through June 30, 2004. However, there can be no assurance that such additional capital will be available when required on terms acceptable to us. If events and circumstances occur such that we do not meet our current operating plan and are unable to raise additional financing, we may be required to further reduce spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

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

         We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future. As of June 30, 2003, we had an accumulated deficit of approximately $77.2 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

         We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently hold four patents and have 19 patent applications pending. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

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

         We expect the development and marketing of new products and the expansion of our direct sales operation and associated support personnel to require a significant commitment of resources. In connection with the merger, some of Occam CA’s existing investors agreed to either (a) finance the combined organization through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $10 million, and (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party. We allowed certain of those investors to purchase $12.2 million of equity in the Company. One additional investor provided us a loan of $500,000. The financing amount of $422,000 previously committed to us by the remaining investor remains outstanding. This additional capital, along with other capital resources available may be insufficient to fund our future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

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

         Potential economic and political instability in India could adversely affect our financial results.

         We have a subsidiary in India, which as of June 30, 2003 employed approximately 12 individuals representing more than 10% of our workforce and held a cash balance, denominated primarily in U.S. dollars, of approximately $700,000. This subsidiary performed product development and testing for our Element Management System, which is utilized for potential applications in products currently in development. During June 2003, we determined to close the operations of this subsidiary and continue its functions at our Santa Barbara, California headquarters. The subsidiary has received favorable tax and tariff treatment for its product development activities in India. However, if this favorable treatment is unavailable to us for any reason including political instability in India resulting in a government adverse to foreign corporate activity, adverse consequences could occur including limitations on our ability to repatriate to the United States all or a portion of the cash balance from the subsidiary.

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

         We are currently named as a defendant in several securities class action lawsuits. The results of these lawsuits are difficult to predict. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and seriously harm our financial condition. Even if these lawsuits are not resolved against us, the uncertainty and expense could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be significant. The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm our business. (For additional information regarding our current litigation see Note 7—Legal Proceedings in Item 1—Financial Statements.)

         To date, sales of our BLC 1200 and BLC 6000 series products have been limited and greater demand may not develop in the future.

         Currently we have few customers for our BLC 1200 and BLC 6000 series products and a small number of prospective customers. We cannot be certain that there will be a demand for its products once our products are more widely available, or that the demand will grow. Demand for our product will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all.

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

ITEM 4.      CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures.   Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30741), except as disclosed in Note 7—Legal Proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

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

All the outstanding shares of series A preferred stock were converted into 123,072,992 shares of our common stock, at a conversion price of $0.0991. The terms of the sale of the series A preferred stock are described more fully on our Current Report on Form 8-K, filed with the SEC on December 19, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Occam Networks was held on May 29, 2003. At the Annual Meeting, our stockholders:

(a)	Approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of the company from 200,000,000 shares to 400,000,000 shares and the total number of shares the company is authorized to issue from 205,000,000 to 405,000,000 shares (the “Authorized Shares Proposal”);

(b)	Approved an amendment to our Amended and Restated Certificate of Incorporation to eliminate our classified board by deleting the fourth paragraph of Article VI of our Amended and Restated Certificate of Incorporation in its entirety (the “Classified Board Proposal”);

(c)	Approved an amendment to our Amended and Restated 2000 Stock Incentive Plan to increase the number of shares of common stock of the company reserved for issuance thereunder from 19,219,814 shares to 23,219,814 shares (the “Stock Plan Proposal”).

(d)	Elected Robert L. Howard-Anderson, Steven M. Krausz, Thomas C. McConnell, and Robert B. Abbott to serve as a director until our next annual meeting, or in each case until their successors are duly elected or appointed and qualified or until their earlier resignation or removal (the “Director Proposal”).

(e)	Ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003 (the “Auditor Proposal”).

The results of the election and voting at the Annual Meeting are set forth below.

	Votes in Favor	Votes Against	Abstentions	Broker non-votes
PROPOSAL 1: AUTHORIZED SHARES PROPOSAL	232,705,217	3,718,940	63,115	—

PROPOSAL 2: CLASSIFIED BOARD PROPOSAL	235,767,105	552,468	167,699	—

PROPOSAL 3: STOCK PLAN PROPOSAL	212,116,401	4,512,382	50,835	19,807,654

	Votes in Favor		Withheld
PROPOSAL 4: DIRECTOR PROPOSAL
Robert L. Howard-Anderson	210,640,325		25,846,947
Steven M. Krausz	210,680,525		25,806,747
Thomas C. McConnell	210,680,325		25,806,947
Robert B. Abbott	210,640,325		25,846,947
	Votes in Favor	Votes Against	Abstentions
PROPOSAL 5: AUDITOR PROPOSAL	231,402,907	4,989,936	94,429

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit 3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Occam Networks, Inc., effective June 3, 2003

Exhibit 4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock

Exhibit 10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003

Exhibit 10.54	Warrant to Purchase Stock, dated June 16, 2003

Exhibit 10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003

Exhibit 10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

On April 24, 2003, the Registrant filed a Current Report on Form 8-K regarding a press release it had filed reporting its first quarter 2003 financial results (furnished under Item 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 13, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Occam Networks, Inc., effective June 3, 2003

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003

10.54	Warrant to Purchase Stock, dated June 16, 2003

10.55	Continuing Guaranty between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.