Form 10-Q
period 2003-09-30
OCCAM NETWORKS INC/DE
filed 2003-11-14
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the three month period ended September 30, 2003

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

Number of shares of Common Stock outstanding as of October 31, 2003: 266,701,284 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30 2003	December 31 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,596	$18,496
Restricted cash	935	—
Accounts receivable	1,515	1,013
Inventory	2,430	796
Prepaid expenses and other current assets	1,127	565

Total current assets	8,603	20,870

Property and equipment, net	2,243	3,291
Other assets	330	310

Total assets	$11,176	$24,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,474	$1,650
Accrued payroll and related liabilities	665	1,253
Accrued expenses	1,506	2,173
Deferred revenue	—	17
Capital lease obligations and notes payable, current portion	755	716

Total current liabilities	6,400	5,809

Capital lease obligations and notes payable, noncurrent portion	1,093	853

Total liabilities	7,493	6,662

Common stock potentially subject to rescission	—	10,500
Commitments and contingencies (notes 5 and 7)

Stockholders’ equity:

Preferred stock, no par value – 5,000 and 3,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Series A preferred stock, no par value – 0 and 2,000 shares authorized; 0 and 1,472 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	10,811
Common stock, $0.001 par value, 400,000 shares authorized; 266,013 and 140,859 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	266	141
Additional paid-in capital	87,366	65,254
Warrants	454	480
Deferred compensation	(2,118)	(3,432)
Cumulative translation adjustment	64	16
Accumulated deficit	(82,349)	(65,961)

Total stockholders’ equity	3,683	7,309

Total liabilities and stockholders’ equity	$11,176	$24,471

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Sales	$1,476	$1,036	$4,207	$1,148
Cost of revenue	1,851	3,918	4,309	4,150

Gross margin	(375)	(2,882)	(102)	(3,002)
Operating expenses (1):
Research and product development	2,696	4,831	9,768	15,360
Sales and marketing	1,481	1,748	4,610	5,234
General and administrative	533	988	1,763	2,781

Total operating expenses	4,710	7,567	16,141	23,375

Loss from operations	(5,085)	(10,449)	(16,243)	(26,377)
Interest income (expense), net	(88)	1	(140)	(73)

Loss before income taxes	(5,173)	(10,448)	(16,383)	(26,450)
Provision for income tax	—	—	5	—

Net loss	(5,173)	(10,448)	(16,388)	(26,450)
Interest attributable to common stock potentially subject to rescission, net of reversal	—	(200)	500	(300)
Beneficial conversion feature	—	—	—	(541)
Warrants issued with series C preferred stock	—	—	—	(255)

Net loss attributable to common stockholders	$(5,173)	$(10,648)	$(15,888)	$(27,546)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.08)	$(0.08)	$(0.37)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	264,455	138,468	192,258	73,581

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$241	$264	$735	$852
Sales and marketing	38	61	131	190
General and administrative	26	22	80	109

	$305	$347	$946	$1,151

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2003	2002
Operating activities:
Net loss	$(16,388)	$(26,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,661	1,636
Provision for excess and obsolete inventory	—	3,135
Amortization of deferred stock compensation	946	973
Charge for acceleration of stock options of employee	—	178
Amortization of deferred financing costs	45	16
Other assets	27	7
Changes in current assets and liabilities:
Accounts receivable	(502)	(754)
Inventories	(1,634)	(116)
Prepaid and other current assets	(586)	235
Accounts payable, accrued expenses and deferred revenue	1,188	(1,648)
Accrued payroll and related liabilities	(588)	(226)

Net cash used in operating activities	(15,831)	(23,014)

Investing activities:
Net purchases of property and equipment	(613)	(537)
Restricted cash	(935)	—
Net cash received from merger	—	16,467

Net cash provided by (used in) investing activities	(1,548)	15,930

Financing activities:
Proceeds from issuance of series A preferred stock	1,035	—
Proceeds from issuance of series C preferred stock	—	10,030
Proceeds from exercise of stock options, net of repurchases of unvested common stock	165	(22)
Proceeds from notes payable	921	—
Repayments of capital lease obligations	(642)	(422)
Proceeds of loan from Accelerated Networks	—	5,200

Net cash provided by financing activities	1,479	14,786

Increase (decrease) in cash and cash equivalents	(15,900)	7,702
Cash and cash equivalents at beginning of period	18,496	6,639

Cash and cash equivalents at end of period	$2,596	$14,341

Supplemental disclosure of non-cash transactions:
Conversion of series A preferred stock to common stock	$11,846	$6,946

Conversion of series B and B-1 preferred stock to common stock	$—	$30,753

Conversion of series C preferred stock to common stock potentially subject to rescission	$—	$10,000

Conversion of common stock potentially subject to rescission to common stock	$10,000	$—

Interest paid	$179	$237

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three- and nine-month periods ended

September 30, 2003 and 2002 is unaudited)

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

On May 14, 2002, Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”) (see Note 8 – Merger and Related Events). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”

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

In connection with the merger, Occam CA received $10 million from an offering of series C preferred stock, and a $10 million financing commitment from existing Occam CA investors. During December 2002 and January 2003, the Company sold shares of series A preferred stock to certain existing investors for gross proceeds of $12.2 million, discharged those investors who purchased series A preferred stock from their respective obligations under the $10 million financing commitment, and, during May 2003, converted the series A preferred stock into common stock. During June 2003, the Company received $500,000 and issued a note payable to one existing investor pursuant to the terms of the original financing commitment. During September 2003, the Company reduced the amount of the financing commitment from the final investor to $254,000, which was discharged in October 2003 as the Company issued a note payable to the investor in exchange for that investor’s guarantee of a financial commitment of the Company. Also, during June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000 and an equipment financing facility for an amount up to $500,000. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet.

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to developing its products. Based on the Company’s current operating plans, management believes that in addition to existing available cash resources, cash available under the Company’s $2,500,000 revolving line of credit, $79,000 of cash available under an equipment financing facility, and anticipated revenues from operations, additional cash which management intends to raise through future equity or debt financing will be required to meet working capital and capital requirements through September 30, 2004.

On November 4, 2003 the Company announced that it has finalized a memorandum of terms with certain existing investors concerning the sale and issuance of up to an anticipated maximum of $20 million of its Series A Preferred Stock. The Company’s existing investors have agreed in principle to purchase more than $15 million of the offering. Completion of the financing transaction is subject to negotiation of definitive agreements between the Company and the investors. The Company further announced that, assuming successful negotiations, it expected the initial closing of the sale and issuance of the Series A Preferred to occur within 30 days. The Series A Preferred Stock would be convertible into shares of the Company’s Common Stock, subject to stockholder approval of an increase in the number of authorized shares of the Company’s Common Stock. The Company and the investors have agreed that it will be sold at a common-equivalent price of $0.11 per share. Following the initial closing of the Series A Preferred Stock financing, the Company intends to offer holders of all outstanding shares of Common Stock the right to purchase shares of Series A Preferred Stock on terms substantially similar to the terms under which shares are sold to existing investors. Applicable subscription ratios, record dates, issuance dates, and subscription periods have not yet been determined. In connection with the rights offering, the Company intends to file a registration statement with the Securities and Exchange Commission covering the offer and sale of Series A Preferred Stock to common stockholders pursuant to the rights offering.

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

The Company reports quarterly results based on a thirteen-week accounting calendar. Previously, the Company’s quarter ended on the last Friday in each calendar quarter. In order to allow for more efficient shipment of orders received late in the period, during the third quarter of 2003, the Company changed its actual quarter end to the last Sunday in each calendar quarter. Accordingly, the actual quarter end for the third quarter of fiscal 2003 was September 28. Had the Company not changed its fiscal calendar, net revenue would have been $197,000 lower and net loss and net loss attributable to common stockholders would have been $81,000 greater during the three- and nine-month periods ended September 30, 2003. Net revenue, net loss, and net loss attributable to common stockholders for the 2002 periods, and basic and diluted net loss per share attributable to common stockholders for all periods presented were not affected by this change. For financial presentation purposes, the Company reports its quarterly results as of the last calendar day of the last month within each quarterly period.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30 2003	December 31 2002
Raw materials	$325	$69
Work-in-process	55	55
Finished goods	2,050	672

	$2,430	$796

3. FINANCING ARRANGEMENTS

Capital Lease Lines of Credit

In December 2000, Occam secured a capital lease line of credit from a financial institution, which allows financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. In connection with the $2,000,000 capital lease line of credit, Occam issued a warrant to purchase 203,700 shares of series B preferred stock at an exercise price of $0.49 per share (see Note 8). As of September 30, 2003, the outstanding principal was approximately $931,000, of which approximately $586,000 was current.

The Company has secured capital lease financing from two lenders for $179,000 of furniture and computer and other equipment, which bears interest at rates from 10% to 15.8%, and is collateralized by the purchased equipment. At December 31, 2002, the outstanding principal was approximately $29,000, all of which was current.

Revolving Line of Credit and Equipment Financing Facility

During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are secured by all available assets of the Company, and are subject to certain financial and reporting covenants. During October 2003 the Company violated two financial covenants of this agreement, and has since received a waiver from the bank for these violations. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet. As of September 30, 2003, no amounts were outstanding under the revolving line of credit, and approximately $388,000 was outstanding under the equipment financing facility, of which $140,000 was current.

Notes Payable to Stockholder

During June 2003 the Company issued a $500,000 unsecured subordinated promissory note payable to an investor pursuant to the terms of the investor’s financing commitment. The note bears interest at the prime rate and principal and accrued interest is due in June 2006.

As of September 30, 2003, the Company was party to a note and warrant purchase agreement with an investor to (a) provide financing through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate principal amount of approximately $422,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party. Pursuant to the terms of the note and warrant purchase agreement, the board of directors made a resolution, and the Company provided written notice to the investor, demanding that the investor deliver to the Company the committed principal amount. During October 2003, the investor agreed to provide and the Company agreed to accept a letter of credit in the amount of $254,000 as partial security for a financial commitment made by the Company. In exchange for the letter of credit, the Company provided to the investor an unsecured promissory note, which could be drawn upon at the time and to the extent of any draws made upon the investor’s letter of credit. Upon execution of this letter of credit by the investor, the obligation of the investor to provide the committed financing amount was deemed by the Company to have been satisfied.

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Net loss attributable to common stockholders	$(5,173)	$(10,648)	$(15,888)	$(27,546)

Denominator (basic and diluted):
Weighted average shares outstanding	265,266	141,136	193,620	78,260
Less: Weighted average common shares subject to repurchase	811	2,668	1,362	4,679

Weighted average shares used to compute basic and diluted net loss per share	264,455	138,468	192,258	73,581

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.08)	$(0.08)	$(0.37)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	September 30
	2003	2002
Unvested shares of common stock subject to repurchase	612	2,404
Warrants	1,745	3,533
Stock options	40,807	33,067

Common stock equivalents	43,164	39,004

5. COMMITMENTS AND CONTINGENCIES

At September 30, 2003, the Company had included in accrued expenses approximately $482,000 in purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to settle and pay in 2004.

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

	September 30
	2003	2002
Risk free interest rate	4.0%	4.0%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	80.0%	80.0%

7. LEGAL PROCEEDINGS

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. In each instance the plaintiffs were given 30 days’ leave to amend their 1934 Act claims. The plaintiffs filed their third amended complaint and the Company filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. Subsequently, the parties agreed to enter into mediation that occurred on October 1, 2003. At the mediation the parties reached a tentative settlement that is subject to Court and shareholder class approval. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ guarantees, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will execute the settlement documents on or before November 30, 2003. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

Florida IPO Allocation Case

On February 28, 2003 a stockholder class action lawsuit was filed against Accelerated Networks, certain of its officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. This case was filed in the United States District Court, Southern District of Florida. The complaint was filed on behalf of investors who purchased Accelerated Networks stock between June 22, 2000 and January 8, 2001 and alleges violations of Section 12(a)(2) and Section 15 of the 1933 Act of Section 10(b) and Section 20(a) and Rule 10b-5 of the 1934 Act and of the Florida Blue Sky Law. The claims are based on allegations that the underwriter defendants and Accelerated Networks effectuated an IPO offering price that was inaccurate based on false expectations about Accelerated Networks’ prospective financial performance, including expected revenues and earnings and made selective inaccurate disclosures of same to the investing public. Plaintiffs allege that these fraudulent disclosures are in violation of the securities laws. There are fifty issuer defendants named in the lawsuit. The Plaintiffs filed an amended complaint and have dismissed the Company from the lawsuit. The Company has not recorded any accrual related to this claim.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net revenue	$1,476	$1,036	$4,207	$1,922
Net loss	$(5,173)	$(10,448)	$(16,388)	$(31,584)
Net loss attributable to common stockholders	$(5,173)	$(10,648)	$(15,888)	$(32,184)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.10)	$(0.08)	$(0.29)

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

Upon the completion of the merger, stockholders of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of their Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization. In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock and a $10 million financing commitment (all of which has been satisfied as of October 15, 2003) from certain of Occam CA’s existing investors.

The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

From its inception through September 30, 2003, the Company has incurred cumulative net losses of approximately $82.3 million. We expect to continue to incur substantial operating losses and to experience substantial negative cash flow as we expand our business. Our financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Our sales are generated from sales arrangements, which require revenue recognition judgments particularly in the area of customer acceptance. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. We allow credit for products returned within our policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been required. We provide customer training and post-sales warranty to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the period of sale.

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

We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 7 to the financial statements. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our results of operations and financial position. We have not recorded an accrual for losses, if any, for the securities litigation or IPO allocation cases because we expect the proposed settlement amounts for these matters to be covered by our insurance policies.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2003 and 2002

Sales

Sales were $1.5 million and $1.0 million for the three-month periods ended September 30, 2003 and 2002, and $4.2 million and $1.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in sales for the period ended September 30, 2003 over the prior year period is due to growth in shipments of BLC products, related accessories and cabinets. Sales for the first and second quarters of 2002 were amounted to $112,000 and were comprised primarily of revenue recognized from the acceptance by customers of BLC products previously shipped on a trial or evaluation basis.

Cost of revenue

Cost of revenue was $1.9 million and $3.9 million for the three-month periods ended September 30, 2003 and 2002, and $4.3 million and $4.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Cost of revenue for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue for the three-month period ended September 30, 2002 included a provision of $3.1 million for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks. The integrated access device line of products had made only a minimal contribution to the Company’s net revenue, and accordingly, the Company had substantially discontinued marketing these products and reduced the carrying value of this inventory.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $2.7 million for the three-month period ended September 30, 2003, a decrease of 44% from the $4.8 million for the comparable period in 2002, and $9.8 million for the nine-month period ended September 30, 2003, a decrease of 36% from the $15.4 million for the comparable prior year period. The decrease was primarily due to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan. We expect our research and product development expenditures to continue to decrease during the remainder of the 2003 fiscal year and the first quarter of the 2004 fiscal year, as we continue to implement expense reduction actions.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $1.5 million for the three-month period ended September 30, 2003, a decrease of 15% from the $1.7 million for the comparable period in 2002, and $4.6 million for the nine-month period ended September 30, 2003, a decrease of 12% from the $5.2 million for the comparable prior year period. The decrease is primarily due to discontinuation of the integrated access device product line during 2002 and to other expense reduction actions we have implemented since the merger with Accelerated Networks. We expect our sales and marketing expenditures, excluding amortization of deferred stock-based compensation, to continue to decrease during the remainder of the 2003 fiscal year due to continued expense reduction actions, and increase during the first two quarters of the 2004 fiscal year as we apply additional sales resources to further expand our markets.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $533,000 for the three-month period ended September 30, 2003, a decrease of 46% from the $988,000 for the comparable prior year period, and $1.8 million for the nine-month period ended September 30, 2003, a decrease of 37% from the $2.8 million for the comparable prior year period. The decrease in the 2003 period was due primarily to the costs incurred in 2002 related to the separation of a former chief executive officer from the Company and expense reduction actions taken in 2003, offset partially by an increase in insurance and other costs of being a publicly held company. We expect our general and administrative expenditures during the remainder of the 2003 fiscal year and the first two quarters of the 2004 fiscal year to remain relatively consistent with those of the third quarter of 2003.

Stock-based compensation

Through September 30, 2003, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through September 30, 2003, we had reversed deferred stock compensation of approximately $4.4 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$241	$264	$735	$852
Sales and marketing	38	61	131	190
General and administrative	26	22	80	109

	$305	$347	$946	$1,151

At September 30, 2003, we had $2.1 million of unamortized deferred stock compensation, which we will amortize over the remaining vesting period of the underlying options.

Interest expense, net

Interest expense, net was $88,000 for the three-month period ended September 30, 2003 as compared to interest income, net of $1,000 for the comparable period in 2002, and $140,000 for the nine-month period ended September 30, 2003 as compared to $73,000 for the comparable prior year period. The fluctuations in interest expense, net were due to the issuance of notes payable by the Company, offset partially by varying average balances of cash and cash equivalents held during 2003 as compared to 2002 as a result of the timing of cash provided from the merger with Accelerated Networks and the proceeds of the issuance of our series C preferred stock in May 2002 and the issuance of our series A preferred stock during December 2002 and January 2003, offset partially by consumption of cash balances for working capital purposes.

Net operating loss carryforwards

As of September 30, 2003, our net operating loss carryforwards were approximately $189 million for federal tax purposes, expiring commencing in 2011, and $120 million for state tax purposes, expiring commencing in 2006. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited.

Interest attributable to common stock potentially subject to rescission

We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the 1933 Act. If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. In the event a stockholder successfully asserts a rescission right, the combined organization would have been obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company may thus have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed on May 14, 2003, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. We believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act and no such claims have been made. Interest of $300,000 was accrued during the nine-month period ended September 30, 2003 relating to this matter. We have reversed $800,000 of interest that had been accrued during the one-year claim period and have reclassified common stock potentially subject to rescission into stockholders’ equity.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $2.6 million as compared to $18.5 million as of December 31, 2002. The decrease in cash and cash equivalents was primarily due to cash used in operations of $15.8 million partially offset by the proceeds from our offering of series A preferred stock of $1.0 million, and proceeds from notes payable of $921,000.

We used $15.8 million of cash in operating activities during the nine-month period ended September 30, 2003, a decrease of $7.2 million or 31% from the $23.0 million used during the comparable prior year period. The decrease was due primarily to a decrease in operating expenses for the nine-month period ended September 30, 2003 as compared to the comparable prior year period, offset partially by a payment of $800,000 as a settlement with one of our former contract manufacturers in exchange for a shipment to us of certain inventory held in the supplier’s warehouse (see Note 7—Legal Proceedings—Supplier Litigation in Item 1—Financial Statements).

We used $1.5 million in cash in investing activities during the nine-month period ended September 30, 2003, a decrease of $17.4 million from the $15.9 million provided by investing activities during the comparable prior year period. Of the cash used in investing activities during the nine-month period ended September 30, 2003, $935,000 was for cash restrictions imposed from a covenant to our loan and security agreement with a bank for a revolving line of credit and to secure a letter of credit provided by the Company, and $613,000 was for purchases of property and equipment. Cash provided from investing activities during the nine-month period ended September 30, 2002 was from the $16.5 million of cash received from the merger with Accelerated Networks in May 2002.

We generated $1.5 million in cash from financing activities during the nine-month period ended September 30, 2003, as compared to $14.8 million for the comparable prior year period. The cash provided during the nine-month period ended September 30, 2003 was from the net proceeds of $1.0 million from our offering of series A preferred stock during January 2003 and the proceeds of notes payable of $921,000 during June and July 2003. The cash provided during the nine-month period ended September 30, 2002, was primarily from the proceeds of $10.0 million from our offering of series C preferred stock during May 2002 and a loan of $5.2 million from Accelerated Networks to Occam CA prior to the merger.

As of September 30, 2003, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to settle and pay in 2004.

We lease our facilities and certain assets under noncancelable leases expiring through 2006, excluding various renewal options, and have notes payable outstanding with a bank and with an investor. The following table summarizes our minimum annual lease commitments under noncancelable operating leases, capital leases and notes payable as of September 30, 2003 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Capital leases (2)	$1,135	$725	$410	$—	$—
Note payable to stockholder (2)	585	—	—	585	—
Note payable to bank (2)	417	158	259	—	—
Operating leases	2,051	795	1,256	—	—

(1)	Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases used in the normal course of business.

(2)	Less amount representing interest of $289,000 for capital leases, note payable to stockholder and note payable to bank.

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commercial Commitments
Letter of credit	$185	$185	$—	$—	$—

During June 2003, we signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are secured by all available assets of the Company, and are subject to certain financial and reporting covenants. During October 2003 we violated two financial covenants of this agreement, and have since received a waiver from the bank for these violations. As of September 30, 2003, no amounts were outstanding under the revolving line of credit, and approximately $388,000 was outstanding under the equipment financing facility. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet.

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

During June 2003 we received $500,000 and issued an unsecured subordinated promissory note payable to one existing investor pursuant to the terms of the original financing commitment, and reduced the remaining amount of the guarantee to $422,000. The note bears interest at the prime rate and principal and accrued interest is due June 2006. During September 2003, we reduced the amount of the financing commitment from the final investor to $254,000. This commitment was discharged in October 2003 as we issued a note payable to the investor in exchange for that investor’s guarantee of a financial commitment of the Company.

We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, and customer service organizations, and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern. We believe that in addition to cash on hand, cash available under the $2,500,000 revolving line of credit, $79,000 of cash available under an equipment financing facility, and anticipated revenues from operations, additional cash which we intend to raise through future equity or debt financing will be required to fund our operations through September 30, 2004.

On November 4, 2003 we announced that we have finalized a memorandum of terms with certain of our existing investors concerning the sale and issuance of up to an anticipated maximum of $20 million of our Series A Preferred Stock. Our existing investors have agreed in principle to purchase more than $15 million of this offering. Completion of the financing transaction is subject to our negotiation of definitive agreements with the investors. We further announced that, assuming successful negotiations, we expected the initial closing of the sale and issuance of the Series A Preferred to occur within 30 days. The Series A Preferred Stock would be convertible into shares of our Common Stock, subject to stockholder approval of an increase in the number of authorized shares of our Common Stock, and we have reached agreement with the investors that it will be sold at a common-equivalent price of $0.11 per share. Following the initial closing of the Series A Preferred Stock financing, we intend to offer holders of all outstanding shares of Common Stock the right to purchase shares of Series A Preferred Stock on terms substantially similar to the terms under which shares are sold to existing investors. We haven’t yet determined applicable subscription ratios, record dates, issuance dates, and subscription periods. In connection with the rights offering, we intend to file a registration statement with the Securities and Exchange Commission covering the offer and sale of Series A Preferred Stock to common stockholders pursuant to the rights offering.

However, there can be no assurance that such additional capital will be available when required or on terms acceptable to us. In particular, we are finalizing the definitive agreements of the proposed Series A financing with our existing investors, and there can be no assurance that we will be able to complete the financing. The memorandum of terms is not binding. If events and circumstances occur such that we do not meet our current operating plan and are unable to raise additional financing, we may be required to further reduce spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

RISK FACTORS

If we are unable to complete the proposed financing we recently announced, it would have a material adverse effect on our financial condition and business operations.

As of September 30, 2003, we had approximately $2.6 million in available cash and cash equivalents. We are currently unprofitable and require substantial additional financing in order to continue our business and operations. On November 4, 2003, we announced that we had finalized a memorandum of terms with certain of our existing investors concerning a Series A preferred stock financing. Our existing investors have tentatively committed to invest more than $15 million of the offering. The parties have agreed that the preferred shares will be sold, assuming completion of the financing, at a common-equivalent price of $0.11 per share. If completed, the financing will result in substantial dilution to our existing stockholders. The memorandum of terms is not binding, however, and the existing investors are not required to invest. The Company and the investors are in the process of finalizing the definitive agreements relating to the financing. If we are unable to enter definitive agreements and close the financing in the time frame we anticipate, our financial condition and ability to continue our operations will be materially impaired.

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

We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future. As of September 30, 2003, we had an accumulated deficit of approximately $82.3 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently hold seven patents and have 16 patent applications pending. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

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

We expect the development and marketing of new products and the expansion of our direct sales operation and associated support personnel to require a significant commitment of resources. As discussed above, we are currently finalizing a proposed financing with existing investors who have tentatively committed, subject to completion of definitive agreements and various closing conditions, to purchase more than $15 million of our preferred stock at a common-equivalent price of $0.11. There is no binding agreement relating to this investment, however, and there can be no assurances that we will be able to complete this financing. Even if we complete the financing, this additional capital, along with other capital resources available, may be insufficient to fund our future operations. In particular, we are currently seeking to raise $20 million in the financing, which will require us to secure sources of investment other than existing investors. If we are unable to obtain sufficient capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business and competitive position. Additional capital, if required, may not be available on acceptable terms, if at all.

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

We have a subsidiary in India the operations of which were closed during August 2003. As of September 30, 2003, the subsidiary held a cash balance, denominated primarily in U.S. dollars, of approximately $550,000. This subsidiary performed product development and testing for our Element Management System, which is utilized for potential applications in products currently in development. These functions are now performed at our Santa Barbara, California headquarters. The subsidiary had received favorable tax and tariff treatment for its product development activities in India. However, if this favorable treatment is unavailable to us for any reason including political instability in India resulting in a government adverse to foreign corporate activity, adverse consequences could occur including limitations on our ability to repatriate to the United States all or a portion of the cash balance from the subsidiary.

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

Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to September 30, 2003.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30741), except as disclosed in Note 7—Legal Proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During June 2003 we received $500,000 and issued an unsecured subordinated promissory note payable to one existing investor pursuant. The note bears interest at the prime rate and principal and accrued interest is due June 2006. This note was not registered under the Securities Act of 1933 and was issued in reliance on the exemption from registration set forth in Regulation D thereof.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

On July 25, 2003, the Registrant filed a Current Report on Form 8-K regarding a press release it had filed reporting its second quarter 2003 financial results (furnished under Item 12 of Form 8-K).

On November 6, 2003, the Registrant filed a Current Report on Form 8-K regarding a press release it had filed reporting its third quarter 2003 financial results (furnished under Item 12 of Form 8-K).

On November 6, 2003, the Registrant filed a Current Report on Form 8-K regarding a press release it had filed reporting the finalization of a memorandum of terms for a private placement of Series A preferred stock (furnished under Item 5 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)

By:	/s/ HOWARD M. BAILEY

Howard M. Bailey Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.