Form 10-K
period 2003-12-31
OCCAM NETWORKS INC/DE
filed 2004-03-30
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30741

OCCAM NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

77 Robin Hill Road	93117
Santa Barbara, CA (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 692-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act):    Yes  ☐    No  ☒

Based on the closing bid and ask price on June 30, 2003, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on such date was approximately $13 million. In November 2003, December 2003, and March 2004, the registrant sold shares of its series A-2 preferred stock that are convertible into common stock at a conversion price of $0.11 per share. Using $0.11 per share as the market value of one share, the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $12.2 million. For purposes of this disclosure, the registrant has excluded shares of common stock held by directors, officers and holders of 5% or more of the registrant’s outstanding common stock at February 24, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrants, or that such person is controlled or under common control with the registrant.

As of February 24, 2004, the number of shares outstanding of the registrant’s common stock was 267,530,592 (417,613,312 shares including 150,082,720 shares of common stock expected to be issued upon conversion of series A-2 preferred stock).

OCCAM NETWORKS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on Occam’s current expectations, estimates and projections about Occam’s industry, management’s beliefs about the status and prospects for Occam’s business, and certain assumptions made by Occam. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, Occam’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth at the end of Part II, Item 7 of this report, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in Occam’s other filings with the Securities and Exchange Commission (“SEC”) discuss some of the important risk factors that may affect Occam’s business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in Occam’s other filings with the SEC before deciding to invest in Occam or to maintain or increase your investment. Occam undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

We design, develop and market a suite of Broadband Loop Carriers (“BLCs”), which are Ethernet- and IP-based loop carrier platforms that enable telecommunications service providers to offer a variety of traditional as well as packetized voice, broadband and Internet Protocol (“IP”) services from a single, converged, all-packet access network. In addition, we market a line of remote terminal cabinets to house our products in remote locations. We supply our products to local and regional telecommunications carriers, independent telephone companies and international telecommunications carriers that deliver or wish to deliver voice, data, Internet access and video services to the residential, small and medium business and large enterprise markets over existing copper telephone lines.

We design our products to alleviate the “bottleneck” currently experienced by many carriers in delivering voice and broadband services from their central offices or remote locations to individual customer premises—the network segment commonly referred to as the “last mile” or the “local loop.” We design our products with packet switching technology, such as Ethernet and Internet Protocol, two of the fundamental components used to build the Internet. These building blocks are used to develop a family of integrated products that deliver voice, data, Internet access and video services over the local loop’s existing copper wires by converting each customer line into a broadband loop capable of delivering nearly fifty to one hundred times the bandwidth currently delivered over the local loop. We believe that our single solution to the local loop “bottleneck” will enable carriers to consolidate, aggregate and integrate multiple, single-purpose network components, substantially reducing their capital expenditure requirements, streamlining their network, and reducing their operating costs. Deployment of our products could also enable carriers to generate new revenue streams by delivering a wider variety of voice, data, Internet access and video services by virtue of the increase in available bandwidth.

Throughout this report, we will refer to “Occam Networks, Inc.” as “Occam” or “Occam Networks.”

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

Increased Competition in Telecommunications Services Market

As cable service providers enter traditional telecommunication markets, carriers are seeking to add additional high-bandwidth, high-margin, services to their networks, such as broadcast video and video on demand. In order to deliver video to residential customers, telecommunications carriers will be required to deploy the next generation of DSL technology, very high speed DSL, or VDSL, or next generation asymmetrical DSL (ADSL2+) to provide enough bandwidth to enable broadband transmission of multiple video streams over the local loop. VDSL, however, requires greater proximity of the customer to the telecommunications carrier’s DSL equipment. In order for telecommunications carriers to deliver VDSL’s full 51 megabits per second, or Mbps, of bandwidth, the telecommunications carrier must deploy equipment within 4,000 feet of the customer. ADSL2+ delivers less total bandwidth than VDSL, but can support two or three video channels to distances of 8,000 to 10,000 feet. The introduction of either of these DSL technologies in the local loop will likely result in broader deployment of remote terminals and an increase in the percentage of telecommunications customers who are delivered access to DSL through these remote terminals. In addition to DSL’s distance limitations, transmission speeds are also limited by the architecture and capabilities of the equipment that is currently deployed in the remote terminals.

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

Softswitches are designed to resolve some of the inefficiencies and cost issues associated with the existing telecommunications network’s reliance on large, complex voice switches. Voice switches use circuit switch technology and direct the majority of voice calls in the telecommunications network today. The complexity and proprietary nature of the technology used in these large switches has increased the operational and capital costs of deploying these products and has also led to long lead times in carriers’ ability to deliver new voice and other telecommunications services. A new generation of switches called softswitches, developed by numerous vendors using open standards rather than proprietary technology, offers carriers an attractive alternative at a fraction of the cost of traditional circuit switches. A softswitch refers to a voice switch, which has been developed using open standards and is capable of acting as a bridge between traditional voice traffic and packet-based data traffic. This reliance on open standards rather than proprietary technology promotes and facilitates more rapid development and deployment of new services that carriers can offer to customers. Softswitches are a key component of the new packet architecture and enable carriers to maximize the efficiencies of packet switching.

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

Once softswitch technology is fully deployed and the packet switched infrastructure is in place, carriers should be able to offer new voice, data and video services to their customers.

The Occam Networks Solution

Our product lines, the BLC 1200 and the BLC 6000, are equipment systems with components deployed in remote terminals and in central offices. The systems provide connectivity from the residence or business premises to the carrier’s central office. Remote terminals provide the connections to the end customer and aggregate the service traffic for multiple customers for connection to the central office. The central office equipment combines individual user voice and data traffic flows from multiple remote terminals into a format interoperable with existing telephone and data switches. Because the BLC 1200 and BLC 6000 systems convert an ordinary telephone line, or local loop, into a broadband loop, we refer to our products as Broadband Loop Carriers, or BLC.

The BLC 1200 and BLC 6000 systems integrate into single product lines the functionality that is currently provided by separate voice and DSL access products. Designed specifically to fit in existing remote terminal cabinets, the BLC 1200 is compact and yet supports 24 integrated voice and DSL connections per unit. Multiple units can be placed in the same cabinet, allowing carriers to expand their capabilities as needed, up to 1,056 customers per standard seven-foot rack. Remote terminals can house one or more standard racks depending on their size. The BLC 6000 adds video capabilities to the voice and data service mix that is supported. It is a modular system that can be deployed in very high capacity networks, but also proves economical for low capacity sites. It can be deployed with as few as 48 ports in a 1 3/4” high stackable shelf or up to 576 ports in a high capacity chassis. Three high capacity chassis can be deployed in a standard seven-foot rack, supporting as many as 1728 customers. Both BLC systems are environmentally hardened to withstand wide variations in temperature, humidity and other environmental conditions found in telephone company outside plants.

Enable Wide Scale, Cost Effective DSL Deployment

Our BLC systems use state-of-the art semiconductor technology to serve three to four times the number of customers from the same sized remote terminal cabinet than traditional access equipment. This enables carriers to deploy DSL on a wider scale to more customers without the additional capital and non-recurring expense of construction and installation of additional or larger cabinets at the remote terminals, the cost of which can range from tens of thousands to hundreds of thousands of dollars per site.

Lower Cost to Activate DSL Customers

Our BLC systems support DSL and voice for every customer connected to a remote terminal where a BLC has been deployed. This feature enables carriers to eliminate the need to dispatch technicians to install or configure DSL equipment at the remote terminal, which significantly reduces the carrier’s cost of activating a new customer. In addition, the carrier can further reduce its cost of customer acquisition through targeted marketing of its DSL services to specific geographic communities of customers.

Leverage Internet Technologies

Our BLC systems are built using packet switch technologies that enable the carrier to build a scalable local loop infrastructure. These technologies include Ethernet, which delivers more than twice the network bandwidth normally available between the remote terminal and the carrier’s central office at a fraction of the cost.

Our BLC systems employ standards based, sophisticated packet processing technology to identify, classify and prioritize individual voice, data, Internet and video traffic streams based on the quality of service required for each stream. Voice streams, for instance, are the most sensitive to transmission delays and are thus always given higher priority than other traffic streams. This ability to classify and prioritize traffic streams enables carriers to deliver all of these services from a single infrastructure with the assurance that each service will be delivered at the appropriate level of quality.

Softswitch Interoperability

The BLC 1200 and BLC 6000 systems also have integrated media gateway functionality, which eliminates the need for a separate media gateway. This results in significant cost and space savings at the remote terminal. The integrated media gateway functionality allows the BLC 1200 and BLC 6000 systems to interoperate with the existing voice switches and softswitches simultaneously and facilitate a smooth transition from one to the other. In addition, the integrated media gateway also allows carriers to start delivering advanced voice, fax and messaging services, like unified messaging and follow-me services.

We also provide our customers OccamView, a management system that enables remote activation and troubleshooting of voice and DSL services. OccamView reduces a carrier’s costs for activating a new customer and providing customer support. By using OccamView, a carrier reduces or eliminates costly installations by technicians.

The Occam Networks Strategy

Our strategy is to become a leading provider of local loop access equipment to telecommunications carriers, such as regional bell operating companies, independent telephone companies and international carriers. We intend to leverage our BLC product lines to establish ourselves as a leader in the advanced generation of local loop equipment. This equipment facilitates the deployment of broadband and telephony services, and has evolved from the Next Generation Digital Loop Carrier, or NGDLC, market. Key elements of Occam’s strategy include:

Drive Packet, Ethernet and IP Technologies into the Local Loop

We intend to leverage Internet technologies, such as Ethernet and Internet protocol, or IP, in order to facilitate carriers’ transition to a packet switched local loop infrastructure. We believe that we are the first vendor to leverage the proven scalability and resiliency of packet technology in building products for the NGDLC market. We have achieved this objective by designing all of the different elements of our products, including access interfaces, backbone interfaces and service aggregation architecture, with packet technologies.

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

Facilitate Network Migration from Circuit Switched Architecture to Packet Switched Architecture

We have developed a family of products that enable carriers to build a local loop infrastructure that can coexist with today’s voice switching architecture and the new packet switched technology to deliver integrated voice, data and video services. We have integrated technologies such as TR-08 and GR-303 voice switch interface protocols in our BLC products that communicate with today’s circuit switched infrastructure and technologies such as media gateway control protocol (“MGCP”) that work with new softswitch architectures. We believe that carriers can reduce their capital expenditure costs significantly by migrating to a packet switched architecture and softswitches. We believe there is a significant market for our products because these products will facilitate this migration given there relative cost effectiveness and enhanced delivery capabilities.

Deliver a Comprehensive DLC Solution

We intend to deliver a family of products that represents a comprehensive DLC solution for copper and fiber-based local loop infrastructure. Our products may be used as central office terminal and remote terminal platforms and for a variety of other applications, such as fiber-to-the-curb and fiber-to-the-home, through a combination of DSL, Ethernet and optical networking technologies. Our DLC solution will enable traditional and softswitch voice access and DSL access. In addition, our DLC solution will allow carriers to offer a variety of services, such as voice, data, Internet and video. We have integrated, or intend to integrate a variety of access interfaces, such as voice, ADSL, ADSL2Plus, G.SHDSL, Gigabit Ethernet and Ethernet over DSL.

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

Aggressively Pursue Innovators in the Carrier Market

We intend to leverage our packet switched architecture, integrated voice, data and video capabilities, scalability and lower service delivery costs to facilitate sales to local telephone carriers. Our initial focus is on innovative carriers that are known to adopt and apply new technologies, have begun to transition to a packet switched architecture and are interested in delivering new softswitch voice, Ethernet and/or video services. Adoption by these customers will enable us to enter the market and establish our market awareness and reputation.

Continue Technological Innovation

We currently hold seven issued patents and have several additional patent applications pending. These areas of intellectual property continue to be integrated into our products. We believe that our continued focus and emphasis on innovation will enable us to extend our technology leadership through continual enhancement of existing products and the development of new products that address the needs of the carrier market for local loop solutions. We believe that our adoption of open standards, such as Ethernet, and open-source software, such as Linux, will allow us to leverage the knowledge base of the global development community, thereby accelerating the introduction of new products and product enhancements.

Our research and development philosophy is to focus on the integration of technology from industry-leading semiconductor and software vendors with our innovation applied toward specific carrier network problems. We believe that this approach will continue to enhance our ability to rapidly bring innovative products to market while continuing to build our portfolio of intellectual property.

Products

Current Products

BLC 6000 System. The BLC 6000 is Occam’s flagship product line. It was announced in May 2003 as a modular BLC system that would be introduced in phases, with new capabilities added throughout its product lifecycle. The first elements of the BLC 6000 became available at the end of Q2 2003 and new elements and capabilities have been added each quarter since its initial shipments. Currently the product line consists of two chassis styles and six blades.

•	BLC 6001 Stackable Chassis. The BLC 6001 chassis houses a single BLC 6000 blade. It may be deployed as a standalone unit for low capacity applications or as part of a stack with other units for medium density applications.

•	BLC 6012 High Capacity Chassis. The BLC 6012 chassis houses up to twelve BLC 6000 blades for deployment in high capacity applications.

•	6150 Lifeline POTS Blade. The 6150 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6151 Lifeline POTS Blade. The 6151 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service. It is designed to operate with other blades providing the Gigabit Ethernet transport function.

•	6208 ADSL Blade. The 6208 ADSL Blade provides 48 ADSL ports for customer data and video services, and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6235 ADSL and POTS Blade. The 6235 ADSL and POTS Blade provides 24 combination POTS and ADSL ports. It is designed to operate with other blades providing the Gigabit Ethernet transport function.

•	6440 Optical Packet Transport Blade. The 6440 Optical Packet Transport Blade provides Gigabit Ethernet ports for optical fiber transport and blade interconnection, and supports up to 8 T1 lines for transport or up to 4 T1 lines for customer service delivery.

•	6640 Subscriber Trunk Gateway Blade. The 6640 Subscriber Trunk Gateway Blade provides up to 8 T1 connections supporting traditional voice switches using the TR-08 or GR-303 voice interface protocols. It also supports multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

BLC 1200 System. The BLC 1200 System product line consists of four self-contained products that are generally deployed in a network to create a complete loop carrier system solution. The four products are the BLC 1200, BLC 1210, BCL 1220 and the BLC 1240. The 1.75-inch. vertical profile and environmentally hardened compact chassis allows for easy deployment in smaller remote terminals, and can also be deployed in a central office.

•	BLC 1200. The BLC 1200 is a 24 port ADSL Full Rate and voice access system, connecting to the customer via the existing local loop copper wire, and to the central office via up to four T1 lines, two copper 10/100 Ethernet or two fiber optic 10/100 Ethernet network links and supports MCGP, TR-08, and MultiLink PPP protocols. The BLC 1200 uses Occam’s Ethernet Protection Switching technology, to enable the traffic on the fiber optic Ethernet connections to be rerouted to another fiber within 50 milliseconds in the case of a fiber cut or fault, or BLC failure. Up to eight BLC 1200s can be stacked to add new ADSL and POTS subscribers in 24-line increments. The BLC 1200 became available for sale in the second quarter of 2002.

•	BLC 1210. The BLC 1210 is a 24 port voice access system, connecting to the customer via the existing local loop copper wire, and to the central office via up to four T1 lines, two copper 10/100 Ethernet or two fiber optic 10/100 Ethernet network links and supports MCGP, TR-08, and MultiLink PPP protocols. The BLC 1210 uses Occam’s Ethernet Protection Switching technology, to enable the traffic on the fiber optic Ethernet connections to be rerouted to another fiber within 50 milliseconds in the case of a fiber cut or fault, or BLC failure. Up to eight BLC 1210s can be stacked to add new POTS subscribers in 24-line increments. The BLC 1210 became available for sale in the fourth quarter of 2002.

•	BLC 1240. The BLC 1240 Central Office Terminal, our product for central office applications, is a scalable MGCP voice gateway. It provides central office termination of an IP-based local loop carrying voice and data traffic and interfaces with a Class 5 switch via a TR-08 or GR-303 interface (voice protocols that communicate with existing central office voice switches). The BLC 1240 also interfaces with a softswitch via an integral MGCP call agent. Equipped with four T1 line and four port 10/100 Ethernet network links, a single BLC 1240 supports up to 384 simultaneous voice calls from multiple BLC 1200s or BLC 1210s, and can be stacked to deliver growth in 384-line increments. The chassis is NEBS approved. The BLC 1240 became available for sale in the second quarter of 2002.

•	BLC 1220. The BLC 1220 T1 MLPPP Bridge is a derivative of the BLC 1240 for central office terminal deployments where the interface to a Class 5 switch is not required. It is equipped with four T1 interfaces supporting the Multi-Link Point-to-Point Protocol. The BLC 1220 became available for sale in the fourth quarter of 2002.

Cabinets. Our broadband loop carrier solution includes a series of remote terminal cabinets for low, medium and high-density deployments in a variety of geographical areas. Our cabinets are environmentally controlled and deliver reliable protection with a high degree of deployment flexibility. Our cabinets are full-featured enclosures that support multiple shelf assemblies with a full complement of fans, protector panels, charger/rectifiers and batteries. Occam cabinets have been configured to support the greater advanced service capacity provided by our Broadband Loop Carriers, meeting the power and heat requirements for maximum DSL, video and other high-bandwidth service take rates. They are available in configurations which support from 48 to 576 ADSL/voice lines, either copper T1 or fiber facilities, and can be deployed in point-to-point, star, ring, or daisy chain topologies. Our first cabinets became available for sale in the second quarter of 2002.

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

Products in Development

We currently have under development products, features and functions that we believe will further enhance our product family. These development activities are generally focused on the following areas:

•	Reducing the overall cost of solutions,

•	Improving maintainability and ease of deployment for customers, and

•	Integration of newer ADSL2Plus technologies.

Customers

To date, our products are in operation in the networks of more than 40 customers, including four of the top 25 Incumbent Local Exchange Carriers (“ILECs”) in the United States. Our current and target customers include:

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

Regional Bell Operating Companies

Regional bell operating companies (“RBOCs”) are the Incumbent Local Exchange Carriers (“ILECs”) in the United States formed by the 1983 divestiture of AT&T and subsequently partially recombined through mergers. The four regional bell operating companies are Qwest Communications, SBC Communications, Verizon Communications Inc. and BellSouth Corporation, accounting for approximately 85% of the total installed telephone lines in the United States.

Competitive Local Exchange Carriers

The 1996 Telecommunications Act opened the way for Competitive Local Exchange Carriers (“CLECs”) to compete against the ILECs, such as the RBOCs, using their local loop facilities. As a result, some long distance telephone companies such as MCI and AT&T and smaller, less well-known operations have initiated CLEC operations. In situations where the CLEC operations are “facilities based” (that is, where they are actually co-locating local loop equipment in ILEC central offices) we believe there is an opportunity for Occam BLC equipment.

PTTs

PTTs are the governmental agencies and their successors responsible for combined postal, telegraph and telephone services in countries worldwide. Examples include France Telecom in France, Deutsche Telecom in Germany, Telefonica in Spain and Telia in Sweden.

Industry Relationships

An important element in our market strategy is our ability to build strategic relationships with companies who have an established presence in Occam’s target market segments. We have developed the Occam Packet Access Network Alliance, whereby independent companies can work with us to define broader solutions, perform interoperability tests, develop solutions business cases and provide cooperative customer support. The Occam Packet Access Network Alliance was announced in October 2001, and currently includes marketing relationships with companies such as Metaswitch (division of Data Connection), Sonus Networks, Inc., Nuera Communications, Inc., Broadsoft, Inc., Syndeo Corporation, Minerva Networks, Inc., VideTele.com (division of Tut Systems, Inc.), and Optibase, Ltd.

Research and Development

We have a team of engineers dedicated to conducting research and developing innovative technologies in specific technology areas that are strategic to our business. The collective talent of the Occam research and development team has knowledge-base and experience covering the full spectrum of technologies, ranging from digital loop carrier, voice signaling, call control, IP networking, Ethernet networking and switching, DSL, optical networking and network management. We have also developed a practice of working with our suppliers of technology, silicon and software to further increase our technological lead over our competitors.

We continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $12.0 million, $19.2 million and $16.4 million during the fiscal years ended 2003, 2002 and 2001, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Simi Valley, California, and Mesa, Arizona.

Patents and Intellectual Property

We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted seven patents, have filed several additional patent applications, and intend to file additional patent applications. These patents expire over the next 15 to 17 years. Our patent strategy is designed to protect corporate technology assets, to create access to additional technology through cross-licensing opportunities and to create opportunities for additional revenue through technology licensing.

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

Sales and Marketing

We have focused our sales and marketing efforts primarily on the major independent carriers and, to a much lesser degree, RBOCs and CLECs in the United States. Our marketing efforts are designed to create brand awareness with these customers and to demonstrate our technological leadership and cost advantages in the digital loop carrier equipment market. We are educating our potential customers about our products and the benefits of our solutions through industry publications and trade shows. We also conduct education programs that present our products and the benefits of our solutions for senior management of engineering design firms who design networks for independent telephone operating companies.

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

Sales during 2003 to our largest three customers, FairPoint Communications, Inc., Comporium Group, and Pineland Telephone Cooperative, Inc., accounted for approximately 15%, 14%, and 8%, respectively, of our revenue for the year ended December 31, 2003. Sales during 2002 to our largest three customers, DTC Communications, Inc., Armstrong Telephone Company, and Pan Dacom Networking AG, accounted for approximately 38%, 25%, and 13%, respectively, of our revenue for the year ended December 31, 2002. While we anticipate that sales to any specific customer will vary from period to period, we expect to continue to have significant customer concentration during 2004. To date, a significant portion of our revenue has been derived from a small number of orders and our sales have been made on the basis of individual purchase orders, rather than long-term commitments.

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

Backlog

Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of February 29, 2004 was approximately $3.1 million. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, or allowing customers to cancel orders within negotiated time frames without significant penalty, our backlog may not be indicative of sales during any subsequent quarter.

Competition

The market for telecommunications equipment is highly competitive and we expect that competition will increase in the future. Many of our competitors are large companies with greater name recognition and technical, financial and marketing resources than we have, which may give them a substantial advantage in developing and selling their products. Some of our competitors have gained a significant share of the market for local loop carrier equipment and further consolidation of the telecommunications industry may increase that share. In addition, many of our competitors have long-standing relationships with our prospective customers, which may give them an advantage in selling competing products. Current and potential competitors in the digital loop carrier market include Alcatel SA, Advanced Fibre Communications, Inc., Lucent Technologies Inc., and Calix, Inc.

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

Manufacturing

We outsource significant portions of our manufacturing operation to third-party manufacturers and have a signed manufacturing out-sourcing contract with Smtek International, Inc., located in Moorpark, California. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer. Our products are primarily manufactured in the U.S. but we expect to move some of the manufacturing offshore to save costs. We design, specify and monitor all of the tests that are required to meet our internal and customer quality standards. In 2001, Occam received certification to ISO 9001:2000 by TÜV Rheinland of North America. We have several single or limited source suppliers. Although the products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Geographic Information

Substantially all of our revenue is generated within the United States, and all of our long-lived assets are located within the United States.

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

In addition, FCC regulatory policies that affect the availability of broadband access for data and Internet services may impede the penetration by the customers of Occam into their respective markets, affecting the prices that these customers are able to charge, or otherwise affecting the ability of these customers to market their products and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements, and line sharing impact our potential RBOC and CLEC customer bases.

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

Employees

As of February 29, 2004, we employed 70 full-time employees, including 21 in sales and marketing, eight in manufacturing, 32 in engineering, and nine in finance and administration. All of our employees are located in the United States. None of our employees are represented by collective bargaining agreements. We consider our relations with employees to be good.

ITEM 2. PROPERTIES

Properties

We are a party to lease agreements the following properties:

•	approximately 31,000 square feet of space in Santa Barbara, California, for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in October 2006;

•	approximately 15,000 square feet of space in Simi Valley, California, used primarily for manufacturing, research and product development, and general and administrative purposes, which expires in February 2004, and a portion of which we intend to renew;

•	approximately 1,700 square feet of space in Mesa, Arizona, used primarily for research and product development purposes, which expires in October 2004;

•	approximately 2,400 square feet of space in Agoura Hills, California, subleased to a third party, and expires in February 2004; and,

•	approximately 1,400 square feet of space in Petaluma, California, which is currently unoccupied and being held available for sublease, and which expires in September 2004.

We believe that our existing facilities are adequate for the near term.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The Honorable Judge Ronald S. W. Lew consolidated the cases as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks and Plaintiffs filed various motions over time that resulted in Accelerated Networks filing an answer. The parties subsequently agreed to mediation which hearing was held October 6, 2003. The mediation hearing resulted in a settlement that requires the members of the class of plaintiffs and the court to approve the settlement, which the Company expects to be received by June 2004. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will execute the settlement documents on or before June 30, 2004. This settlement will require the members of the class of plaintiffs and the court approval. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on The Nasdaq National Market under the symbol “ACCL” from June 2000 through May 2002 when we merged with Occam Networks Inc. and adopted the Occam name. Our common stock traded under the symbol “OCCM” from the merger date through the time of its delisting from The Nasdaq National Market on July 24, 2002. Since July 25, 2002, our common stock has traded on the OTC Bulletin Board under the symbol “OCCM”. The following table presents, for the periods indicated, the high and low closing stock price of our common stock during the time period traded as reported by The Nasdaq National Market and the high and low last sale price of our common stock during the time period traded as reported by the OTC Bulletin Board:

	High	Low
Fiscal year ended December 31, 2003
Fourth Quarter	$0.25	$0.10
Third Quarter	$0.31	$0.10
Second Quarter	$0.31	$0.05
First Quarter	$0.08	$0.05
Fiscal year ended December 31, 2002
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.22	$0.03
Second Quarter	$0.36	$0.16
First Quarter	$0.50	$0.31
Fiscal year ended December 31, 2001
Fourth Quarter	$0.70	$0.12
Third Quarter	$0.52	$0.13
Second Quarter	$1.88	$0.45
First Quarter	$4.00	$1.25

On February 24, 2004, the last reported sales price of our common stock was $0.165 and there were 326 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

In November 2003, a special committee of our board of directors approved the sale and issuance of up to 3,000,000 shares of series A-2 preferred stock at a price per share of $10.00, and in November and December 2003, we sold 1,650,910 shares of series A-2 preferred stock for $10.00 per share for gross proceeds of $ 16,509,100 to investment funds affiliated with U.S. Venture Partners, New Enterprise Associates, Norwest Ventures, Hook Partners, and Windward Ventures. In March 2004, we sold an additional 420,000 shares of series A-2 preferred stock for gross proceeds of $4,200,000 to investment funds affiliated with Alta Partners and Windward Ventures. The sales of the series A-2 preferred stock and the common stock issuable upon conversion were made pursuant to exemptions from the registration requirements of Section 5 of the 1933 Act provided by Regulation D promulgated under Rule 506 of the 1933 Act and Section 4(2) of the 1933 Act. In connection with their purchases, each investor represented to Occam that it was an accredited investor within the meaning of Regulation D.

This series A-2 preferred stock is convertible, subject to the approval by our stockholders of an amendment to increase our authorized shares, into shares of our common stock at a conversion price of $0.11 (resulting in a conversion ratio of approximately 90.91 shares of common stock for each share of series A-2 preferred stock). Currently, we do not have a sufficient number of authorized shares of our common stock to permit conversion of the series A-2 preferred stock. At our 2004 annual stockholders’ meeting, we plan to seek stockholder approval of an amendment to our existing certificate of incorporation to increase the number of authorized shares of common stock. Upon receipt of stockholder approval, each outstanding share of series A-2 preferred stock will be convertible at a conversion price of $0.11 (subject to potential anti-dilution adjustments) as discussed above. In addition, all outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66 2/3%) of the then outstanding shares of series A-2 preferred stock (provided that all other series A-2 preferred investors have agreed that they will not consent to an automatic conversion unless Alta Partners also consents). Existing stockholders associated with U.S. Venture Partners, New Enterprise Associates, and Norwest Venture Partners, each of our officers and directors, and certain other significant stockholders have executed a voting agreement and have agreed to vote their shares of our capital stock now held or hereafter acquired in favor of an amendment to our existing certificate of incorporation to increase the number of authorized shares of common stock that we may issue. The voting agreement generally prohibits the signatories from transferring any shares of our common stock and will terminate upon the approval of the amendment to the certificate of incorporation increasing the authorized shares of common stock. The individuals and entities subject to the voting agreement collectively own of record shares of common stock representing approximately 80.7% of the outstanding common stock (after giving effect to the series A-2 preferred stock financing).

In connection with the sale of our series A-2 preferred stock, we paid Q Advisors, LLC, our financial advisor, a total of $350,000.

The terms of the sale of the series A preferred stock are described more fully on our Current Report on Form 8-K, filed with the SEC on November 21, 2003.

EQUITY COMPENSATION PLANS

The information required by this item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

DIVIDEND POLICY

We have not declared any cash dividends on our capital stock since inception and do not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information should be read in conjunction with our consolidated financial statements and the related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The information as of December 31, 2001, 2000 and 1999, and for the period from July 16, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000 has been derived from our audited financial statements, which are not included herein but which have previously been filed with the SEC. The information as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 has been derived from our audited financial statements provided elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. Historical results are not necessarily indicative of the results to be obtained in the future.

SUMMARY OF SELECTED FINANCIAL DATA

	Fiscal year ended December 31				Period from July 16, 1999 (date of inception) to December 31 1999
	2003	2002	2001	2000
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Sales	$7,982	$2,435	$80	$—	$—
Cost of sales	7,930	5,237	95	—	—

Gross profit (loss)	52	(2,802)	(15)	—	—
Operating expenses:
Research and product development	12,004	19,227	16,399	6,543	67
Sales and marketing	5,977	7,090	4,543	1,059	2
General and administrative	2,331	3,524	3,793	1,431	110

Total operating expenses	20,312	29,841	24,735	9,033	179

Loss from operations	(20,260)	(32,643)	(24,750)	(9,033)	(179)
Interest income	101	197	710	187	—
Interest expense	(284)	(301)	(131)	(15)	—

Loss before income taxes	(20,443)	(32,747)	(24,171)	(8,861)	(179)
Income tax benefit (expense)	11	—	(1)	(1)	(1)

Net loss	(20,432)	(32,747)	(24,172)	(8,862)	(180)
Beneficial conversion feature	(3,038)	(541)	—	—	—
Warrants issued with series C preferred stock	—	(255)	—	—	—
Interest attributable to common stock potentially subject to rescission	500	(500)	—	—	—

Net loss attributable to common stockholders	$(22,970)	$(34,043)	$(24,172)	$(8,862)	$(180)

Net loss per share—basic and diluted	$(0.11)	$(0.38)	$(4.94)	$(3.84)	$(0.03)

Weighted average shares—basic and diluted	210,732,429	89,657,472	4,891,346	2,310,117	6,371,881

Amortization of stock-based compensation included in:
Research and product development	$943	$1,130	$770	$294	$—
Sales and marketing	179	252	141	55	—
General and administrative	105	138	431	52	—

Total amortization of stock-based compensation	$1,227	$1,520	$1,342	$401	$—

SUMMARY OF SELECTED FINANCIAL DATA (CONT’D)

	As of December 31
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,586	$18,496	$6,639	$409	$—
Restricted cash	935	—	—	—	—
Working capital (deficit)	15,108	15,061	4,165	(3,171)	(99)
Total assets	23,404	24,471	12,591	2,579	47
Total liabilities	7,084	6,662	5,643	3,769	99
Common stock potentially subject to rescission	—	10,500	—	—	—
Convertible preferred stock	16,381	10,811	37,699	6,946	—
Total stockholders’ equity (deficit)	$(61)	$7,309	$6,948	$(1,190)	$(52)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management discussions and analysis of the financial condition and results of operation should be read in conjunction with the financial statements and may contain forward looking statements. Any achieved results could be different from anticipated results.

From its inception through December 31, 2003, Occam has progressed through the development stage and, while currently reporting increased revenues and decreased net losses, has incurred cumulative net losses of approximately $86.4 million. We expect Occam to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business.

We have increased our revenues, particularly during the latter half of the 2003 fiscal year, through new product introductions, particularly the introduction of the BLC 6000 system product line. We have funded our operations primarily through the sale of equity securities and debt borrowings.

•	During November and December 2003 we sold shares of series A-2 preferred stock to certain existing investors for net proceeds of $16.4 million. In March 2004, we raised an additional $4.2 million from sales of series A-2 preferred stock, $4.0 million of which was raised from Alta Partners, which had not previously invested in Occam. We intend to offer holders of all outstanding shares of common stock the right to purchase shares of series A-2 preferred stock on terms substantially similar to the terms under which shares were sold to existing investors.

•	During December 2002 and January 2003, we sold shares of series A preferred stock to certain existing investors for net proceeds of $11.8 million, and subsequently converted these shares to shares of common stock.

•	On November 9, 2001, Occam CA entered into a definitive merger agreement with Accelerated Networks pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Accelerated Networks with and into Occam CA, with Occam CA surviving as a wholly-owned subsidiary of Accelerated Networks. The transaction closed on May 14, 2002. The merger was accounted for using the purchase method of accounting as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization. In connection with the merger, Occam CA received $10 million in cash through the sale of its series C preferred stock (which were converted into shares of our common stock), and a total of $19.7 million of cash balances of Accelerated Networks were made available to the combined companies for financing our operating activities. In connection with the merger, Accelerated Networks adopted the Occam name.

•	During February and March 2001, Occam CA sold shares of its series B preferred stock total net proceeds of $30.7 million (which were converted into shares of common stock) plus the conversion of the outstanding convertible promissory notes, including accrued interest.

•	During January and February 2000, Occam CA sold shares of its series A preferred stock for total net proceeds of $6.9 million, which were converted into shares of common stock).

Since the merger with Accelerated Networks, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases.

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

Our sales are generated from sales arrangements, which require revenue recognition judgments particularly in the area of customer acceptance. The terms and conditions of acceptance of the product for each sales arrangement will dictate when revenue will be recognized. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. We allow credit for products returned within our policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been required. We provide customer training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the period of sale. In addition, we warrant our products for up to 5 years and record an estimate of warranty costs when revenue is recognized based on actual history and projected returns and failure rates and current repair costs. To the extent that warranty costs exceed our estimates our results of financial operations may be materially impacted.

Our inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare that with current inventory levels. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Since the integrated access device line of products acquired from Accelerated Networks had made and was expected to make only a minimal contribution to our net revenue, during the fiscal year ended December 31, 2002, we substantially discontinued the product line and wrote-off $3,135,000 of related excess and obsolete inventory. In addition during the fourth quarter of 2003, we wrote-down our BLC 1200 products by $404,000, based on our estimates of inventories in excess of future sales demand.

We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 12 to the financial statements. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our results of operations and financial position. As of December 31, 2002, we had accrued $800,000 and during February 2003 made such payment as settlement of supplier litigation discussed in Note 12 to the financial statements. We have not recorded an accrual an estimated loss for the securities litigation or IPO allocation cases because we expect any settlement amounts to be covered by our insurance policies that we believe are more than adequate to cover such settlements.

Results of Operations

Fiscal Years ended December 31, 2003, 2002 and 2001

	Fiscal year ended December 31
	2003	2002	2001
Sales	$7,982	$2,435	$80
Cost of sales	7,930	5,237	95

Gross profit (loss)	52	(2,802)	(15)

Sales

The following sets forth revenue by product for the periods indicated as a percentage of total revenue for that fiscal period.

	Fiscal year ended December 31
	2003	2002	2001
BLC 6000 system	48%	—%	—%
BLC 1200 system	24%	70%	100%
Cabinets	12%	12%	—%
Integrated access devices	8%	16%	—%
Other	8%	2%	—%

Total sales	100%	100%	100%

The growth in BLC 6000 system revenues, and Company revenues in general, followed the release of the BLC 6000 system product line during the third quarter of 2003. The BLC 6000 system will in many applications be ordered instead of the BLC 1200 system. We expect revenue for the BLC 1200 to decline as a result. The integrated access device line of products acquired from Accelerated Networks had made only a minimal contribution to our net revenue and, during the third quarter of 2002, we substantially discontinued marketing these products. Net revenue for the fiscal year ended December 31, 2001 was comprised of revenue recognized from the acceptance by customers of products previously shipped on a trial or evaluation basis.

Cost of sales

Cost of sales comprised the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of sales for 2003 also included additional costs related to testing and engineering of our new products. We expect these costs to decline in early 2004. We further expect margins to increase as sales increase during 2004 as we receive volume discounts from our suppliers and move some of our manufacturing to lower cost providers. Cost of sales for the fiscal year ended December 31, 2002 included a write-off of $3,135,000 for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks. The integrated access device line of products had made only a minimal contribution to our net revenue, and accordingly, we had substantially discontinued marketing these products and reduced the carrying value of this inventory. Costs of sales for 2003 included write-off of inventory of $404,000 relating to excess inventory of our BLC 1200 product line following the introduction of our BLC 6000 series products.

	2003	2002	2001
Research and product development	$12,004	$19,227	$16,399

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. The 38% decrease in expenses from 2002 to 2003 was due primarily to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan. The 17% increase in expenses from 2001 to 2002 was due primarily to the addition of the Company’s integrated access device products team in connection with the merger with Accelerated Networks. We expect to incur reduced research and product development expenses during the fiscal year ended December 31, 2004 as compared to 2003, due to the expense reduction actions we implemented during 2003.

	2003	2002	2001
Sales and marketing	$5,977	$7,090	$4,543

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. The 16% decrease in expenses from 2002 to 2003 was due primarily to the discontinuation of the integrated access device product line during 2002, and to other expense reduction actions we during 2002 and 2003. The 56% increase from 2001 to 2002 was primarily due to additional staffing and expenditures required to develop market awareness of our products, preparation for and attendance at trade shows and other industry events, and the formation of our sales organization, including, for the period subsequent to the merger, the costs of the Accelerated Networks sales and marketing organization. We expect our sales and marketing expenditures to increase during the fiscal year ended December 31, 2004 as compared to 2003, as we hire additional sales resources to further expand our markets.

	2003	2002	2001
General and administrative expenses	$2,331	$3,524	$3,793

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. The 34% decrease in expenses from 2002 to 2003 was due primarily to costs incurred in 2002 related to the separation of a former chief executive officer from the Company and expense reduction actions taken in 2002 and 2003, offset partially by an increase in insurance and other costs of being a publicly held company. The 7% decrease in expenses from 2001 to 2002 was due primarily to expense reduction actions taken in 2002. We expect our general and administrative expenditures to decline during the fiscal year ended December 31, 2004 as compared to 2003, due to expense reduction efforts we implemented during 2003. These reductions however are not expected to impact our growth.

	2003	2002	2001
Stock based compensation:
Research and product development	$943	$1,130	$770
Sales and marketing	179	252	141
General and administrative	105	138	431

Total stock based compensation	$1,227	$1,520	$1,342

Through December 31, 2003, we recorded total deferred stock compensation of approximately $10,528,000, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 31, 2003, we had reversed deferred stock compensation of approximately $4,586,000, resulting from stock option cancellations and repurchase of unvested common shares from employees. Amortization of deferred stock-based compensation is net of reversals related to expense previously recorded on options that were unvested and subsequently cancelled. At December 31, 2003, we had $1,627,000 of unamortized deferred stock compensation, which is expected to be amortized $933,000 in 2004, $665,000 in 2005 and $29,000 in 2006.

Interest income

	2003	2002	2001
Interest income	$101	$197	$710
Interest expense	(284)	(301)	(131)

The decreases in interest income were due to the lower average balances of cash and cash equivalents held during 2003 as compared to 2002, and 2002 as compared to 2001, as a result of consumption of cash balances for working capital purposes, the timing of the issuance of our series A-2 preferred stock in November and December 2003, the timing of the issuance of our series A preferred stock in December 2002 and January 2003, the timing of cash provided from the merger with Accelerated Networks and the issuance of our series C preferred stock in May 2002, and lower interest rates.

The decrease in interest expense from 2002 to 2003 was due to lower average amounts outstanding under capital lease lines of credit during 2003 as compared to 2002, offset partially by borrowings under an equipment loan during 2003. The increase in interest expense from 2001 to 2002 was due to interest on our capital lease lines of credit, which were established during the fourth quarter of 2000.

	2003	2002	2001
Income Tax Benefit (Expense)	$11	$—	$(1)

Our income tax benefit (expense) reflects minimum state taxes, net of refunds. Our effective tax rate for 2003, 2002 and 2001 was 0% due to our net operating losses.

Net operating loss carryforwards

At December 31, 2003, the Company had net operating loss carryforwards of approximately $192.4 million and $98.7 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards expire through 2023 and 2013, respectively. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2003 or prior years or the merger with Accelerated Networks in 2002, pursuant to Internal Revenue Code section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation, as defined. Net operating loss limitations under section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

	2003	2002	2001
Beneficial Conversion Feature	$(3,038)	$(541)	$—

We recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3,038,000 upon the issuance of our series A-2 preferred stock during 2003 and $541,000 upon the issuance of Occam CA’s series B-1 and series C preferred stock during 2002. These non-cash charges were calculated using the fair value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2, B-1 and C preferred stock were converted.

	2003	2002	2001
Warrants issued with series C preferred stock	$—	$(255)	$—

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

	2003	2002	2001
Interest attributable to common stock potentially subject to rescission	$500	$(500)	$—

We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”). If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. In the event a stockholder successfully asserted a rescission right, we would be obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company may thus have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed on May 14, 2003, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. We believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act and no such claims have been made. Interest of $300,000 and $500,000 was accrued during the fiscal years ended December 31, 2003 and 2002, respectively, relating to this matter. We have reversed $800,000 of interest that had been accrued during the one-year claim period and have reclassified common stock potentially subject to rescission into stockholders’ equity.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $14.6 million as compared to $18.5 million as of December 31, 2002. The decrease in cash and cash equivalents was primarily due to cash used in operations of $19.5 million partially offset by the proceeds from our offering of series A-2 preferred stock of $16.4 million in November and December 2003 and the proceeds from our offering of series A preferred stock of $1.0 million in January 2003.

We used $19.5 million of cash in operating activities during the fiscal year ended December 31, 2003, a decrease of $9.9 million or 34% over the $29.4 million used during the comparable prior year period. The uses of cash in operating activities in 2003 were primarily from our net loss of $20.4 million and increases in accounts receivable and inventory, offset partially by non-cash expenses for depreciation and amortization of our property and equipment and deferred stock-based compensation and by an increase in accounts payable. The increases during 2003 in accounts receivable, inventory and accounts payable are a result of the timing of our increased sales during 2003 as compared 2002. Cash used in operating activities in 2003 and 2002 also included a payment of $800,000 and $1,200,000, respectively, as a settlement with one of our former contract manufacturers in exchange for a shipment to us of certain inventory which was being held in the supplier’s warehouse.

We used $2.2 million in cash in investing activities during the fiscal year ended December 31, 2003, as compared to $15.7 million generated during the comparable prior year period. Of the cash used in investing activities during 2003, $935,000 was for cash restrictions imposed from a covenant to our loan and security agreement with a bank for a revolving line of credit and to secure a letter of credit provided by us, and $736,000 was for purchases of property and equipment. In addition, during 2003 we sold our India operations which was comprised primarily of cash balances of approximately $539,000 for $50,000 in cash and a note receivable of $608,000 due in installments through November 2004. Cash provided by investing activities during 2002 was primarily due to the $16.9 million of cash received from the merger with Accelerated Networks, net of costs of acquisition, offset partially by purchases of property and equipment.

We generated $17.8 million in cash from financing activities during the year ended December 31, 2003, as compared to $25.6 million for the comparable prior year period. The cash provided in the fiscal year ended December 31, 2003 was from the proceeds of $16.4 million from our offering of series A-2 preferred stock during November and December 2003, $1.0 million from our offering of series A preferred stock during January 2003, and the proceeds of notes payable of $921,000 during June and July 2003, offset partially by repayments of capital lease obligations and notes payable. The cash provided in the fiscal year ended December 31, 2002 was primarily from the proceeds of a $5.2 million from a loan from Accelerated Networks to Occam CA prior to the merger, $10.0 million from Occam CA’s offering of series C preferred stock during May 2002, and $11.0 million from our offering of series A preferred stock during December 2002. The cash provided during the fiscal year ended December 31, 2001, was primarily from the gross proceeds from Occam CA’s offering of series B preferred stock during the first quarter of 2001, and from the proceeds of Occam CA’s capital lease line of credit. During June 2003, we signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all available assets of the Company, and are subject to certain financial and reporting covenants including minimum cash levels. During October 2003 we violated two financial covenants (quick ratio and tangible net worth) under this agreement, and have since received a waiver from the bank for these violations. As of December 31, 2003, no amounts were outstanding under the revolving line of credit, and approximately $377,000 of principal and interest was outstanding under the equipment financing facility. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet.

We are party to a note and warrant purchase agreement with certain of our existing investors to (a) finance us through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate amount of approximately $422,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party. Pursuant to the terms of the note and warrant purchase agreement, we may, at any time prior to the fourth anniversary of the completion of the merger with Accelerated Networks, upon an affirmative vote of a majority of our board of directors, provide written notice to the investors demanding that each investor deliver to us the principal amount each investor originally committed to deliver to us as specified in the note and warrant purchase agreement. Our board of directors has voted to make such demand. Upon execution of this guarantee, the obligation of each investor to provide the committed financing amount to us will be suspended for the period starting on the date the investor signs the guarantee documents and ending on the date the lender ceases to provide the alternative debt financing. During June 2003, we received $500,000 and issued an unsecured subordinated promissory note payable to one existing investor pursuant to the terms of the original financing commitment, and reduced the remaining amount of the guarantee to $422,000. The note bears interest at the prime rate and principal and accrued interest is due June 2006. During September 2003, we reduced the amount of the financing commitment from the final investor to $254,000. This commitment was discharged in October 2003 as we issued a note payable to the investor in exchange for that investor’s guarantee of a financial commitment of the Company.

During November and December 2003, our existing investors purchased $16.4 million of our series A-2 preferred stock. In March 2004, we sold 420,000 shares of series A-2 preferred stock and a warrant to purchase up to an additional $3.8 million of series A-2 preferred stock raising gross proceeds of $4.2 million. The series A-2 preferred stock is convertible into shares of our common stock, subject to stockholder approval of an increase in the number of authorized shares of our common stock, and has been sold at a common-equivalent price of $0.11 per share. We intend to offer holders of all outstanding shares of common stock the right to purchase shares of series A-2 preferred stock on terms substantially similar to the terms under which shares are sold to existing investors. We have not yet determined applicable subscription ratios, record dates, issuance dates, and subscription periods. In connection with the rights offering, we intend to file a registration statement with the Securities and Exchange Commission covering the offer and sale of series A-2 preferred stock to common stockholders pursuant to the rights offering.

We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, and customer service organizations, and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditors’ report on our financial statements as of and for the fiscal year ended December 31, 2003 includes an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern. We believe that cash on hand, including cash from a recently completed round of financing and anticipated revenues from operations will be sufficient to fund our operations through December 31, 2004. However, there can be no assurance that if additional capital is required in the future that such additional capital will be available when required or on terms acceptable to us. If events and circumstances occur such that we do not meet our current operating plan and are unable to raise additional financing, we may be required to further reduce spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Commitments and Contingencies

As of December 31, 2003, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to settle and pay in 2004.

We lease our facilities and certain assets under noncancelable leases expiring through 2006, excluding various renewal options, and have notes payable outstanding with a bank and with an investor. The following table summarizes our minimum annual payment commitments as of December 31, 2003 (in thousands):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Capital leases	$942	$649	$293	$—	$—
Note payable to stockholder (2)	500	—	—	500	—
Note payable to bank (2)	377	156	221	—	—
Purchase Commitments (3)	4,176	4,176	—	—	—
Operating leases	1,844	745	1,099	—	—

(1)	Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases used in the normal course of business, purchase commitments and other contractual obligations.
(2)	Less amount representing interest of $198,000 for capital leases, and note payable to bank. Our contract with our bank includes certain financial covenants including minimum cash levels. To the extent of failure to comply with these covenants, the amounts payable to the bank may be accelerated.
(3)	Under the terms of our contract with our contract manufacturer, we place purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturer to meet estimated sales demands. The contract includes certain lead time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of purchase requirements. As of December 31, 2003 we had open purchase orders with our current contract manufacturer of $3,694,000 and $482,000 with a former contract manufacturer.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commercial Commitments
Letter of credit	$185	$185	$—	$—	$—

The letter of credit has been put in place as a performance bond for a Rural Utility Supplier (RUS) contract being performed by us.

Off balance sheet arrangements

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with its contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003 and 2002.

Recent Accounting Pronouncements:

Recent accounting pronouncements are included in Note 2 to the consolidated financial statements.

Risk Factors

To date, sales of our BLC 1200 and BLC 6000 system products have been limited and greater demand may not develop in the future.

Currently we have few customers for our BLC 1200 and BLC 6000 system products and a small number of prospective customers. We cannot be certain that there will be a demand for its products once our products are more widely available, or that the demand will grow. Demand for our product will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all.

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

The markets for rapid technological advances, evolving industry standards, changes in end user requirements characterize our products, frequent new product introductions and changes in voice and data service offerings by service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent product development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. We may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, we may change or delay our product road map, which may negatively impact or delay new or improved product advances. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

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

We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of approximately $86.4 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2003 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholders’ deficits, that raise substantial doubt about our ability to continue as a going concern.

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

We depend on sole source and limited source suppliers for key components of our products. Any of the sole source suppliers upon which we rely could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. As a result, these sole source suppliers may stop selling their products or components to us at commercially reasonable prices, if at all. Any such interruption or delay and the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. Primarily these parts are semiconductor components. While parts from another vendor could replace any of these components, we would need to redesign the board and it would cost both time and money.

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

We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently hold seven issued patents and have several patent applications pending. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

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

We continue to operate at a loss and could require a further infusion of cash in the future. There is no guarantee that we would be able to raise the additional funding if it is required.

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

Our common stock is currently traded on the over the counter market (“OTC”). Trading on the OTC Bulletin Board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner.

We face certain litigation risks that could harm our business.

We are currently named as a defendant in several securities class action lawsuits. The results of these lawsuits are difficult to predict. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and seriously harm our financial condition. Even if these lawsuits are not resolved against us, the uncertainty and expense could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be significant. The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm our business. (For additional information regarding our current litigation see Item 3 Legal Proceedings.)

Because our markets are highly competitive and dominated by large, well financed, participants, we may be unable to compete effectively.

Competition in the communications networking equipment market is intense and we expect competition to increase. Primarily manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Advanced Fibre Communications, Inc, dominate the market for networking equipment. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of our competitors have built long-standing relationships with some of our potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support. We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors.

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

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and schedule(s) required by Regulation S-X are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officers is set forth below. Information as to the stock ownership of each director and all of our current directors and executive officers as a group is set forth below under “Item 12. Security Ownership of Certain Beneficial Owners and Management.” Information with respect to delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Directors

Our directors serve until next annual stockholders’ meeting or until their successors are duly elected or appointed and qualified or until their earlier resignation or removal. Our board currently consists of five persons. Their names and certain information about them as of January 31, 2004 are set forth below.

Name	Age	Position(s) with Occam Networks, Inc.	Director Since
Robert L. Howard-Anderson	47	President, Chief Executive Officer, Senior Vice President of Product Operations, and Director	2002
Steven M. Krausz	48	Chairman of the Board	1997
Thomas C. McConnell	48	Director	2002
Robert B. Abbott	38	Director	2002
Tom Frederick	47	Director	2004

Robert L. Howard-Anderson has served as our president, chief executive officer and senior vice president of product operations since May 2002. Mr. Howard-Anderson was senior vice president of product operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was vice president of product operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and vice president of engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Anderson has a B.S. in electrical engineering from Tufts University.

Steven M. Krausz has served as a director of our company since May 1997 and has served as chairman since May 2002. Mr. Krausz also served as a director of Occam CA from February 2000 to May 2002 and served as its chairman from March 2002 until the closing of the merger, when he become our chairman. Mr. Krausz has been a managing member of several venture capital funds affiliated with U.S. Venture Partners, a venture capital firm, since August 1985. He also serves as a director of Verity, Inc., a provider of knowledge retrieval software products, and several private companies. Mr. Krausz holds an M.B.A. and a B.S. in electrical engineering from Stanford University.

Thomas C. McConnell has served as a director of our company since May 2002. He served as a director of Occam CA from February 2000 until the closing of the merger in May 2002. Mr. McConnell has been with New Enterprise Associates, a venture capital investment firm, since 1985 and has been a general partner since 1989. Previously, he was a product manager in the Lisa Division of Apple Computer, Inc., a computer manufacturer, and a consultant with Boston Consulting Group, Inc., a business consulting firm. Mr. McConnell serves as a director for several private companies. Mr. McConnell received an A.B. in engineering science from Dartmouth College and an M.B.A. from Stanford University.

Robert B. Abbott has served as a director of our company since May 2002. He served as a director of Occam CA from February 2001 to May 2002. Mr. Abbott has been with Norwest Venture Partners, a venture capital firm, since August 1998. He also serves as a director for several private companies. Mr. Abbott received a B.S. in electrical engineering, an M.S. in electrical engineering and an M.B.A. from Stanford University.

Tom Frederick has served as a director of our company since January 2004. Mr. Frederick was a general partner with Venrock Associates, a venture capital firm from May 2000 to December 2003. Previously, he was a Global Leadership Partner, Business Consulting for Arthur Andersen, a business consulting firm, president of Uniplex

Systems, a technology company and partner of CP Software, an investment company. He also serves as a director for a private company. Mr. Frederick received a B.S. and an M.S. from the University of Illinois and an M.B.A. from Stanford University, and is a certified public accountant. Mr. Frederick has been named as an audit committee member and a financial expert.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of January 31, 2004:

Name	Age	Position(s)
Robert L. Howard-Anderson	47	President, Chief Executive Officer, and Senior Vice President of Product Operations
Howard M. Bailey	57	Chief Financial Officer and Secretary
Mark Rumer	40	Chief Technology Officer
Pete S. Patel	51	Vice President of Operations
Russell J. Sharer	45	Vice President of Sales and Marketing

The following is a brief description of the capacities in which each of the executive officers served or has served at our company as well as their other business experience during the past five years.

Robert L. Howard-Anderson has served as our president, chief executive officer and senior vice president of product operations since May 2002. Mr. Anderson was senior vice president of product operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was vice president of product operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and vice president of engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Anderson has a B.S. in electrical engineering from Tufts University.

Howard M. Bailey has served as our chief financial officer since June 2002. From May 2001 to June 2002, Mr. Bailey was chief financial officer and vice president of operations of Nishan Systems, a developer and then manufacturer of IP/Ethernet switches for telecommunications service providers. From May 2000 to May 2001, Mr. Bailey served as senior vice president and chief financial officer at C-Cube Microsystems Inc, a manufacturer of semiconductors. That company was sold to LSI Logic. From May 1998 to May 2000, Mr. Bailey served as chief financial officer of Quantum Effect Devices, Inc. (now PMC Sierra), a manufacturer of microprocessors. That company went public in February 2000. Mr. Bailey has a B.S. in economics from the University of Maryland and an M.B.A. in finance from the University of Utah.

Mark Rumer has served as our chief technology officer since May 2002, and was also chief technology officer of Occam CA since co-founding it in September 1999. From October 1994 to September 1999, Mr. Rumer was a senior engineer at Cisco Systems, Inc., a networking equipment manufacturer.

Pete S. Patel has served as our vice president of operations since April 1999. Mr. Patel was our senior vice president of engineering and operations from April 2001 to May 2002. From May 1996 through April 1999, Mr. Patel held various senior management positions at Advanced Fibre Communications, a telecommunications company, including vice president of operations, director of operations, director of design verification and test engineering, and senior test engineering manager. Mr. Patel holds a F.Y.B.Sc. in science from Gujarat University, India and a B.V.Sc. and A.H. from Gujarat Agricultural University, India.

Russell J. Sharer has served as our vice president of sales and marketing since October 2003, and as our vice president of marketing and business development since May 2002, and was the vice president of marketing at Occam CA from July 2000 to May 2002. From December 2001 through May 2002, Mr. Sharer also served as Occam CA’s vice president of sales. From October 1998 until July 2000, Mr. Sharer served in various capacities at Ericsson Datacom, Inc., a networking equipment manufacturer, including vice president of marketing, vice president of product marketing, and director of product marketing. Mr. Sharer received a B.S. in industrial engineering from California Polytechnic State University.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned for services rendered during the 2003, 2002 and 2001 fiscal years by our chief executive officer, and for each of our five other most highly compensated executive officers whose salary and bonus for the 2003 fiscal year was in excess of $100,000. Compensation earned for services rendered to Occam CA are included in this table for periods prior to the May 2002 merger. In addition, Mr. Schultz is included in the table because he served as an executive officer during the 2003 fiscal year and would have been included had he not terminated his employment during that year. No other executive officer that would otherwise have been included in this table on the basis of salary and bonus earned for the 2002 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year.

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
		Annual Compensation				Securities Underlying Options/SARs	All Other Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		(#)	($)
Robert L. Howard-Anderson President, Chief Executive Officer, and Senior Vice President of Product Operations	2003 2002 2001	$ $	161,417 164,154 —	$	— 25,000 —	3,225,000 3,259,199 —	— — —

Howard M. Bailey Chief Financial Officer	2003 2002 2001	$ $	157,471 98,770 —	$	— 25,000 —	1,000,000 2,400,000 —	— — —

Pete S. Patel Vice President of Operations	2003 2002 2001	$ $ $	159,805 184,795 202,208	$	— — 416,667	865,752 65,822 970,000	— — —

Mark Rumer Chief Technology Officer	2003 2002 2001	$ $ $	149,600 165,685 179,789	$ $ $	18,695 10,713 19,000	1,000,000 50,800 712,950	— — —

Russell J. Sharer Vice President of Sales & Marketing	2003 2002 2001	$ $ $	141,742 165,685 182,000	$	— — 12,000	1,123,000 101,910 466,096	— — —

Arthur L. Schultz Vice President of Sales(1)	2003 2002 2001	$ $	132,346 124,212 —	$ $	67,571 40,000 —	— 1,000,000 —	— — —

(1)	Mr. Schultz served as our vice president of sales from June 2002 through October 2003.

Stock Options and Stock Appreciation Rights

The following table contains information concerning the stock options granted during the 2003 fiscal year to each of our executive officers named above in the summary compensation table. Grants were made under our 2000 Stock Incentive Plan and 1999 Stock Plan. No stock appreciation rights were granted to the named executive officers during the 2003 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
					5%	10%
Robert L. Howard-Anderson (2)	3,000,000	11.2%	$0.105	7/10/2013	$198,102	$502,029
Robert L. Howard-Anderson (3)	150,000	0.6%	$0.105	7/10/2013	$9,905	$25,101
Robert L. Howard-Anderson (3)	75,000	0.3%	$0.125	11/18/2013	$5,896	$14,941
Howard M. Bailey (2)	1,000,000	3.7%	$0.105	7/10/2013	$66,034	$167,343
Pete S. Patel (2)	750,000	2.8%	$0.105	7/10/2013	$49,525	$125,507
Pete S. Patel (3)	57,876	0.2%	$0.105	7/10/2013	$3,822	$9,685
Pete S. Patel (3)	57,876	0.2%	$0.125	11/18/2013	$4,550	$11,530
Mark Rumer (2)	1,000,000	3.7%	$0.105	7/10/2013	$66,034	$167,343
Russell J. Sharer (2)	1,000,000	3.7%	$0.105	7/10/2013	$66,034	$167,343
Russell J. Sharer (3)	61,500	0.2%	$0.105	7/10/2013	$4,061	$10,292
Russell J. Sharer (3)	61,500	0.2%	$0.125	11/18/2013	$4,835	$12,252
Arthur L. Schultz (2)	—	—	—	—	$—	$—

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of its future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.
(2)	These options have a term of ten years and vest over four years, with 25% of the option shares vesting one year after the option grant date and the remaining option shares vesting in equal monthly installments over the succeeding thirty-six months.
(3)	These options have a term of ten years and vest over the succeeding three months in equal installments.

The exercise price for each option is equal to the fair value of the common stock on the date of grant; the closing stock price of our common stock.

Aggregated Option Exercises and Fiscal Year-End Value

The following table provides information, with respect to each of our executive officers named above in the summary compensation table, concerning the exercise of options during the 2003 fiscal year and unexercised options held by them at the end of that fiscal year. None of the named executive officers exercised any stock appreciation rights during the 2003 fiscal year and no stock appreciation rights were held by the named executive officers at the end of such year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized (#)	Number of Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the Money Options at Fiscal Year End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Howard-Anderson	—	—	1,693,801	4,790,398	$30,626	$50,308
Howard M. Bailey	—	—	900,000	2,500,000	$15,750	$31,250
Pete S. Patel	—	—	1,056,850	1,032,224	$1,441	$5,560
Mark Rumer	—	—	391,084	1,372,666	$8,316	$13,229
Russell J. Sharer	—	—	738,820	1,298,476	$22,590	$15,875
Arthur L. Schultz	—	—	416,667	583,333	$—	$—

(1)	Based upon the market price of $0.11 per share, determined on the basis of the closing selling price per share of common stock on the OTC Bulletin Board on December 26, 2003, less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change In Control Arrangements

Robert L. Howard-Anderson, our current president and chief executive officer, is a party to an employment agreement with us, which became effective as of February 14, 2002 when he joined Occam CA as senior vice president of product operations. In connection with his employment agreement, Mr. Howard-Anderson was granted an option to purchase 3,259,199 shares of our common stock at an exercise price of $0.09 per share. One-fourth of the shares subject to the option vested one year after the commencement of his employment and the remainder are vesting in equal installments each month thereafter so that the option will be fully vested and exercisable four years from the vesting commencement date. If Mr. Howard-Anderson is involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we do not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on the unvested portion of the option to purchase 3,259,199 shares of our common stock will accelerate and vest to the extent of an additional 25% of the number of shares originally granted.

Howard M. Bailey, our current chief financial officer, is a party to an employment agreement with us, which became effective during June 2002. We agreed to compensate Mr. Bailey for the reasonable travel expenses between his home in the San Francisco Bay Area and our principal executive offices in Santa Barbara. We agreed to grant Mr. Bailey an option to purchase 2,400,000 shares of our common stock, 1,000,000 shares of which were granted as of June 17, 2002 at an exercise price of $0.20 per share, and 1,400,000 of which were granted on December 17, 2002 at an exercise price of $0.08 per share. One-fourth of the shares subject to the option vest one year after the commencement of his employment and the remainder will vest in equal installments each month thereafter so that the option will be fully vested and exercisable four years from the vesting commencement date. If Mr. Bailey is involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we do not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on the unvested portion of the options to purchase 2,400,000 shares of our common stock will accelerate and vest to the extent of an additional 25% of the number of shares originally granted.

The compensation committee of the board of directors, as the plan administrator of the 2000 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by the chief executive officer, or any other executive officer, or any unvested share issuances actually held by such individual, in connection with certain changes in control of our company or the subsequent termination of the officer’s employment following the change in control event.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The information contained in this report will not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the 1934 Securities Exchange Act, as amended, except to the extent that the company specifically incorporates it by reference in such filing.

The compensation committee is currently comprised of two outside directors, Steven M. Krausz and Thomas C. McConnell.

It is the duty of the compensation committee to review and determine the salaries and bonuses of our executive officers, including our chief executive officer, and to establish the general compensation policies for such individuals. The compensation committee also has the sole and exclusive authority to make discretionary option grants to our executive officers under our 2000 Stock Incentive Plan.

The compensation committee believes that the compensation programs for our executive officers should reflect our performance and the value created for our stockholders. In addition, the compensation programs should support our short-term and long-term strategic goals and values and should reward individual contribution to our success. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives through the competitive compensation packages we offer to such individuals.

General Compensation Policy. The compensation committee’s policy is to provide our executive officers with compensation opportunities which are based upon their personal performance, our financial performance and their contribution to that performance, and which are competitive enough to attract and retain highly skilled individuals. Each executive officer’s compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance, (ii) annual variable performance awards payable in cash and tied to our achievement of annual financial performance goals and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between our executive officers and stockholders. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon our financial performance and stock price appreciation rather than base salary.

Factors. The principal factors that the compensation committee takes into account in establishing each executive officer’s compensation package are described below. However, the compensation committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

Base Salary. In setting base salaries, the compensation committee reviews published compensation survey data for its industry. The base salary for each officer reflects the salary levels for comparable positions in the published surveys and the comparative group of companies, as well as the individual’s personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual in the sole discretion of the compensation committee. Each executive officer’s base salary is adjusted each year on the basis of (i) the compensation committee’s evaluation of the officer’s personal performance for the year and (ii) the competitive marketplace for persons in comparable positions. Our performance and profitability may also be a factor in determining the base salaries of executive officers.

Annual Incentives. The annual incentive bonus for the chief executive officer is based on a percentage of his base pay but is adjusted to reflect the actual financial performance of the company in comparison to our business plan. Our other executive officers are also awarded annual incentive bonuses equal to a percentage of base salary on the basis of our performance to plan, with additional consideration given to attainment of individual goals.

Long Term Incentives. Stock options granted to our executive officers are designed to align the interests of the executive officers with those of the stockholders and provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten years). Each option typically becomes exercisable in a series of installments over a four-year period, contingent upon the officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term. The compensation committee may approve grants with different vesting schedules in order to reward or provide an incentive to an executive officer.

The size of the option grant to each executive officer, including the chief executive officer, is set by the compensation committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The compensation committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. The compensation committee has established certain guidelines with respect to the option grants made to the executive officers, but has the flexibility to make adjustments to those guidelines at its discretion.

CEO Compensation. The compensation paid to Robert L. Howard-Anderson, our chief executive officer, is based on upon the terms of his employment agreement. In setting the total compensation payable to our chief executive officer for fiscal 2003, the compensation committee seeks to make that compensation competitive with the compensation paid to the chief executive officers of companies similarly situated in our industry, while at the same time assuring that a significant percentage of compensation was tied to our performance and stock price appreciation.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1,000,000 per covered officer in any fiscal year. The limitation applies only to compensation not considered to be performance-based. Non-performance based compensation paid to our executive officers for the 2003 fiscal year did not exceed the $1,000,000 limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to our executive officers for fiscal 2002 will exceed that limit. The 2000 Stock Incentive Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1,000,000 limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1,000,000 limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. The compensation committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1,000,000 level.

It is the opinion of the compensation committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Submitted by the compensation committee of the board of directors.

Thomas C. McConnell	Steven M. Krausz

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock immediately prior to the initial closing of the Series A-2 preferred stock financing on November 19, 2003, as compared to beneficial ownership immediately following the final closing on March 8, 2004, assuming that the 2,070,910 currently outstanding shares of series A-2 preferred stock are converted into common stock. Based on the current $0.11 conversion price, 2,070,910 shares of series A-2 preferred stock will be convertible into approximately 188,264,546 shares of common stock upon stockholder approval of the increase in our authorized shares of common stock as described above and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2003. The table also reflects ownership of the series A-2 preferred stock as a separate class. The table reflects beneficial ownership for the following persons and classes of persons:

•	each person who is the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each director of Occam;

•	each executive officer named in the summary compensation table included in Item 11 of this Annual Report on Form 10-K; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. In computing the number of shares of common stock beneficially owned, shares subject to options or warrants held by a stockholder that are exercisable within sixty days of March 8, 2004 are deemed outstanding for the purpose of determining the percentage ownership of that stockholder. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other stockholder. The outstanding warrant to acquire series A-2 preferred stock held by Alta is not reflected in the table because it is not anticipated that it will become exercisable within sixty days of March 8, 2004. In addition, the potential issuance of common stock warrants in connection with convertible note commitments is not reflected because the number of shares cannot be determined unless and until actual commitments, if any, have been made. As of November 19, 2003, we had 266,772,592 shares of common stock and no shares of series A-2 preferred stock outstanding. As of March 8, 2004, we had 266,772,592 shares of common stock outstanding and 2,070,910 shares of series A-2 preferred stock outstanding.

sName of Beneficial Owner	Number of Shares Beneficially Owned Prior to the Series A-2 Financing (1)		Percentage of Shares Beneficially Owned Prior to the Series A-2 Financing	Number of Shares of Series A-2 Preferred Purchased		Percentage of Series A-2 Preferred Shares Beneficially Owned As a Separate Class	Number of Shares Beneficially Owned After Conversion of All Series A-2 Shares (2)	Percentage of Shares Beneficially Owned after Conversion of All Series A-2 Shares
Named Executive Officers & Directors
Directors
Robert Howard-Anderson	1,786,700		*	—		—	1,990,401	*
Pete S. Patel	1,100,355		*	—		—	1,126,371	*
Mark Rumer	6,730,457		2.5%	—		—	6,779,251	1.6%
Russell J. Sharer	975,136		*	—		—	1,013,184	*
Arthur L. Schultz	395,833		*	—		—	395,833	*
Kumar Shah	1,902,471		*	—		—	1,902,471	*
Gary J. Sbona	3,880,600		1.4%	—		—	3,880,600	*
Steven M. Krausz	84,833,228	(3)	31.8%	1,090,910	(6)	52.7%	184,006,859	—
Thomas C. McConnell	49,656,602	(4)	18.6%	200,000	(7)	9.6%	67,838,420	—
Robert B. Abbott	38,754,035	(5)	14.5%	300,000	(8)	14.5%	66,026,762	—
Tom Frederick	—		—	—		—	—	—
All current directors and executive officers as a group (9 persons) (6)	185,744,236		68.1%	1,590,910		76.8%	330,372,412	—
5% Stockholders
Alta Partners One Embarcadero Center Suite 4050 San Francisco, CA 94111	—		—	400,000	(9)	19.3%	36,363,637	—
U.S. Venture Partners 2735 Sand Hill Road Menlo Park, CA 94025	84,763,228	(10) (11)	31.8%	1,090,910	(14)	52.7%	183,936,859	—
New Enterprise Associates 2490 Sand Hill Road Menlo Park, CA 94025	49,606,602	(12)	18.6%	200,000	(15)	9.6%	67,788,420	—
Norwest Venture Partners 525 University Avenue Palo Alto, CA 94301	38,704,035	(13)	14.5%	300,000	(16)	14.5%	65,976,762	—

*	Represents less than 1% of the total shares.
(1)	Includes options to acquire shares of common stock held by the following individuals, and all executive officers and directors as a group, that were exercisable within 60 days after November 19, 2003, as follows: Mr. Howard-Anderson, 1,786,700 shares; Mr. Patel, 1,081,720 shares; Mr. Rumer, 407,348 shares; Mr. Sharer, 771,436 shares; Mr. Sbona, 3,880,600 shares; Mr. Krausz, 70,000 shares; Mr. McConnell, 50,000 shares; and Mr. Abbott, 50,000 shares.
(2)	Includes options to acquire shares of common stock held by the following individuals, and all executive officers as a group, that were exercisable within 60 days after March 8, 2004, as follows: Mr. Howard-Anderson, 1,990,401 shares; Mr. Patel, 1,126,371 shares; Mr. Rumer, 456,142 shares; Mr. Sharer, 809,484 shares; Mr. Sbona, 3,880,660 shares; Mr. Krausz, 70,000 shares; Mr. McConnell, 50,000 shares; and Mr. Abbott, 50,000 shares. Also assumes conversion of all outstanding shares of Series A-2 Preferred Stock into Common Stock at a conversion ratio of 90.9091 shares of Common Stock for each issued and outstanding share of Series A-2 Preferred Stock.

(3)	Includes (a) 10,326,428 shares held by U.S. Venture Partners V, L.P. (“USVP V”), (b) 573,665 shares held by USVP V International, L.P. (“V Int’l”), (c) 321,292 shares held by 2180 Associates Fund V, L.P. (“2180 V”), (d) 252,449 shares held by USVP V Entrepreneur Partners, L.P. (“EP V”), (e) 70,271,575 shares owned by U.S. Venture Partners VII, L.P. (“USVP VII”), (f) 1,464,015 shares owned by 2180 Associates Fund VII, L.P. (“2180 VII”), (g) 731,968 shares owned by USVP Entrepreneur Partners VII-A L.P. (“EP VII-A”), (h) 731,968 shares owned by USVP Entrepreneur Partners VII-B L.P. (EP VII-B”), and (i) shares issuable upon the exercise of immediately exercisable warrants held by USVP VII, L.P. Each of the foregoing reference to numbers of shares refers to the Company’s Common Stock. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ( “PMG V”) and Presidio Management Group VII, L.L.C. (PMG VII”). PMG V is the general partner of each of USVP V, V Int’l, 2180 V and EP V. PMG VII is the general partner of USVP VII. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V Int’l, 2180 V, EP V and USVP VII, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein.
(4)	Includes (a) 3,233,522 shares held by NEA VII, (b) 672,110 shares held by NEA Partners VII, (c) 1,486 shares held by Presidents Partners, (d) 45,611,415 shares held by New Enterprise Associates 9, L.P. (“NEA 9”) and (e) 10,185 shares held by NEA Ventures, and also includes shares issuable upon the exercise of immediately exercisable warrants of 77,885 shares owned by NEA 9.
(5)	Includes (a) 36,872,799 shares held by Norwest Venture Partners VIII L.P. and (b) 1,831,257 shares held by NVP Entrepreneurs Fund VIII L.P.
(6)	Includes (a) 960,000 shares held by USVP VII, (b) 20,000 shares held by 2180 VII, (c) 10,000 shares held by EP VII-A, (d) 10,000 shares held by EP VII-B, (e) 81,819 shares held by USVP V; (f) 4,546 shares held by V Int’l, (g) 2,545 shares held by 2180 V and (h) 2,000 shares held by EP V. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ( “PMG V”) and Presidio Management Group VII, L.L.C. (PMG VII”). PMG V is the general partner of each of USVP V, V Int’l, 2180 V and EP V. PMG VII is the general partner of USVP VII. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V Int’l, 2180 V, EP V and USVP VII, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein.
(7)	Includes 200,000 shares held by NEA 9.
(8)	Includes 285,801 shares held by Norwest Venture Partners VIII, L.P. and 14,199 shares held by NVP Entrepreneurs Fund VIII, L.P.
(9)	Includes (a) 386,934 shares of Series A-2 Preferred held by Alta California Partners III, L.P. and (b) 13,066 shares of Series A-2 Preferred held by Alta Embarcadero Partners III, LLC.
(10)	Includes (a) 5,926,320 shares issuable upon exercise of options and (b) 167,753 shares issuable upon exercise of warrants, all of which are immediately exercisable or exercisable within sixty days of November 19, 2003.
(11)	Includes (a) 10,326,428 shares owned by USVP V, (c) 573,665 shares owned by V Int’l, (c) 321,292 shares owned by 2180 V, (d) 252,449 shares owned by EP V, (e) 70,271,575 shares owned by USVP VII, (f) 1,465,015 shares owned by 2180 VII, (g) 731,968 shares owned by EP VII-A and (h) 731,968 shares owned by VII-B, and also includes shares issuable upon the exercise of immediately exercisable warrants of 89,868 shares owned by USVP VII.
(12)	Includes (a) 3,233,522 shares held by NEA VII, (b) 672,110 shares held by NEA Partners VII, (c) 1,486 shares held by Presidents Partners, (d) 45,611,415 shares held by NEA 9 and (e) 10,185 shares held by NEA Ventures, and also includes shares issuable upon the exercise of immediately exercisable warrants of 77,885 shares owned by NEA 9.
(13)	Includes (a) 36,872,779 shares held by Norwest Venture Partners VIII L.P. and (b) 1,831,257 shares held by NVP Entrepreneurs Fund VIII L.P.
(14)	Includes (a) 960,000 shares held by USVP VII, (b) 20,000 shares held by 2180 VII, (c) 10,000 shares held by EP VII-A, (d) 10,000 shares held by EP VII-B, (e) 81,819 shares held by USVP V; (f) 4,546 shares held by V Int’l, (g) 2,545 shares held by 2180 V and (h) 2,000 shares held by EP V. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ( “PMG V”) and Presidio Management Group VII, L.L.C. (PMG VII”). PMG V is the general partner of each of USVP V, V Int’l, 2180 V and EP V. PMG VII is the general partner of USVP VII. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V Int’l, 2180 V, EP V and USVP VII, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein.
(15)	Includes 200,000 shares held by NEA 9.
(16)	Includes 285,801 shares held by Norwest Venture Partners VIII, L.P. and 14,199 shares held by NVP Entrepreneurs Fund VIII, L.P.

Equity Compensation Plan Information

The following table provides information as of January 31, 2004, about shares of our common stock that may be issued upon the exercise of options and similar rights under all of our existing equity compensation plans, including our 2000 Stock Incentive Plan, 1999 Stock Plan, and 2000 Employee Stock Purchase Plan. Our stockholders have approved all of our equity incentive plans. Our stockholders have not approved a grant to Mr. Sbona of the option to purchase 3,880,600 shares of our common stock at an exercise price of $1.938 per share (see “Certain Transactions” below). Occam CA’s stockholders approved its 1999 Stock Plan. Options to purchase shares of Occam CA common stock granted pursuant to Occam CA’s 1999 Stock Plan were assumed by us in connection with the merger of Occam CA and Accelerated Networks and are governed by the terms of that plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	43,370,466	(2)	$0.163	(3)	30,012,517	(4)
Equity compensation not approved by security holders	3,880,600		$1.938		—
Total	45,115,776		$0.300		30,012,517

(1)	There are no securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.
(2)	Reflects the number of shares of common stock to be issued upon exercise of outstanding options under the 2000 Stock Incentive Plan and the 1999 Stock Plan.
(3)	Reflects weighted average exercise price of outstanding options under the 2000 Stock Incentive Plan and 1999 Stock Plan.
(4)	Includes securities available for future issuance under the 2000 Stock Incentive Plan, 1999 Stock Plan, and 2000 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. We have been named as defendants in a number of securities class action lawsuits relating to our restatement of financial results for the 2000 fiscal year, and interim periods therein. We have also been named as defendants in several class action lawsuits generally referred to as “IPO Allocation” and “Florida IPO Allocation” claims relating to our initial public offering in June 2000. Certain of our former officers and directors have been named as co-defendants in these class action lawsuits and we may be required to indemnify these persons in connection with the lawsuits.

In connection with his service as our chairman and chief executive officer, we entered into an employment agreement with Mr. Sbona in February 2001. The employment agreement was terminated on the date of the merger between Occam CA and Accelerated Networks. Under the terms of the agreement, we were required to pay Mr. Sbona $1,000 per week, in addition to any compensation he might have received from Regent Pacific. In addition, our board of directors granted Mr. Sbona an option to purchase 3,880,600 shares of our common stock at an exercise price of $1.938 per share. The option has a term of five years and the shares subject to the option have become fully vested and exercisable.

Occam CA entered into a note and warrant purchase agreement on November 9, 2001. Concurrent with the execution of the series A purchase agreement we, Occam CA, and investors necessary to effectuate the amendment entered into a first amendment to note and warrant purchase agreement which (i) assigned the rights and obligations of Occam CA under the original agreement to us, and (ii) provided for the discharge of obligations of those party to the original agreement in the event they purchased their share of our series A preferred stock and forewent the warrants they received in connection with the execution of the original agreement. Certain of the investors who have purchased series A preferred stock as described in Proposal One, and who executed the first amendment to note and warrant purchase agreement, are affiliated with members of our board of directors. Thomas C. McConnell, a general partner of New Enterprise Associates, an investor, serves on our board of directors. Robert B. Abbott, a principal of Norwest Venture Partners, an investor, serves on our board of directors. Steven M. Krausz, a managing member of the general partner of U.S. Venture Partners, an investor, also serves on our board of directors. Each of these entities is also a holder of over 5% of our securities, as shown under the caption “Ownership of Securities.”

All future transactions between our officers, directors, principal stockholders, affiliates and us will be approved by a majority of the independent and disinterested members of our board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 9, 2002, the audit committee of our board of directors adopted resolutions reappointing PricewaterhouseCoopers LLP as our independent public accountants, and on May 31, 2003, our stockholders ratified such appointment.

Fees of PricewaterhouseCoopers LLP during the 2003 and 2002 fiscal year are summarized below:

Nature of Service	Amount Billed 2003	Amount Billed 2002
Audit fees, including annual audit of financial statements and reviews of quarterly reports on Form 10-Q	$154,530	$279,000
Fees for tax related services	$29,970	$58,000
Fees for other service		$1,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

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

3.1.1

Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2

Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.1(1)

See Exhibit 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant’s common stock. See Exhibit 10.8 for the rights of certain holders of registration rights.

4.2(1)	Specimen common stock certificate of Registrant.

4.2.1	Specimen series A convertible preferred stock certificate of Registrant (incorporated by reference to Exhibit 4.2.1 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

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

4.4.1

Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.5

Second Amended and Restated Investors’ Rights Agreement dated as of March 8, 2004 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

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

4.8

Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9

Certificate of Designation of the series A-2 preferred stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.10

First and Amended and Restated Investors’ Rights Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.11

Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13

Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14

Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15

Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

9.1

Voting Agreement, dated as of December 19, 2002 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

9.2

Voting Agreement, dated as of November 19, 2003 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

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

10.26

Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

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

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

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

10.53

Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55

Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56

Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

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

(b) Reports on Form 8-K

On November 6, 2003, we filed a Current Report on Form 8-K furnishing, under “Item 7. Exhibits”, a press release we issued on November 4, 2003 announcing our financial results for the three-month period ended September 30, 2003.

On November 6, 2003, we filed a Current Report on Form 8-K furnishing, under “Item 5. Other Items and Regulation FD Disclosure”, a press release we issued on November 4, 2003 announcing that we had finalized a memorandum of terms with of our certain existing investors concerning the sale and issuance of up to a then anticipated maximum of $20 million of our series A preferred stock, of which the existing investors had agreed in principle to purchase more than $13 million, to be sold at a common-equivalent price of $0.11 per share and be convertible into shares of our Common Stock.

On November 21, 2003, we filed a Current Report on Form 8-K announcing, under “Item 5. Other Events”, that a special committee of our board of directors approved the sale and issuance of up to 3,000,000 shares of our series A-2 preferred stock at a price per share of $10.00, and that we had entered into a purchase agreement with certain existing investors under which they had purchased an aggregate of approximately $16.1 million of series A-2 preferred stock. The Series A-2 Preferred Stock Purchase Agreement, Certificate of Designation, First Amended and Restated Investors’ Rights Agreement, Voting Agreement, and press release dated November 20, 2003 were attached as exhibits to this Form 8-K.

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

OCCAM NETWORKS, INC.

Date: March 30, 2004	By:	/s/ Robert L. Howard-Anderson
Robert L. Howard-Anderson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Howard-Anderson Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ Howard M. Bailey Howard M. Bailey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Steven M. Krausz Steven M. Krausz	Director	March 30, 2004

/s/ Thomas C. McConnell Thomas C. McConnell	Director	March 30, 2004

/s/ Robert B. Abbott Robert B. Abbott	Director	March 30, 2004

/s/ Tom Frederick Tom Frederick	Director	March 30, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title

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

3.1.1

Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2

Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.1(1)

See Exhibit 3.1 and 3.2 for provisions of the Registrant’s Certificate of Incorporation and Bylaws defining the rights of holders of the Registrant’s common stock. See Exhibit 10.8 for the rights of certain holders of registration rights.

4.2(1)	Specimen common stock certificate of Registrant.

4.2.1	Specimen series A convertible preferred stock certificate of Registrant (incorporated by reference to Exhibit 4.2.1 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

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

4.4.1

Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

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

4.8

Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9

Certificate of Designation of the series A-2 preferred stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.10

First and Amended and Restated Investors’ Rights Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.11

Second Amended and Restated Investors’ Rights Agreement dated as of March 8, 2004 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12

Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14

Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15

Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16

Management rights agreement dated as of March 12, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

9.1

Voting Agreement, dated as of December 19, 2002 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

9.2

Voting Agreement, dated as of November 19, 2003 by and among Occam Networks, Inc. and certain existing investors (incorporated by reference to Exhibit 9.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

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

10.26

Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

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

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

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

10.53

Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55

Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56

Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

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

Report of PricewaterhouseCoopers LLP, Independent Auditors

To the Board of Directors and Stockholders of Occam Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Occam Networks, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

March 19, 2004

Los Angeles, California

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders of Occam Networks, Inc.

We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of Occam Networks, Inc. for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations changes in stockholders equity (deficit) and cash flows of Occam Networks, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2001.

As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

February 6, 2002

Woodland Hills, California

OCCAM NETWORKS, INC.

BALANCE SHEETS

(In thousands)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,586	$18,496
Restricted cash	935	—
Accounts receivable	2,342	1,013
Inventory	2,254	796
Prepaid expenses and other current assets	1,077	565

Total current assets	21,194	20,870
Property and equipment, net	1,937	3,291
Other assets	273	310

Total assets	$23,404	$24,471

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,001	$1,650
Accrued payroll and related liabilities	658	1,253
Accrued expenses	1,719	2,190
Capital lease obligations and notes payable, current portion	708	716

Total current liabilities	6,086	5,809
Capital lease obligations and notes payable, net of current portion	998	853

Total liabilities	7,084	6,662
Common stock potentially subject to rescission (Note 8)	—	10,500
Series A-2 convertible preferred stock, no par value, authorized – 3,000 shares authorized; 1,651 issued and outstanding at December 31, 2003; liquidation preference of $49,527 at December 31, 2003	16,381	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, no par value, authorized – 2,000 shares authorized; 1,472 issued and outstanding at December 31, 2002	—	10,811
Common stock, $0.001 par value, 400,000 shares authorized; 266,988 and 140,859 shares issued and outstanding at December 31, 2003 and 2002, respectively	267	141
Additional paid-in capital.	87,238	65,254
Warrants.	454	480
Deferred stock-based compensation	(1,627)	(3,432)
Cumulative translation adjustment	—	16
Accumulated deficit	(86,393)	(65,961)

	(61)	7,309

Total liabilities, preferred stock and stockholders’ equity	$23,404	$24,471

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31
	2003	2002	2001
Sales	$7,982	$2,435	$80
Cost of sales	7,930	5,237	95

Gross profit (loss)	52	(2,802)	(15)
Operating expenses:
Research and product development	12,004	19,227	16,399
Sales and marketing	5,977	7,090	4,543
General and administrative	2,331	3,524	3,793

Total operating expenses	20,312	29,841	24,735

Loss from operations	(20,260)	(32,643)	(24,750)
Interest income	101	197	710
Interest expense	(284)	(301)	(131)

Loss before income taxes	(20,443)	(32,747)	(24,171)
Income tax benefit (expense)	11	—	(1)

Net loss	(20,432)	(32,747)	(24,172)
Beneficial conversion feature	(3,038)	(541)	—
Warrants issued with series C preferred stock	—	(255)	—
Interest attributable to common stock potentially subject to rescission	500	(500)	—

Net loss attributable to common stockholders	$(22,970)	$(34,043)	$(24,172)

Net loss per share:
Basic and diluted	$(0.11)	$(0.38)	$(4.94)

Weighted average shares:
Basic and diluted	210,732,429	89,657,472	4,891,346

Amortization of stock-based compensation included in:
Research and product development	$943	$1,130	$770
Sales and marketing	179	252	141
General and administrative	105	138	431

Total amortization of stock-based compensation	$1,227	$1,520	$1,342

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Years ended December 31, 2003, 2002 and 2001

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants	Deferred Stock-based Compensation	Note Receivable from Stockholder	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2001	6,975	$6,946	—	$—	11,740	$3,115	$187	$(2,396)	$—	$(9,042)	$(1,190)
Issuance of series B preferred stock, net of issuance costs	—	—	18,141	30,753	—	—	—	—	—	—	30,753
Exercise of stock options	—	—	—	—	2,492	177	—	—	—	—	177
Repurchase of early exercise options	—	—	—	—	(158)	(8)		—	—	—	(8)
Issuance of common stock at deemed fair value to employees for cash and severance expense	—	—	—	—	76	48	—	—	—	—	48
Issuance of stockholder note for common stock	—	—	—	—	—	—	—	—	(50)	—	(50)
Issuance of restricted common stock at deemed fair value to consultants in exchange for ongoing professional services	—	—	—	—	103	48	—	—	—	—	48
Issuance of common stock options at deemed fair value to consultants in exchange for ongoing professional services	—	—	—	—	—	126	—	(126)	—	—	—
Decrease in deemed fair value of unvested restricted stock and stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	(42)	—	42	—	—	—
Deferred stock-based compensation	—	—	—	—	—	6,062	—	(6,062)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,342	—	—	1,342
Net loss	—	—	—	—	—	—	—	—	—	(24,172)	(24,172)

Balance at December 31, 2001	6,975	$6,946	18,141	$30,753	14,253	$9,526	$187	$(7,200)	$(50)	$(33,214)	$6,948

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands)

Years ended December 31, 2003, 2002 and 2001

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Warrants	Deferred Stock-based Comp- ensation	Note Receivable from Stockholder	Cumulative Translation Adjustment	Additional Paid in Capital	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	6,975	$6,946	18,141	$30,753	—	$—	14,253	$9,526	$187	$(7,200)	$(50)	$—	$—	$(33,214)	$6,948
Exercise of stock options	—	—	—	—	—	—	419	20	—	—	—	—	—	—	20
Repurchase of early exercise options	—	—	—	—	—	—	(2,456)	(51)	—	—	—	—	—	—	(51)
Issuance of series C preferred stock	—	—	—	—	5,900	10,030	—	—	—	—	—	—	—	—	10,030
Issuance of series C preferred stock warrants in connection with issuance of series C preferred stock, at deemed fair value	—	—	—	—	—	(255)	—	—	255	—	—	—	—	—	—
Issuance of series C preferred stock warrants in connection with loan guarantee, at deemed fair value	—	—	—	—	—	—	—	—	178	—	—	—	—	—	178
Exchange of series A, B and C preferred stock for common stock	(6,975)	(6,946)	(18,141)	(30,753)	(5,900)	(9,775)	77,743	47,474	—	—	—	—	—	—	—
Merger with Accelerated Networks.	—	—	—	—	—	—	50,900	(56,828)	—	—	—	—	77,912	—	21,084
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	—	—	—	(10,000)	—	(10,000)
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	—	—	—	(500)	—	(500)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	—	—	188	—	—	(188)	—	—
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	(1,564)	—	—	1,564	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	—	—	3,801	—	—	(3,801)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	1,343	—	—	—	—	1,343
Acceleration of stock option vesting	—	—	—	—	—	—	—	—	—	—	—	—	177	—	177
Cancellation of stockholder note	—	—	—	—	—	—	—	—	—	—	50	—	(50)	—	—
Issuance of series A preferred stock, net of issuance costs	1,472	10,811	—	—	—	—	—	—	(140)	—	—	—	140	—	10,811
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,747)	(32,747)

Balance at December 31, 2002	1,472	$10,811	—	$—	—	$—	140,859	$141	$480	$(3,432)	$—	$16	$65,254	$(65,961)	$7,309

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands)

Years ended December 31, 2003, 2002 and 2001

	Series A Preferred Stock		Common Stock		Warrants	Deferred Stock-based Comp- ensation	Cumulative Translation Adjustment	Additional Paid in Capital	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,472	$10,811	140,859	$141	$480	$(3,432)	$16	$65,254	$(65,961)	$7,309
Exercise of stock options	—	—	3,172	3	—	—	—	252	—	255
Repurchase of early exercise options	—	—	(116)	—	—	—	—	(7)	—	(7)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	2	—	(2)	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	576	—	(576)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,227	—	—	—	1,227
Issuance of series A preferred stock, net of issuance costs	154	1,035	—	—	(26)	—	—	—	—	1,009
Exchange of series A preferred stock for common stock	(1,626)	(11,846)	123,073	123	—	—	—	11,723	—	—
Common stock potentially subject to rescission	—	—	—	—	—	—	—	10,000	—	10,000
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	500	—	500
Issuance of warrants in connection with issuance of note payable	—	—	—	—	—	—	—	94	—	94
Cumulative translation adjustment	—	—	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	—	—	(20,432)	(20,432)

Balance at December 31, 2003	—	$—	266,988	$267	$454	$(1,627)	$—	$87,238	$(86,393)	$(61)

See accompanying notes.

OCCAM NETWORKS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2003	2002	2001
Operating activities
Net loss.	$(20,432)	$(32,747)	$(24,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,084	2,225	1,564
Provision for excess and obsolete inventory	404	3,135	—
Non cash charges relating to stock options and warrants	1,300	1,542	1,454
Changes in operating assets and liabilities net of the effect of acquisitions:
Accounts receivable	(1,329)	(954)	(59)
Inventory	(1,862)	(268)	(345)
Prepaid expenses and other assets	(40)	482	(684)
Deferred merger related costs	—	—	(660)
Other assets	21	151	—
Accounts payable	1,400	(2,087)	598
Accrued payroll and related liabilities	(595)	121	470
Accrued expenses	(435)	(767)	337
Deferred revenue	(17)	(253)	42

Net cash used in operating activities	(19,501)	(29,420)	(21,455)

Investing activities
Purchases of property and equipment	(736)	(745)	(3,688)
Restricted cash	(935)	—	—
Cash received from merger, net of transaction costs of $429	—	16,467	—
Sale of India operations	(539)	—	—

Net cash provided by (used in) investing activities	(2,210)	15,722	(3,688)

Financing activities
Proceeds from issuance of series A preferred stock, net of issuance costs	1,035	10,951	—
Proceeds from issuance of series A-2 preferred stock, net of issuance costs	16,381	—	—
Proceeds from issuance of series B preferred stock, net of issuance costs	—	—	29,308
Proceeds from issuance of series C preferred stock	—	10,030	—
Proceeds from issuance of common stock	—	—	6
Proceeds from the exercise of stock options	255	20	127
Repurchase of common stock	(7)	(51)	(8)
Proceeds from capital lease obligations and notes payable	921	—	2,071
Payments of capital lease obligations and notes payable	(784)	(595)	(131)
Proceeds of loan from Accelerated Networks	—	5,200	—

Net cash provided by financing activities	17,801	25,555	31,373

Net increase (decrease) in cash and cash equivalents	(3,910)	11,857	6,230
Cash and cash equivalents, beginning of period	18,496	6,639	409

Cash and cash equivalents, end of period	$14,586	$18,496	$6,639

See accompanying notes.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1. Organization, Business and Basis of Presentation

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

On May 14, 2002, Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”) acquired Occam Networks Inc., a California corporation (“Occam CA”). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.” In connection with the merger with Accelerated Networks, each shareholder of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of Occam CA common stock. The share information in the accompanying financial statements and related notes prior to merger have been retroactively restated for the equivalent number of shares received from the merger by the Occam CA shareholders.

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

During November and December, 2003 the Company sold shares of series A-2 preferred stock to certain existing investors for gross proceeds of $16.5 million. Following the initial closing of the series A-2 preferred stock financing, the Company intends to offer holders of all outstanding shares of Common Stock the right to purchase shares of series A-2 preferred stock on terms substantially similar to the terms under which shares are sold to existing investors. On March 8, 2004, the Company sold additional shares of Series A-2 preferred stock raising gross proceeds of $4.2 million and issued a warrant to purchase up to an additional $3.8 million of Series A-2 preferred stock (see Note 18).

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to developing its products. Based on the Company’s current operating plans, management believes that in addition to existing available cash resources, cash available under the Company’s $2,500,000 revolving line of credit through June 30, 2004, and anticipated revenues from operations, additional cash which management intends to raise through future equity or debt financing may be required to meet working capital and capital requirements through December 31, 2004.

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

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation—The merger of Accelerated Networks and Occam CA was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger on May 14, 2002, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

Fiscal Period End—Occam reports its quarterly results based on a thirteen-week accounting calendar. Accordingly, the actual period end dates for the years ended December 31, 2003, 2002 and 2001 were December 28, December 27 and December 28, respectively. Also, for financial presentation purposes, Occam reports its quarterly interim results as of the last calendar day of the last full month within the period.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Development Stage Enterprise—Prior to December 31, 2001, the Company operated as a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash Equivalents—Cash and cash equivalents consist of highly-liquid investments with original maturities of three months or less from the date of purchase. Due to the short-term nature of these investments, the carrying amounts of cash equivalents reported in the balance sheet approximate their fair value.

Financial Instruments—Due to their short-term nature or relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, accounts payable, accrued expenses and notes payable approximate fair values at December 31, 2003 and 2002.

Inventories—Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by age and future demand forecasts.

Property and Equipment—Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years for furniture and fixtures, two to three years for computer hardware and two to five years for software. Leasehold improvements are amortized over the shorter of the lease term or the remaining useful economic life. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Long-Lived Assets—Occam reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Occam has identified no such impairment losses.

Warranty—The Company provides standard warranties with the sale of products generally for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. The Company maintains product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. The Company quantifies and records an estimate for warranty related costs based on the Company’s actual history, projected return and failure rates and current repair costs. A summary of changes in the Company’s accrued warranty liability, which is included in accrued liabilities is as follows (in thousands):

Warranty liability at December 31, 2002	$267
Accruals for warranty during the year	239
Adjustments relating to pre-existing warranties	(175)

Warranty liability at December 31, 2003	$331

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition—Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. Occam allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at the time of sale. Occam provides customer training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the period of sale. Occam further warrants its products for periods up to 5 years and records an estimate of warranty costs when revenue is recognized.

Net Loss Per Share—Basic and diluted net loss per share was computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of preferred stock, common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Accounting for Stock-Based Compensation—Occam accounts for stock option grants to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of Occam’s common stock and the stock option exercise price. Compensation expense is recognized ratably over the stock option vesting period. Had Occam recorded stock-based compensation in accordance with SFAS 123, the pro forma net loss for 2003 and 2002 would have increased by $434,000 and $79,000, respectively, and the pro forma net loss per share for 2003 and 2002 would have remained unchanged. Occam uses the Black-Scholes option valuation model to value stock options granted to nonemployees and the related expense is recognized over the period the services are provided.

Warrants issued with notes payable, preferred stock or lines of credit—In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company allocates the proceeds received between the note payable or preferred stock and warrants based on their relative fair values. The resulting discount recorded on the note payable is accreted to interest expense over the term of the note. The fair value of warrants issued in connection with lines of credit are recorded as other assets and amortized to interest expense over the term of the line of credit agreement.

Income Taxes—Income taxes are accounted for using the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Research and Product Development—Research and product development costs are expensed as incurred.

Advertising Costs—Occam expenses advertising costs as incurred. Advertising expense totaled $15,000, $35,000 and $1,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Segment Information—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way companies report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, Occam has determined that its business consists of one reportable operating segment.

Comprehensive Loss—SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no differences between the Company’s net loss and total comprehensive loss, except for cumulative foreign currency translation adjustments of $(16,000) and $16,000 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2001 there were no differences between the Company’s net loss and total comprehensive loss.

Principles of Consolidation—The financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

During December 2003, the Company sold its India operation to a third party for gross proceeds of approximately $658,000, which approximated book value of the India company’s net assets, including cash held in the India company of $539,000. The purchase price included $50,000 in cash and a note receivable of $608,000 due in installments through November 2004. As of December 31, 2003, $458,000 of the note receivable was outstanding and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The India operation performed research and development activities related to the Company’s products.

Foreign Currency Translation—Through the sale of the Company’s India operation, translation of foreign currency was accounted for using the Indian Rupee as the functional currency of this foreign subsidiary. The Company recorded a cumulative foreign currency translation adjustment of $16,000 for the period ended December 31, 2002. There were no such gains or losses prior to the merger with Accelerated Networks or subsequent to the sale of the India operation.

Reclassifications—Reclassifications were made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements—In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the March 2003 quarter did not have any impact on the Company’s financial position, results of operations or cash flows because the Company has elected not to adopt the fair value-based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) as superseded in December 2003 by FASB issued Interpretation No. 46R, “Consolidated of Variable Interest Entities—an interpretation of ARB 51 (“FIN No. 46R”). FIN No. 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting January 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter did not have any impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidelines and SEC rules and regulations. The adoption of SAB 104 in December 2003 did not impact the Company’s financial position, cash flows or results of operation.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$716	$69
Work-in-process	465	55
Finished goods	1,073	672

	$2,254	$796

Note 4. Property and Equipment

The major components of property and equipment are as follows (in thousands):

	December 31,
	2003	2002
Computer hardware and software	$5,010	$6,233
Furniture and fixtures	333	445
Leasehold improvements	787	850

	6,130	7,528
Less accumulated depreciation and amortization	(4,193)	(4,237)

	$1,937	$3,291

Property and equipment under capital leases had an original cost of $2,244,000 and $2,244,000 and accumulated amortization thereon of $1,848,000 and $1,160,000 at December 31, 2003 and 2002, respectively.

Note 5. Accrued Payroll and Related Liabilities

The major components of accrued payroll and related liabilities are as follows (in thousands):

	December 31,
	2003	2002
Accrued paid time off	$387	$700
Accrued payroll	271	553

	$658	$1,253

Note 6. Accrued Expenses

The major components of accrued expenses are as follows (in thousands):

	December 31,
	2003	2002
Purchase commitments and other amounts due to former contract manufacturer	$482	$482
Supplier litigation	—	800
Other accrued expenses	1,237	908

	$1,719	$2,190

Note 7. Financing Arrangements

Capital Lease Lines of Credit

In December 2000, Occam obtained a capital lease line of credit from a financial institution, which allows financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. In

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

connection with the $2,000,000 capital lease line of credit, Occam issued a warrant to purchase 100,000 shares of series B preferred stock at an exercise price of $1.00 per share which, in connection with the merger with Accelerated Networks, converted to a warrant to purchase 203,700 shares of common stock of the Company at an exercise price of $0.49 per share (see Note 8). At December 31, 2003, the outstanding principal was approximately $832,000, of which approximately $546,000 was current.

The Company obtained capital lease financing from a lender for $72,000 for furniture and computer and other equipment, which bears interest at a rate of 15.8%, and is collateralized by the purchased equipment. At December 31, 2003, the outstanding principal was approximately $22,000, all of which was current.

As of December 31, 2003, no further amounts were available under these financing arrangements.

Revolving Line of Credit and Equipment Financing Facility

During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus .75 percent (4.75% at December 31, 2003, subject to a floor of 5%) and a ½ percent per annum unused line fee, with maturity in June 2004, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all available assets of the Company, and are subject to certain financial and reporting covenants, including a minimum quick ratio and maintenance of tangible net worth as defined in the agreement. During October 2003 the Company violated the quick ratio and tangible net worth covenants, and has since received a waiver from the bank for these violations. A covenant of this agreement requires the Company to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet. As of December 31, 2003, no amounts were outstanding under the revolving line of credit, and approximately $352,000 was outstanding under the equipment financing facility, of which $140,000 was current.

Notes Payable to Stockholders

During June 2003 the Company issued a $500,000 unsecured subordinated promissory note payable to an investor. The note bears interest at the prime rate on the date of issuance (4.25%) and principal and accrued interest is due in June 2006.

During 2003, the Company was party to a note and warrant purchase agreement with an investor to (a) provide financing through the purchase of unsecured subordinated promissory notes for a committed financing amount in an aggregate principal amount of approximately $422,000, or (b) guarantee a loan, letter of credit or other similar instrument from a financial institution or other third party. Pursuant to the terms of the note and warrant purchase agreement, the board of directors made a resolution, and the Company provided written notice to the investor, demanding that the investor deliver to the Company the committed principal amount. During October 2003, the investor agreed to provide and the Company agreed to accept a letter of credit in the amount of $254,000 as partial security for a financial commitment made by the Company. In exchange for the letter of credit, the Company provided to the investor an unsecured promissory note, which could be drawn upon at the time and to the extent of any draws made upon the investor’s letter of credit. Upon execution of this letter of credit by the investor, the obligation of the investor to provide the committed financing amount was deemed by the Company to have been satisfied.

Note 8. Capital Stock and Stockholders’ Equity (Deficit)

Series A Preferred Stock (2000)

Occam CA issued a total of 6,975,000 shares of series A preferred stock for $1.00 per share in two separate closings in early 2000 for total gross proceeds of $6,975,000. Total issuance costs amounted to $29,000. In connection with the merger with Accelerated Networks, the series A convertible preferred stock converted to 14,208,075 shares of common stock of the Company.

Series B Preferred Stock

Occam CA issued a total of 18,141,177 shares of series B preferred stock for $1.70 per share in two separate closings in early 2001 for gross proceeds of $29,322,000 plus the conversion of outstanding convertible promissory notes, including accrued interest. Total issuance costs amounted to $90,000. In connection with the merger with Accelerated Networks, 982,353 shares of series B convertible preferred stock were converted into 2,001,053 shares

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

of common stock of the Company. In addition, the remaining 17,158,824 shares of series B convertible preferred stock were converted to 17,158,824 shares of series B-1 preferred stock of the Company, bearing a feature allowing conversion of each share into approximately 1.4167 shares of Occam CA common stock. As a result the 17,158,824 shares of series B-1 convertible preferred stock were converted into 49,516,070 shares of common stock of the Company.

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

The Company became aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”). If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. In the event a stockholder successfully asserted a rescission right, the Company would have been obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company, thus, may have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. As of December 31, 2003, the one-year period had elapsed and no claim was brought. Accordingly, the Company has reclassified the common stock potentially subject to rescission as additional paid in capital as of December 31, 2003 in the accompanying consolidated balance sheet.

Upon the issuance of Occam CA’s series B-1 and series C preferred stock, the Company recorded a beneficial conversion feature (BCF) charge to net loss attributable to common stockholders of $541,000. The charge was calculated using the deemed value of the common stock on the date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series B-1 and series C preferred stock were converted.

Series A Preferred Stock (2002)

In December 2002, a special committee of the board of directors of the Company approved the sale and issuance of up to 2,000,000 shares of series A preferred stock at a price per share of $7.50. The Company sold 1,471,707 and 154,495 shares of series A preferred stock for $7.50 per share for gross proceeds of $11,038,000 and $1,158,000 in December 2002 and January 2003, respectively. Following the May 2003 stockholder approval of an amendment to its existing certificate of incorporation to increase the number of authorized shares of common stock, this series A preferred stock was automatically converted into 123,072,781 shares of common stock of the Company at a conversion price of $0.0991 per share.

Series A-2 Preferred Stock

On November 18, 2003, a special committee of the Company’s board of directors authorized the sale and issuance of up to 3,000,000 shares of series A-2 preferred stock. During November and December 2003, the Company entered into purchase agreements with certain existing and new investors to purchase 1,650,910 shares of series A-2 preferred stock for $10 per share for gross proceeds of $16.5 million.

The series A-2 preferred stock has the following rights and preferences:

Conversion—Each share of series A-2 preferred stock is convertible, after the stockholder approval described below is obtained, into shares of the Company’s common stock at a conversion price of $0.11 per share, subject to anti-dilution adjustments, as defined.

Currently, the Company does not have a sufficient number of authorized shares of common stock to permit conversion of the series A-2 preferred stock. During the first half of 2004, the Company intends to seek stockholder approval of an amendment to its existing certificate of incorporation to increase the number of authorized shares of

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

common stock that it may issue. No holder of series A-2 preferred stock will be entitled to convert any shares of series A-2 preferred into common stock until stockholder approval has been obtained. Upon receipt of stockholder approval, each outstanding share of series A-2 preferred stock will be convertible at a conversion price of $0.11, subject to adjustments, as defined. In addition, all outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.66%) of the then outstanding shares of series A-2 preferred stock.

Certain existing stockholders and each of our officers and directors who are stockholders have executed a voting agreement and have agreed to vote their shares of capital stock now held or hereafter acquired in favor of an amendment to the Company’s existing certificate of incorporation to increase the number of authorized shares of common stock that it may issue. The voting agreement generally prohibits the signatories from transferring any shares of the Company’s common stock and will terminate upon the approval of the amendment to the certificate of incorporation increasing the authorized shares of common stock.

The Company believes that the vote to increase in the number of shares of authorized common stock to allow for conversion of the series A-2 preferred stock is perfunctory, as sufficient votes have been obtained as a result of these voting agreements. Accordingly, the Company further believes it perfunctory that the series A-2 preferred stock will become convertible. Therefore during 2003, the Company recorded a BCF charge to net loss attributable to common stockholders of $3,038,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible.

Liquidation—The series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the series A-2 preferred, or $15 per share of series A-2 preferred. The liquidation preference will be payable, prior to any payment to holders of common stock, in connection with any liquidation, dissolution, or winding up of Occam Networks, whether voluntary or involuntary, including (i) reorganizations, consolidations, mergers, or similar transactions where the Company’s stockholders immediately prior to the transaction hold, immediately after the transaction, less than a majority of the outstanding voting securities of the surviving or successor corporation or its parent or (ii) a sale of all or substantially all of the Company’s assets. After payment of the original series A-2 liquidation preference, any proceeds remaining available for distribution to stockholders will be distributed to the series A-2 preferred stock until the holders of the series A-2 preferred stock have received $30 per share and then thereafter all remaining amounts will be distributed to the common stockholders. However, to the extent that the liquidation preference payable to the series A-2 preferred holders would have been greater had they converted their preferred stock to common stock, the series A-2 preferred holders are entitled to that larger amount, regardless of whether or not they actually converted.

The liquidation provisions of series A-2 preferred stock are considered redemption provisions that are not solely within the control of the Company, and therefore the Company has classified the series A-2 preferred stock outside of stockholders’ equity (deficit) on the accompanying consolidated balance sheet.

Dividends—The series A-2 preferred stock is not entitled to receive any preferential dividend, but the Company is required to pay an equivalent dividend on the series A-2 preferred stock if it declares and pays a dividend on its common stock.

Voting—Except as otherwise required by law, holders of the Company’s series A-2 preferred stock will be entitled to notice of any stockholders’ meeting and to vote together with holders of common stock on any matter submitted to stockholders for a vote. Each share of series A-2 preferred stock will be entitled to a number of votes equal to the number of shares of common stock then issuable upon conversion thereof.

Other—The holders of series A-2 preferred stock have certain participation rights, registration rights and rights to prohibit further indebtedness of the Company.

Certain investors who have purchased series A-2 preferred stock are affiliated with members of the board of directors and are also a holder of over 5% of the Company’s outstanding securities.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Common Stock

As of December 31, the following represents the number of common shares reserved for future issuance (in thousands):

	December 31,
	2003	2002
Number Of Common Shares Reserved For Issuance
Warrants	1,745	1,540
Stock Options	47,942	37,290
Employee Stock Purchase Plan	2,885	2,815

	52,572	41,645

The Series A-2 preferred stock becomes convertible on the approval of the stockholders to increase the number of authorized shares of the Company. On the approval of the stockholders 272,727,000 shares of common stock will be reserved for the conversion of the Series A-2 preferred stock.

Warrants

From 2000 to 2002, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2003:

Expiration date	Exercise price per share	Number of shares underlying warrant
November 20, 2005	$0.10	611,100
June 16, 2010	$0.25	500,000
December 8, 2005	$0.49	203,700
May 14, 2006	$0.49	250,775
December 8, 2005	$0.83	179,735

		1,745,310

Note 9. Stock Options

Stock Options

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2003 no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 31, 2003, 238,000 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

There were 16,326,000 shares available for future grant under the Company’s stock option plans as of December 31, 2003. Additional information with respect to the outstanding options as of December 31, 2003 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Price	Shares	Weighted Average Price
$0.05 to $0.08	6,319	7.95	$0.06	4,103	$0.06
$0.09	9,807	7.90	0.09	5,557	0.09
$0.10 to $0.50	27,468	9.56	0.14	4,165	0.20
$0.60 to $50.00	4,348	2.60	2.19	4,309	2.15

$0.05 to $50.00	47,942	8.38	$0.30	18,134	0.60

A summary of the Company’s stock option activity is as follows (shares in thousands):

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	35,567	$0.07	21,868	$0.07	5,786	$0.05
Granted where exercise price equals fair value on grant date	26,697	0.12	6,447	0.12	—	—
Granted where exercise price less than fair value on grant date	—	—	4,313	0.09	19,881	0.09
Assumed from Accelerated Networks in merger	—	—	9,155	1.97	—	—
Exercised	(3,172)	0.08	(419)	0.05	(2,492)	0.07
Canceled	(11,150)	0.37	(5,797)	0.93	(1,307)	0.07

Outstanding at end of period	47,942	0.30	35,567	0.44	21,868	0.07

Exercisable at end of period	18,134	0.60	17,451	0.75	9,876	0.07

The weighted-average fair value of options granted to employees for the years ended December 31, 2003, 2002 and 2001 were $0.12, $0.19 and $0.35 per share, respectively.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Stock-Based Compensation

In connection with the grant of certain options to purchase common stock to employees during the years ended December 31, 2002 and 2001, Occam CA recorded deferred stock-based compensation of approximately $1,564,000 and $6,062,000, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts are being amortized ratably over the vesting period of the related options. Amortization expense relating to employee stock options for the years ended December 31, 2003, 2002 and 2001, totaled $1,228,000, $1,463,000 and $1,220,000, respectively.

During 2000 through 2002, Occam CA issued options to consultants and advisory board members (“non-employees”). These options generally vested over the service period. As these stock options require future performance by the recipients, these options are considered variable grants for accounting purposes. The fair value of these options, determined using the Black-Scholes option pricing model, are remeasured each reporting period until such time that the options become fully vested. The Company recorded expense (benefit) of related to these options to non-employees of $(1,000), $(120,000) and $108,000 for the years ended December 31, 2003, 2002 and 2001.

During 2002, the Company recorded an expense of $177,000 for the acceleration of stock option vesting for a former CEO of the Company.

Fair Value Disclosures

Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum-value method for determining the weighted-average fair value of options granted prior to the merger with Accelerated Networks and used the Black-Scholes option valuation model for determining the weighted-average fair value of options granted subsequent to the merger, the impact on its pro forma net loss and net loss per share attributable to common stockholders is disclosed in note 2.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period, and the following assumptions were used:

	For the year ended December 31
	2003	2002	2001
Risk free interest rate	3.0%	4.0%	5.0%
Expected lives (in years)	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.0%	80.0%	0.0%

Employee Stock Purchase Plan

In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share is equal to 85% of the fair market value on the participant’s entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 4,260,000 shares have been reserved for issuance. In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 4,190,000 common shares continue to be reserved for any re-instatement of the ESPP.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes

As a result of the net operating loss incurred since inception, only the minimum state income tax provision has been recorded. The net effective income tax rate differed from the federal statutory income tax rate as follows:

	For the year ended December 31
	2003	2002	2001
Statutory federal income tax benefit	(34)%	(34)%	(34)%
State income tax benefit (net of federal benefit)	(6)	(6)	(6)
Research and development and manufacturing investment credit	—	—	—
Other	4	4	1
Valuation allowance	36	36	39

	—%	—%	—%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$71,859	$65,425
Tax credit carryforwards	784	784
Depreciation and amortization	2,486	2,722
Other	5,992	5,938

	81,121	74,869
less: valuation allowance	(81,121)	(74,869)

Net deferred tax assets	$—	$—

The net deferred tax assets have been offset with a full valuation allowance. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established to reduce a deferred tax asset to the extent that it is not more likely than not that the deferred tax asset will be realized. Based on management’s assessment of all available evidence, both positive and negative, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $192.4 million and $98.7 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards expire through 2023 and 2013, respectively. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2003 or prior years or the merger with Accelerated Networks in 2002, pursuant to Internal Revenue Code section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation, as defined. Net operating loss limitations under section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

At December 31, 2003, the Company had federal and state research and experimentation tax credit carryforwards of $434,000 and $402,000 that expire through 2018.

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

Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2003
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$1,178	15%	$498	21%
Customer B	$1,155	14%	$723	31%

	December 31, 2002
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$919	38%	$272	27%
Customer B	$609	25%	$405	40%

	December 31, 2001
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer C	$58	72%	$18	31%
Customer D	$15	18%	$15	25%

The Company operates in one industry segment providing Ethernet and IP-based loop carrier platforms for the telecommunications industry. The Company’s business operations are principally based in the United States. Net revenue from products exported from the United States was $573,000 and $348,000 during 2003 and 2002, respectively. Substantially all of the Company’s long-lived assets are located in the United States.

Note 12. Commitments and Contingencies

The Company leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Total rent expense for the years ended December 31, 2003, 2002 and 2001, was $821,000, $1,081,000 and $1,292,000 respectively. The Company also leased certain equipment and software under noncancelable capital lease agreements. Approximate minimum annual commitments under noncancelable operating and capital leases and equipment financing are as follows (in thousands):

Year ending December 31	Capital Leases and Equipment Financing	Operating Leases
2004	$805	$745
2005	441	628
2006	73	471

Total minimum lease payments	1,319	$1,844

Less amount representing interest	(113)

Present value of lease payments	$1,206

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Purchase Commitments

As of December 31, 2002, the Company had $482,000 included in accrued expenses for purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to resolve in 2004.

Royalties

The Company licenses certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. Royalty expenses incurred for the years ended December 31, 2003, 2002 and 2001 were $348,000, $75,000 and $4,000, respectively.

Legal Proceedings

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The Honorable Judge Ronald S. W. Lew consolidated the cases as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with the Company’s June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks and Plaintiffs filed various motions over time that resulted in Accelerated Networks filing an answer. The parties subsequently agreed to mediation which hearing was held October 6, 2003. The mediation hearing resulted in a settlement that requires the members of the class of plaintiffs and the court to approve the settlement, which the Company expects to be received by June 2004. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will execute the settlement documents on or before June 30, 2004. This settlement will require the members of the class of plaintiffs and the court approval. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with its contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003 and 2002.

Purchase orders

Under the terms of the Company’s contract manufacturer agreement, the Company is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead time and cancellation provisions. As of December 31, 2003, open purchases orders with the contract manufacturer were $3,694,000.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13. 401(k) Plan

The Company has defined contribution plans under which employees who are at least 18 years old and have completed 500 hours of service may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plans may contribute between 1% and 50% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amounts contributed by the employee. To date, the Company has made no contributions to the 401(k) plan.

Note 14. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 31
	2003	2002	2001
Numerator: Net loss attributable to common stockholders	$(22,970)	$(34,043)	$(24,172)

Denominator: Weighted-average common shares outstanding	211,896	93,740	12,425
Adjustment for common shares issued subject to repurchase	(1,164)	(4,083)	(7,534)

Denominator for basic and diluted calculations	210,732	89,657	4,891

Basic and diluted net loss per share applicable to common stockholders	$(0.11)	$(0.38)	$(4.94)

Note 15. Supplemental Disclosures of Cash Flow Information

	Year ended December 31
	2003	2002	2001
Cash paid during year for interest	$211	$306	$125
Conversion of common stock potentially subject to rescission to common stock	$10,000	$—	$—
Conversion of series A preferred stock to common stock	$11,846	$6,946	$—
Conversion of series B and B-1 preferred stock to common stock	$—	$30,753	$—
Conversion of series C preferred stock to common stock potentially subject to rescission	$—	$10,000	$—
Inception of capital lease	$—	$107	$—
Sale of India Operation for note receivable	$608	$—	$—

Note 16. Other Charges

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

Note 17. Merger with Accelerated Networks

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

The fair values of the Accelerated Networks tangible and intangible assets acquired and liabilities assumed were estimated as follows (in thousands):

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

The following unaudited pro forma information presents a summary of the consolidated results for 2002 and 2001 of the combined organization had the acquisition occurred on January 1, 2001 (in thousands, except per share data):

	Year ended December 31
	2002	2001
Net revenue	$3,209	$3,248
Net loss	(37,881)	(69,041)
Net loss attributable to common stockholders	(39,477)	(70,637)
Basic and diluted net loss per share applicable to common stockholders	$(0.29)	(0.69)

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

Note 18. Subsequent Events

On March 8, 2004, the Company sold 420,000 shares of Series A-2 preferred stock raising gross proceeds of $4.2 million and issued a warrant to purchase up to an additional $3.8 million of Series A-2 preferred stock. The Series A-2 preferred stock sold is entitled to the same rights and preferences as existing Series A-2 preferred stock disclosed in Note 8. The Series A-2 preferred stock issuable under the warrant may be reduced to the extent that the Company (i) raises proceeds from a proposed rights offering in excess of $1.5 million; (ii) receives commitments for convertible secured promissory notes from new or existing borrowers prior to March 29, 2004; or (iii) raises additional proceeds from issuance of Series A-2 preferred stock on or before March 29, 2004. The warrant terminates if the Company raises additional proceeds in excess of $3.8 million.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19. Quarterly Information (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	2003
	March 31	June 30	September 30	December 31
Revenues	$1,451	$1,280	$1,476	$3,775
Gross profit (loss)	264	9	(375)	154
Loss from operations	(5,455)	(5,703)	(5,085)	(4,017)
Net loss	(5,480)	(5,735)	(5,173)	(4,044)
Net loss attributable to common stockholders	(5,680)	(5,035)	(5,173)	(7,082)
Basic and diluted net loss per share attributable to common stockholders	(0.04)	(0.03)	(0.02)	(0.03)

	2002
	March 31	June 30	September 30	December 31
Revenues	$55	$57	$1,036	$1,287
Gross loss	(82)	(38)	(2,882)	200
Loss from operations	(7,784)	(8,144)	(10,449)	(6,266)
Net loss	(7,846)	(8,156)	(10,448)	(6,297)
Net loss attributable to common stockholders	(7,846)	(9,052)	(10,648)	(6,497)
Basic and diluted net loss per share attributable to common stockholders	(1.04)	(0.12)	(0.08)	(0.05)

Report of PricewaterhouseCoopers LLP, Independent Auditors

To the Board of Directors of Occam Networks, Inc.

Our report on the consolidated financial statements of Occam Networks, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have audited the related financial statement schedule as of December 31, 2003 and 2002 and for the years then ended as listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 19, 2004

OCCAM NETWORKS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

Description	Balance at Beginning of Period	Deductions and Other Adjustments	Balance at End of Period
Income tax valuation allowance
2001	$3,826	$9,409	$13,235
2002	$13,235	$61,634	$74,869
2003	$74,869	$6,252	$81,121