Form 10-Q
period 2004-03-31
OCCAM NETWORKS INC/DE
filed 2004-05-17
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2004

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

Number of shares of Common Stock outstanding as of May 11, 2004: 267,775,534 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,266	$14,586
Restricted cash	935	935
Accounts receivable	2,443	2,342
Inventory	2,275	2,254
Prepaid expenses and other current assets	1,335	1,077

Total current assets	22,254	21,194

Property and equipment, net	1,857	1,937
Other assets	247	273

Total assets	$24,358	$23,404

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,579	$3,001
Accrued expenses	2,902	2,377
Capital lease obligations and notes payable, current portion	696	708

Total current liabilities	7,177	6,086

Capital lease obligations and notes payable, non current portion	809	998

Total liabilities	7,986	7,084

Commitments and contingencies (notes 5 and 7)

Preferred Stock
Series A-2 convertible preferred stock, no par value, authorized – 3,000 shares, 2,071 and 1,650 issued and outstanding at March 31, 2004 and December 31, 2003, respectively, liquidation preference of $61,127 and $49,527 at March 31, 2004 and December 31, 2003 respectively	19,712	16,381
Series A-2 convertible preferred stock warrant	71	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 400,000 shares authorized; 267,758 and 266,988 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	268	267
Additional paid-in capital	87,714	87,238
Warrants	454	454
Deferred compensation	(1,339)	(1,627)
Accumulated deficit	(90,508)	(86,393)

Total stockholders’ equity (deficit)	(3,411)	(61)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$24,358	$23,404

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31 2004	March 31 2003
Sales	$3,240	$1,451
Cost of revenue	3,375	1,187

Gross profit (loss)	(135)	264

Operating expenses (1):
Research and product development	2,057	3,380
Sales and marketing	1,361	1,645
General and administrative	527	694

Total operating expenses	3,945	5,719

Loss from operations	(4,080)	(5,455)
Interest expense, net	(35)	(20)

Loss before income taxes	(4,115)	(5,475)
Provision for income tax	—	5

Net loss	(4,115)	(5,480)
Beneficial conversion feature on Series A-2 preferred stock and warrants	(2,510)
Interest attributable to common stock potentially subject to rescission	—	(200)

Net loss attributable to common stockholders	$(6,625)	$(5,680)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.04)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	267,139	139,306

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$201	$244
Sales and marketing	37	49
General and administrative	24	27

	$262	$320

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31 2004	March 31 2003
Operating activities:
Net loss	$(4,115)	$(5,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	603
Amortization of deferred stock compensation	288	320
Amortization of deferred financing costs	27	9
Changes in current assets and liabilities:
Accounts receivable	(101)	(456)
Inventories	(21)	147
Prepaid and other current assets	(264)	(22)
Accounts payable	578	160
Accrued expenses	525	(1,404)

Net cash used in operating activities	(2,705)	(6,123)

Investing activities:
Purchases of property and equipment	(298)	(264)
Decrease in other assets	5	4

Net cash used in investing activities	(293)	(260)

Financing activities:
Proceeds from issuance of preferred stock	3,331	1,035
Proceeds from Series A-2 preferred stock warrant	512
Proceeds from exercise of stock options, net of repurchases of unvested common stock	36	(4)
Repayments of capital lease obligations	(201)	(231)

Net cash provided by financing activities	3,678	800

Increase (decrease) in cash and cash equivalents	680	(5,583)
Cash and cash equivalents at beginning of period	14,586	18,496

Cash and cash equivalents at end of period	$15,266	$12,913

Supplemental disclosure of non-cash transactions:
Interest paid	$40	$61

The accompanying notes are an integral part of these consolidated financial statements

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Three months ended March 31, 2004

	Series A-2 Preferred Stock		Series A-2 Preferred Stock warrants	Common Stock		Warrants	Deferred Comp- ensation	Additional Paid in Capital	Accumu- lated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2003	1,651	$16,381	$—	266,988	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options	—	—	—	848	1	—	—	32	—	33
Shares repurchased			—	(78)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	262	—	—	262
Adjustments to deferred stock compensation terms			—				26			26
Issuance of series A-2 preferred stock and warrants, net of issuance costs	420	3,331	516	—	—		—	—	—
Record beneficial conversion feature		(2,475)	(480)				—	2,955	—	2,955
Amortize beneficial conversion feature	—	2,475	35	—	—		—	(2,511)	—	(2,511)
Net loss	—	—	—	—	—	—	—	—	(4,115)	(4,115)

Balance at December 31, 2003	2,071	$19,712	71	267,758	$268	$454	$(1,339)	$87,714	$(90,508)	$(3,411)

See accompanying notes.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three month period ended

March 31, 2004 and 2003 is unaudited)

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Occam has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily through the sale of equity securities and debt borrowings.

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to developing its products. Based on the Company’s recent financings and current operating plans, management believes that in addition to existing available cash resources, cash available under the Company’s $2,500,000 revolving line of credit through June 30, 2004, $59,000 of cash available under an equipment financing facility, proceeds of $1.5 million from the issuance of Series A-2 stock in April 2004, and anticipated revenues from operations, that additional financing may be required to meet working capital and capital requirements through March 31, 2005.

Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2003, and reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year. Certain prior period amounts previously reported have been reclassified to conform to the current presentation.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31 2004	December 31 2003
Raw materials	$487	$716
Work-in-process	94	465
Finished goods	1,694	1,073

	$2,275	$2,254

3. FINANCING ARRANGEMENTS

Capital Lease Lines of Credit

In December 2000, Occam secured a capital lease line of credit from a financial institution, which allows financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. As of March 31, 2004, the outstanding principal was approximately $672,000, of which approximately $542,000 was current.

We have secured capital lease financing from two lenders for $179,000 of furniture and computer and other equipment, which bears interest at rates from 10% to 15.8%, and is collateralized by the purchased equipment. At March 31, 2004, the outstanding principal was approximately $15,000, all of which was current.

Revolving Line of Credit and Equipment Financing Facility

During 2003, we signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. As of March 31, 2004, no amounts were outstanding under the revolving line of credit, and approximately $317,000 was outstanding under the equipment financing facility, of which $139,000 was current.

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	March 31
	2004	2003
Numerator:
Net loss attributable to common stockholders	$(6,625)	$(5,680)

Denominator:
Weighted-average common shares outstanding	267,302	140,814
Adjustment for common shares issued subject to repurchase	(163)	(1,508)

Denominator for basic and diluted calculations	267,139	139,306

Basic and diluted net loss per share applicable to common stockholders	$(0.02)	$(0.04)

The following table presents potential common stock that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	March 31
	2004	2003
Unvested shares of common stock subject to repurchase	94	1,389
Warrants	2,125	1,245
Stock options	46,948	34,073

Common stock equivalents	49,167	36,707

The Series A-2 preferred stock becomes convertible on the approval of the stockholders to increase the number of authorized shares of the Company. Upon the approval of the stockholders, 272,727,000 shares of common stock will be reserved for the conversion of the Series A-2 preferred stock.

5. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Rent expense for the quarter ended March 31, 2004 are $196,000. The Company also leased certain equipment and software under noncancelable capital lease agreements. Approximate minimum commitments under noncancelable operating and capital leases and equipment financing are as follows (in thousands):

Period ending December 31	Capital Leases and Equipment Financing	Operating Leases
2004	$561	$549
2005	441	628
2006	73	471

Total minimum lease payments	1,078	$1,648

Less amount representing interest	(74)

Present value of lease payments	$1,004

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with its contractors, customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004 and December 31, 2003.

Purchase Orders

Under the terms of the Company’s contract manufacturer agreement, the Company is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. As of March 31, 2004, open purchases orders with the contract manufacturer were $3,755,000.

Warranty

The Company provides standard warranties with the sale of products generally for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. The Company maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. The Company quantifies and records an estimate for warranty related costs based on the Company’s actual history, projected return and failure rates and current repair costs. A summary of changes in the Company’s accrued warranty liability that is included in accrued liabilities is as follows:

Warranty liability on December 31, 2003	$331
Accruals during quarter	389
Warranty utilization	(350)

Warranty liability at March 31, 2004	$370

6. STOCK OPTIONS—FAIR VALUE DISCLOSURES

Had we recognized employee stock option-related compensation expense in accordance with SFAS 123 using the minimum-value method for determining the weighted-average fair value of options granted prior to the merger with Accelerated Networks and using the Black-Scholes option valuation model for determining the weighted-average fair value of options granted subsequent to the merger, our pro forma net loss and net loss per share attributable to common stockholders would not be materially different from reported net loss and net loss per share attributable to common stockholders.

The effects of applying SFAS 123 are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period and the following assumptions were used:

	March 31
	2004	2003
Risk free interest rate	4.0%	4.0%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	80.0%	80.0%

7. LEGAL PROCEEDINGS

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against Occam and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with our June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. In each instance the plaintiffs were given 30 days’ leave to amend their 1934 Act claims. The plaintiffs filed their third amended complaint and the Company filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. Subsequently, the parties agreed to enter into mediation that occurred on October 1, 2003. At the mediation the parties and the Company’s insurance carrier reached a tentative settlement that is subject to Court and shareholder class approval. The members of the shareholder class have approved the settlement and the Court preliminarily approved the settlement on April 20, 2004. The Company anticipates final approval by June 30, 2004. The Company does not believe it will be required to make any payments as a result of the settlement and accordingly has not recorded an accrual.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002 the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ guarantees, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will execute the settlement documents on or before September 30, 2004. The settlement must be approved by the members of the class of plaintiffs and by the Court. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies. The amount that the Company’s insurance carrier will pay cannot be determined as it is contingent on the case against the underwriter defendants.

8. SERIES A-2 PREFERRED STOCK

On March 8, 2004, we sold 420,000 shares of series A-2 preferred stock raising gross proceeds of $4.2 million and issued a warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock. The net proceeds from the issuance of the series A-2 preferred stock and warrant of $3.85 million, was allocated $516,000 and $3,331,000, based on the estimated relative fair market value, to the warrant and the series A-2 preferred stock, respectively. The series A-2 preferred stock sold is entitled to the same rights and preferences as existing series A-2 preferred stock as disclosed in our 10-K for the year ended December 31, 2003. The series A-2 preferred stock issuable under the warrant was reduced to $2,268,000 in April 2004 as we sold an additional $1,532,000 in series A-2 preferred stock to existing investors in accordance with the terms of the warrant. The warrant terminates if the Company raises additional proceeds in excess of $3.8 million no later than September 8, 2005. The series A-2 preferred stock and warrant have been presented in mezzanine equity, outside of stockholders’ equity.

Currently, we do not have a sufficient number of authorized shares of common stock to permit conversion of the series A-2 preferred stock. During the first half of 2004, we intend to seek stockholder approval of an amendment to our existing certificate of incorporation to increase the number of authorized shares of common stock that we may issue. No holder of series A-2 preferred stock will be entitled to convert any shares of series A-2 preferred into common stock until stockholder approval has been obtained. Upon receipt of stockholder approval, each outstanding share of series A-2 preferred stock will be convertible at a conversion price of $0.11, subject to adjustments, as defined. In addition, all outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.66%) of the then outstanding shares of series A-2 preferred stock.

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

We believe that the vote to increase the number of shares of authorized common stock to allow for conversion of the series A-2 preferred stock is perfunctory, as sufficient votes have been obtained as a result of these voting agreements. Accordingly, the Company further believes it is perfunctory that the series A-2 preferred stock will become convertible. Therefore during the three months ended March 31, 2004 we recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $2,475,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible. We also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the first quarter ended March 31, 2004, we recorded $35,000 of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, those statements concerning our beliefs and expectations regarding its financial statements, cost structure and amortization expenses, our beliefs and expectations regarding its recent merger and the benefits from the acquisition, our beliefs regarding litigation matters and legal proceedings, its defenses to such matters and its contesting of such matters, and our beliefs about the telecommunications industry. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.

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

Upon the completion of the merger, stockholders of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of their Occam CA stock, and option holders and warrant holders of Occam CA received options and warrants in Accelerated Networks, collectively representing approximately 64% of the diluted equity of the combined organization

The merger was treated as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

From our inception through March 31, 2004, we have incurred cumulative net losses of approximately $90.5 million. We expect to continue to incur substantial operating losses and to experience substantial negative cash flow as we expand our business. Our Auditors report on our financial statements for the year ended December 31, 2003 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flow and working capital and stockholder deficits that raise substantial doubt about our ability to continue as a going concern.

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

Our sales are generated from sales arrangements, which require a certain amount of revenue recognition judgments, particularly in the area of customer acceptance. The terms and conditions of acceptance of the product for each sales agreement will dictate when sales revenue will be recognized. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. We allow credit or replacement for products returned within our policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been required. We provide post-sales technical training on a fee basis. We provide hardware warranty for our products for 5 years and make provisions for that expense at the time of sale. We provide customer support and software maintenance for one year at no cost. After that time it is done on a fee basis. We record an estimate of warranty costs when revenue is recognized based on actual history and projected returns and failure rates and repair costs.

Our inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare that with current inventory levels. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 7 to the financial statements. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our results of operations and financial position. We have not recorded an accrual for losses, if any, for the securities litigation or IPO allocation cases.

Results of Operations

Three Month Periods Ended March 31, 2004 and 2003

Sales

Sales were $3.2 million and $1.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in sales for the period ended March 31, 2004 over the prior year period is due to growth in shipments of BLC products, related accessories and cabinets.

Cost of revenue

Cost of revenue was $3.4 million and $1.2 million for the three-month periods ended March 31, 2004 and 2003, respectively. Cost of revenue for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of sales, and gross profit during the quarter were adversely affected by yield problems on certain new products and unusually high warranty expenses for those products, which are anticipated to continue to occur in the next two quarters. Cost of revenue for 2004 includes a $480,000 additional accrual being management best estimate of the costs attributable to these new product yield problems which the Company intends to incur to rectify in order to maintain customer satisfaction. There have been no returns related to these product issues and upon delivery they meet customer and industry quality specifications.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $2.1 million for the three-month period ended March 31, 2004, a decrease of 39% from the $3.4 million for the comparable period in 2003. The decrease was primarily due to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan. We expect our research and product development expenditures to continue to decrease next quarter.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $1.4 million for the three-month period ended March 31, 2004, a decrease of 17% from the $1.6 million for the comparable period in 2003. The decrease is primarily due to expense reduction actions we have implemented over the past two years. We expect our sales and marketing expenditures, excluding amortization of deferred stock-based compensation, to increase as our revenue continues to grow.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $527,000 for the three-month period ended March 31, 2004, a decrease of 24% from the $694,000 expense for 2003. We expect our general and administrative expenditures during the first two quarters of the 2004 fiscal year to remain relatively constant.

Stock-based compensation

From inception through March 31, 2004 we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. From inception through March 31, 2004, we had reversed deferred stock compensation of approximately $4.6 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31
	2004	2003
Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$201	$244
Sales and marketing	37	49
General and administrative	24	277

	$262	$320

At March 31, 2004, we had $1.3 million of unamortized deferred stock compensation, which we will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

As of March 31, 2004, our net operating loss carryforwards were approximately $196 million for federal tax purposes, expiring through 2023, and $102 million for state tax purposes, expiring through 2013. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $15.3 million as compared to $14.6 million as of December 31, 2003. The increase in cash and cash equivalents was primarily due to $3.8 million proceeds from the close of the Series A-2 preferred stock offering, partially offset by the $2.7 million cash used in operations.

The $2.7 million cash we used in operating activities during the three-month period ended March 31, 2004 was a decrease of $3.4 million, a 56% reduction from the $6.1 million used during the comparable prior year period. The decrease was due primarily to a decrease in operating expenses for the quarter ended March 31, 2004 as compared to the comparable prior year quarter.

We used $293,000 in cash for investing activities during the three-month period ended March 31,2004, an increase of $33,000 from the $260,000 used by investing activities during the comparable prior year period.

We generated $3.7 million in cash from financing activities during the three-month period ended March 31, 2004 as compared to $800,000 for the comparable prior year period. The cash provided during the three-month period ended March 31, 2004 was from the $3.8 million net proceeds of the closing of our offering of Series A-2 Preferred Stock and warrants, less approximately $200,000 used for repayments of our capital leases.

As of March 31, 2004, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to settle and pay in 2004

During June 2003, we signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee, with maturity in one year, and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all of our available assets, and are subject to certain financial and reporting covenants, and approximately $317,000 was outstanding under the equipment financing facility. A covenant of this agreement requires us to maintain a minimum cash balance of $750,000, which has been classified as restricted cash in the accompanying consolidated balance sheet.

We expect to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, customer service, and other general corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditors’ report on our financial statements as of and for the fiscal year ended December 31, 2003. included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, and working capital and stockholder deficit that raise substantial doubt about our ability to continue as a going concern. We believe that in addition to cash on hand, cash available under the $2,500,000 revolving line of credit through June 30, 2004, $59,000 of cash available under an equipment financing facility, the $1,500,000 of proceeds from the sale of Series A-2 preferred stock in April 2004 and anticipated revenues from operations, additional cash which we intend to raise through future equity or debt financing will be required to fund our operations through March 31, 2005. However, at March 31, 2004 and December 31, 2003, there can be no assurance that if that additional capital is required in the future that such additional capital will be available when required or on terms that are acceptable to us.

Working capital

Working capital was $15.1 million for 2004 and 2003. Current assets increased $1.1 million to $22.3 million for 2004 from $21.2 million for 2003. The increase consisted of a $680,000 increase in cash, due to the Series A-2 financing, an increase in accounts receivable of $101,000 and a $258,000 increase in prepaid expenses and other current assets due to increased activity. Current liabilities increased by $1.1 million also with the increase due a $578,000 increase in accounts payable and a $525,000 increase in accrued expenses. The increase in accrued expenses was largely due to the $480,000 additional warranty provision for new product yield problems.

RISK FACTORS

To date, sales of our BLC 1200 and BLC 6000 system products have been limited and greater demand may not develop in the future.

Currently, we have few customers for our BLC 1200 and BLC 6000 system products and a small number of prospective customers. We cannot be certain that there will be a demand for our products once they are more widely available or that demand for our products will grow. Demand for our products will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow or if any growth in bandwidth requirements will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all.

We have a limited operating history, which makes it difficult or impossible to predict future results of operations.

We have a very limited operating history. Accelerated Networks was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999. Occam Networks CA was incorporated in July 1999 and has not begun shipping products in significant volume. Due to the limited operating history of our historic businesses, it is difficult or impossible to predict our future results of operations.

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

The markets for rapid technological advances, evolving industry standards, recurring changes in end user requirements characterize the markets we face for our products. In addition, these markets involve frequent new product introductions and changes in voice and data service offerings by service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process, and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent product development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. We may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, we may change or delay our product road map, which may negatively impact or delay new or improved product advances. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

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

We have incurred significant losses since inception, and expect that we will experience net losses and negative cash flow for the foreseeable future. As of March 31, 2004, we had an accumulated deficit of approximately $90.5 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

We have large fixed expenses and will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, our expected operating expenses, and the rate at which competition in the telecommunications equipment industry is intensifying, we may be unable to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

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

We do not expect our order backlog to be significant at the beginning of any quarter for the foreseeable future. Accordingly, in order to achieve our revenue objectives, we will need to obtain additional orders in each quarter for shipment in that quarter. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, we may experience delays in our ability to ship our products. We may incur additional costs and expenses if we allow customers to cancel orders within negotiated time frames or delay scheduled delivery dates without significant penalty. If we fail to ship products by the end of a quarter, our operating results would be materially and adversely affected for that quarter.

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

Because our markets are highly competitive and dominated by large, well-financed companies, we may be unable to compete effectively.

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

Our strategy includes developing products for the local access network, or local loop, that incorporate Ethernet and Internet Protocol technology. If these technologies are not widely adopted by telecommunications carriers operating in the local loop, demand for our products based on Ethernet and Internet protocol may never develop. As a result, we may be unable to recoup our expenses related to the development of these products and our results of operations would be harmed.

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

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30741), except as disclosed in Note 7—Legal Proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On November 18, 2003, a special committee of our board of directors authorized 3,000,000 shares of a new series of preferred stock, designated as our series A-2 preferred stock. In 2003, we sold 1,650,910 shares of series A-2 preferred stock for net proceeds of $16.4 million.

During the quarter ended March 31, 2004, we sold 420,000 shares of Series A-2 Preferred Stock for $4,200,000.

The rights, preferences, and privileges of our series A-2 preferred stock are described in the Current Reports on Form 8-K that we filed with the Securities and Exchange Commission on November 21, 2003 and March 12, 2004, in each case with all attached exhibits

Subsequent Financing Event

On April 1, 2004, we completed the final closing of the private placement portion of our series A-2 preferred stock financing with the investment of approximately $1.5 million from existing investors. Details of the final closing are described in our Current Report on Form 8-K filed on April 2, 2004.

Purchase agreement amendment; termination of convertible note negotiations; decrease of the new investor Warrants

Amendments to previously filed series A-2 preferred stock transaction agreements

In March, 2004, we entered into amendments to the original Series A-2 Preferred Stock Purchase Agreement executed in 2003. The amendments:

•	Increased the number of shares of Series A-2 preferred stock that we were entitled to sell under the original purchase agreement from 2,000,000 to 2,070,910.

•	Made investors purchasing at the final closing of the financing parties to the original purchase agreement.

•	Each of the other investors in the financing agreed that we would grant a new investor a warrant to acquire additional shares of series A-2 preferred stock on the terms described below.

•	We agreed to file with the SEC a registration statement covering the resale of shares of common stock issuable upon conversion of the series A-2 preferred stock (including the shares issuable upon exercise of the new investor’s warrant discussed below) and the convertible notes and upon exercise of the convertible note commitment warrants described below. In addition, the registration statement would seek to register for resale shares of common stock that were issued in 2003 upon the automatic conversion of a series of preferred stock that was sold in December 2002.

•	Holders of our series A-2 preferred stock agreed not to consent to any automatic conversion of the series A-2 preferred stock and not to waive the application of the liquidation rights of the series A-2 preferred stock set forth in our certificate of incorporation unless the new investor also agrees.

•	Additional rights granted to the new investor:

The new investor’s warrant

In March 2004, Occam has issued a new investor a warrant to acquire up to an additional $4 million of series A-2 preferred stock at an exercise price of $10.00 per share. In accordance with the terms of the warrant, the amount of the series A-2 preferred stock subject to the warrant was reduced to $2.268 million in April 2004 following the sales of an additional $1.532 million of series A-2 preferred stock to existing investors. The amount that the new investor may acquire will be further reduced by an amount equal to the amount in excess of $1.5 million that Occam raises in the contemplated rights offering. If the proceeds of the rights offering are in excess of $1.5 million equals or exceeds $2.2684.0 million, then the warrant will immediately terminate. To the extent that the warrant does become exercisable, it will permit the new investor to acquire additional series A-2 preferred shares at any time during the period beginning on the first business day after the rights offering has closed and ending on September 8, 2005.

The series A-2 preferred stock warrants issued to the new investor are more completely described in the April 2, 2004 Current Report on Form 8-K.

•	Board rights agreement

As an inducement to the new investor to purchase series A-2 preferred stock, we entered a board rights agreement with the new investor. Under the terms of the agreement, in connection with any meeting of stockholders at which directors will be elected, the new investor may require us to nominate a designee of the new investor for election to the board of directors and to include the nomination in any stockholder solicitation materials relating to the election. We are then required to use our commercially reasonable efforts to cause the election of the designee and to maintain the designee as a director.

In addition, the new investor may at any time request that our board of directors appoint a designee of the new investor to serve as a director. In such event, we have agreed to use our commercially reasonable efforts to cause the designee to be appointed to the board, to cause the nomination of the designee in connection with subsequent stockholder solicitations to elect directors, to recommend election of the new investor designee as part of any such solicitation, and to maintain the status of the designee as a director.

If the new investor has not designated a director, we have agreed to permit one representative of the new investor to attend and participate in board meetings in a non-voting observer capacity. We are entitled to exclude the director under circumstances where the attendance of the designee would jeopardize attorney-client privilege, where the new investor has a conflict-of-interest with respect to the matters being discussed, and where the new investor’s attendance would result in our violating a confidentiality agreement with a third party.

As part of the letter agreement, the new investor agreed to maintain the confidentiality of our material non-public information that it may obtain as a result of its rights under the agreement. The new investor’s rights under the letter agreement will terminate if the new investor and its affiliates no longer hold at least 50% of the series A-2 preferred stock originally purchased by the new investor or common stock issued on conversion of such number of shares of series A-2 preferred stock The agreement will also terminate upon a merger, acquisition, or similar transaction involving us where our stockholders do not hold at least a majority of the outstanding voting securities of the surviving or successor entity or its parent.

The board rights agreement between the new investor and us is attached as Exhibit 4.9 to the April 2, 2004 Current Report on Form 8-K.

•	Management rights agreement

We have also entered a management rights agreement with the new investor. As part of the management rights agreement, we granted the new investor certain rights to consult with and advise management and to examine our books, records, and facilities; made representations concerning our activities in certain foreign countries; and agreed to use reasonable efforts to limit the liability of any director the new investor may designate to the fullest extent permitted by Delaware law.

The management rights agreement between the new investor and us is attached as Exhibit 4.10 to the April 2, 2004 current report on Form 8-K.

Ownership of our capital stock

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock immediately prior to the initial closing of the Series A-2 preferred stock financing on November 19, 2003, as compared to beneficial ownership immediately following the final closing on March 8, 2004, assuming that the 2,070,910 currently outstanding shares of series A-2 preferred stock are converted into common stock. Based on the current $0.11 conversion price, 2,070,910 shares of series A-2 preferred stock will be convertible into approximately 188,264,546 shares of common stock upon stockholder approval of the increase in our authorized shares of common stock as described above and in the Prior 8-K. The table also reflects ownership of the series A-2 preferred stock as a separate class. The table reflects beneficial ownership for the following persons and classes of persons:

•	Each person who is the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	Each of our directors;

•	Each executive officer named in the compensation table of our proxy statement as filed with the SEC on April 30, 2003; and

•	All current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. In computing the number of shares of common stock beneficially owned, shares subject to options or warrants held by a stockholder that are exercisable within sixty days of March 8, 2004 are deemed outstanding for the purpose of determining the percentage ownership of that stockholder. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other stockholder. The outstanding warrant to acquire series A-2 preferred stock held by the new investor is not reflected in the table because it is not anticipated that it will become exercisable within sixty days of March 8, 2004. In addition, the potential issuance of common stock warrants in connection with convertible note commitments is not reflected because the number of shares cannot be determined unless and until actual commitments, if any, have been made. As of November 19, 2003, we had 266,772,592 shares of common stock and no shares of series A-2 preferred stock outstanding. As of March 31, 2004, we had 267,757,534 shares of common stock outstanding and 2,070,910 shares of series A-2 preferred stock outstanding. In connection with the sale of additional shares of series A-2 preferred stock to prior investors, we amended the Series A-2 Preferred Stock Purchase Agreement, which we had previously amended on March 8, 2004 in connection with the new investor’s investment. Amendment No. 2 to the stock purchase agreement, dated as of April 1, 2004, is filed as Exhibit 4.11 to the April 2, 2004 Current Report on Form 8-K.

The principal changes affected by the second amendment were to increase the number of shares of series A-2 preferred stock we could issue under the purchase agreement by a sufficient number of shares to permit the additional sales to prior investors and to terminate provisions included in the March 8, 2004 amendment relating to obtaining commitments to purchase our convertible notes. As disclosed in our Current Report on Form 8-K filed on March 12, 2004, in connection with the issuance of series A-2 preferred stock to the new investor, our existing investors and the new investor agreed to negotiate with us concerning providing commitments to purchase our convertible promissory notes. The recent additional equity investments from prior investors were made in lieu of the convertible note agreements. The provisions of the first amendment relating to the convertible notes have been terminated, and we do not currently anticipate entering into any agreement with our existing investors with respect to the convertible promissory notes.

As previously disclosed in our current report on form 8-k that we filed with the securities and exchange commission on March 12, 2004, we issued warrants on March 8, 2004 to investment funds affiliated with the new investor to acquire up to $3.8 million of series A-2 preferred, subject to various conditions, including potential reductions in the $3.8 million based on our ability to obtain additional financing. As a result of the $1.5 million investment from prior investors, the amount currently subject to the new investor warrants has been reduced to approximately $2.3 million.

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

B. Reports on Form 8-K

On January 28, 2004, the Registrant filed a Current Report on Form 8-K regarding a press release it had filed reporting its fourth quarter 2003 financial results (furnished under Item 12 of Form 8-K).

On March 18, 2004, the Registrant filed a Current Report on Form 8-K regarding Amendment No. 1 to the Series A-2 Convertible Preferred Stock Purchase Agreement, and the Second Amended and Restated Investors Rights Agreement.

On April 2, 2004, the Registrant filed a Current Report on Form 8-K regarding the final close and Amendment No. 2 to the Series A-2 Convertible Preferred Stock Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2004

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