Form 10-Q
period 2004-06-30
OCCAM NETWORKS INC/DE
filed 2004-08-16
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2004

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

Number of shares of Common Stock outstanding as of August 3, 2004, 268,064,381 shares.

In this Report, the “Company” refers to Occam Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,974	$14,586
Restricted cash	935	935
Accounts receivable	2,737	2,342
Inventories	3,076	2,254
Prepaid expenses and other current assets	1,397	1,077

Total current assets	18,119	21,194
Property and equipment, net	1,821	1,937
Other assets	219	273

Total assets	$20,159	$23,404

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,496	$3,001
Accrued expenses	3,817	2,377
Capital lease obligations and notes payable, current portion	542	708

Total current liabilities	6,855	6,086
Capital lease obligations and notes payable, non current portion	757	998

Total liabilities	7,612	7,084
Commitments and contingencies (notes 5 and 7)
Redeemable Preferred Stock
Series A-2 convertible preferred stock, no par value, authorized – 3,000 shares, 2,224 and 1,651 issued and outstanding at June 30, 2004 and December 31, 2003, respectively, liquidation preference of $66,723 and $49,527 at June 30, 2004 and December 31, 2003, respectively	21,035	16,381
Series A-2 convertible preferred stock warrant	210	—
Stockholders’ deficit:
Common stock, $0.001 par value, 400,000 shares authorized; 267,758 and 266,988 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	268	267
Additional paid-in capital	87,465	87,238
Warrants	454	454
Deferred compensation	(1,006)	(1,627)
Accumulated deficit	(95,879)	(86,393)

Total stockholders’ deficit	(8,698)	(61)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$20,159	$23,404

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sales	$3,185	$1,280	$6,425	$2,731
Cost of revenue	4,165	1,271	7,540	2,458

Gross profit (loss)	(980)	9	(1,115)	273
Operating expenses (1):
Research and product development	1,928	3,692	3,985	7,072
Sales and marketing	1,854	1,484	3,215	3,129
General and administrative	582	536	1,110	1,230

Total operating expenses	4,364	5,712	8,310	11,431

Loss from operations	(5,344)	(5,703)	(9,425)	(11,158)
Interest expense, net	(26)	(32)	(61)	(52)

Loss before income taxes	(5,370)	(5,735)	(9,486)	(11,210)
Provision for income tax	—	—	—	5

Net loss	(5,370)	(5,735)	(9,486)	(11,215)
Interest attributable to common stock potentially subject to rescission, net of reversal	—	700	—	500
Beneficial conversion feature	(557)	—	(3,067)	—

Net loss attributable to common stockholders	$(5,927)	$(5,035)	$(12,553)	$(10,715)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	267,710	173,572	267,358	156,187

(1) Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$178	$250	$379	$494
Sales and marketing	35	44	72	93
General and administrative	10	27	34	54

	$223	$321	$485	$641

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating activities:
Net loss	$(9,486)	$(11,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	1,157
Amortization of deferred compensation	485	641
Amortization of deferred financing costs	53	17
Changes in current assets and liabilities:
Accounts receivable	(395)	(399)
Inventories	(822)	(66)
Prepaid expenses and other current assets	(331)	(188)
Accounts payable and accrued expenses	935	(833)

Net cash used in operating activities	(8,822)	(10,886)
Investing activities:
Net purchases of property and equipment	(624)	(508)
Other assets	12	16
Restricted cash	—	(750)

Net cash used in investing activities	(612)	(1,242)
Financing activities:
Proceeds from issuance of series A preferred stock	—	1,035
Proceeds from issuance of series A-2 preferred stock	5,170	—
Proceeds from exercise of stock options, net of repurchases of unvested common stock	59	45
Proceeds from notes payable	—	854
Repayments of capital lease obligations	(407)	(401)

Net cash provided by financing activities	4,822	1,533

Decrease in cash and cash equivalents	(4,612)	(10,595)
Cash and cash equivalents at beginning of period	14,586	18,496

Cash and cash equivalents at end of period	$9,974	$7,901

Supplemental disclosure of non-cash transactions:
Conversion of series A preferred stock to common stock	—	$11,846

Conversion of common stock potentially subject to rescission to common stock	—	$10,000

Interest paid	$68	$110

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Six months ended June 30, 2004

	Series A-2 Preferred Stock		Series A-2 Preferred	Common Stock		Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Stock Warrants	Shares	Amount
Balance at December 31, 2003	1,651	$16,381	$—	266,988	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options				848	1			59		60
Shares repurchased				(78)
Amortization of deferred stock-based compensation							485			485
Reversal of deferred stock-based compensation on forfeiture of stock options							136	(136)		—
Issuance of series A-2 preferred stock and warrants, net of issuance costs	573	4,654	516							—
Record beneficial conversion feature		(2,893)	(480)					3,371		3,371
Amortize beneficial conversion feature		2,893	174					(3,067)		(3,067)
Net loss									(9,486)	(9,486)

Balance at June 30, 2004	2,224	$21,035	$210	267,758	$268	$454	$(1,006)	$87,465	$(95,879)	$(8,698)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three- and six-month periods ended

June 30, 2004 and 2003 is unaudited)

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

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, Occam has devoted substantial efforts and capital resources on development and improvement of its products. Based on its current operating plans, management believes it will have to raise additional funding through either debt or equity financing to meet operating and capital requirements through June 30, 2005.

Management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers; focus on cost reductions, and offering additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that Occam does not meet its current operating plan as expected, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2003 is derived from the Company’s audited financial statements included in its Annual Report on Form 10-K. These financial statements reflect all material adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

The Company manages its activities based on 13-week accounting quarters. Accordingly, the actual period end dates for the periods ended June 30, 2004 and June 30, 2003 were June 27, 2004 and June 29, 2003, respectively. The Company’s reporting period is based upon a calendar quarter, which includes activity through the preceding Sunday. Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of sales arrangements exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. The Company allows credit for products returned within its policy terms. The Company provides training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the periods of sale. The Company further warrants its products for periods up to 5 years and records an estimated warranty costs when revenue is recognized.

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until payment has been received. In these cases, the Company does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$309	$716
Work-in-process	532	465
Finished goods	2,235	1,073

	$3,076	$2,254

3.	FINANCING ARRANGEMENTS

Capital Lease Lines of Credit

In December 2000, Occam secured a capital lease line of credit from a financial institution, which allowed financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. As of June 30, 2004, the outstanding principal was approximately $509,000, of which approximately $395,000 was current.

The Company has secured capital lease commitments from two lenders for $179,000 of furniture, computer and other equipment financing, which bears interest at rates from 10% to 15.8%, and is collateralized by the purchased equipment. At June 30, 2004, the outstanding principal was approximately $7,400, all of which was current.

Revolving Line of Credit and Equipment Financing Facility

During 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. As of June 30, 2004, no amounts were outstanding under the revolving line of credit, and approximately $282,000 was outstanding under the equipment financing facility, of which $140,000 was current. The revolving line of credit expired on June 30, 2004, and an extension of the facility is currently being negotiated.

4.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Numerator:
Net loss attributable to common stockholders	$(5,927)	$(5,035)	$(12,553)	$(10,715)

Denominator (basic and diluted):
Weighted average shares outstanding	267,757	174,778	267,530	157,796
Less: Weighted average common shares subject to repurchase	47	1,206	172	1,609

Weighted average shares used to compute basic and diluted net loss per share	267,710	173,572	267,358	156,187

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.05)	$(0.07)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	June 30,
	2004	2003
Unvested shares of common stock subject to repurchase	47	989
Warrants	1,937	1,745
Stock options	45,353	32,566

Common stock equivalents	47,337	35,300

The Series A-2 preferred stock becomes convertible, at the election of the stockholder, on the approval of the stockholders to increase the number of authorized shares of the Company’s common stock. Upon the approval of the stockholders, 272,727,000 shares of common stock will be reserved for the conversion of he Series A-2 preferred stock.

5.	COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Rent expense for the quarter and six-month period ended June 30, 2004 are $160,000 and $357,000 respectively. The Company also leased certain equipment and software under noncancelable capital lease agreements. Approximate minimum commitments under noncancelable operating and capital leases and equipment financing are as follows (in thousands):

Period ending December 31	Capital Leases and Equipment Financing	Operating Leases
2004	$338	$388
2005	441	628
2006	72	471

Total minimum lease payments	851	$1,487

Less amount representing interest	(53)

Present value of lease payments	$798

Purchase Commitments

As of June 30, 2004, the Company had $482,000 in accrued expenses for purchase commitments and outstanding payments due to a former contract manufacturer.

Royalties

The Company licenses certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products.

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004 and December 31, 2003.

Purchase Orders

Under the terms of the Company’s contract manufacturer agreement, the Company is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. At of June 30, 2004, open purchase orders with the contract manufacturer were $5,225,973.

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

	Six month period ended June 30,
	2004	2003
Warranty liability at the beginning of year	$331	$150
Accruals during period	484	—
Warranty utilization	(350)	(20)

	$465	$130

6.	STOCK OPTIONS—FAIR VALUE DISCLOSURES

Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 using the Black-Scholes option valuation model, its pro forma net loss and net loss per share attributable to common stockholders would not be materially different from reported net loss and net loss per share attributable to common stockholders.

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period and the following assumptions were used:

	June 30, 2004	June 30, 2003
Risk free interest rate	4.0%	4.0%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	80%	80.0%

7.	LEGAL PROCEEDINGS

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934

(“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with our June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. In each instance the plaintiffs were given 30 days’ leave to amend their 1934 Act claims. The plaintiffs filed their third amended complaint and the Company filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. Subsequently, the parties agreed to enter into mediation that occurred on October 1, 2003. At the mediation the parties and the Company’s insurance carrier reached a tentative settlement that is subject to Court and shareholder class approval, whereby the insurance carrier paid the entire $8 million settlement, leaving no obligation for the Company. The members of the shareholder class have approved the settlement and the Court has approved the settlement and dismissed the complaint with prejudice on June 28, 2004.

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

8.	SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 8, 2004, the Company sold 420,000 shares of series A-2 preferred stock raising gross proceeds of $4.2 million and issued a warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock. The net proceeds from the issuance of the series A-2 preferred stock and warrant of $3.85 million, was allocated $516,000 and $3,331,000, based on the estimated relative fair market value of the warrant and the series A-2 preferred stock, respectively. On April 1, 2004, the Company sold 153,200 shares of the Series A-2 preferred stock raising gross proceeds of $1.5 million. The series A-2 preferred stock sold is entitled to the same rights and preferences as existing series A-2 preferred stock as disclosed in our 10-K for the year ended December 31, 2003. The series A-2 preferred stock issuable under the warrant was reduced to $2.268 million in April 2004 as the

Company sold an additional $1.532 million in series A-2 preferred stock to existing investors in accordance with the terms of the warrant and are entitled to the same rights and preferences as the existing series A-2 preferred stock as disclosed in our 10-K for the year ended December 31, 2003. The warrant terminates if the Company raises additional proceeds in excess of $3.8 million no later than September 8, 2005. The series A-2 preferred stock and warrant have been presented in mezzanine equity, outside of stockholders’ equity.

Currently, the Company does not have a sufficient number of authorized shares of common stock to permit conversion of the series A-2 preferred stock. The Company intends to seek stockholder approval, at its upcoming annual meeting of stockholders, of an amendment to its existing certificate of incorporation to increase the number of authorized shares of common stock that the Company may issue. No holder of series A-2 preferred stock will be entitled to convert any shares of series A-2 preferred into common stock until stockholder approval has been obtained. Upon receipt of stockholder approval, each outstanding share of series A-2 preferred stock will be convertible at a conversion price of $0.11, subject to adjustments, as defined. In addition, all outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.66%) of the then outstanding shares of series A-2 preferred stock.

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

The Company believes that the vote to increase the number of shares of authorized common stock to allow for conversion of the series A-2 preferred stock is perfunctory, as sufficient votes have been obtained as a result of these voting agreements. Accordingly, the Company further believes it is perfunctory that the series A-2 preferred stock will become convertible. Therefore during the three and six month periods ended June 30, 2004 the Company recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $418,000 and $2,893,000, respectively, relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible. The Company also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the quarter and six month periods ended June 30, 2004, the Company recorded $139,000 and $174,000, respectively, of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. The Company encourages you to review the information under the caption “Risk Factors,” beginning on page 19, for a discussion of some of the risks and uncertainties facing Occam and its business.

Overview

From its inception through June 30, 2004, Occam has incurred cumulative net losses of approximately $95.9 million. The Company expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business. The Company’s financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During November and December 2003, the Company sold shares of Series A-2 preferred stock to certain existing investors for net proceeds of $16.4 million. In March 2004, the Company raised an additional $4.2 million from sales of Series A-2 preferred stock, $4.0 million of which was raised from Alta Partners, which had not previously invested in Occam. In April 2004, the Company raised $1.5 million from existing investors through the sale of Series A-2 preferred stock.

The Company has increased its revenues over last year, through new product introductions, particularly the introduction of the BLC 6000 system product line, which was introduced in the third quarter of 2003. The Company has funded its operations primarily through the sale of equity securities and debt borrowings.

During December 2002 and January 2003, the Company sold shares of Series A preferred stock to certain existing investors for net proceeds of $11.8 million, and subsequently converted these shares to shares of common stock.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, litigation and valuation of deferred income tax assets. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Occam’s sales are generated from sales arrangements which require revenue recognition judgments, particularly in the area of customer acceptance. The terms and conditions of acceptance of the product for each sales agreement will dictate when sales revenue will be recognized. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until payment has been received. In these cases, the Company does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. The Company allows credit or replacement for products returned within its policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been utilized. The Company provides post-sales technical support on a fee basis. The Company provides hardware warranty for its products for five years and makes provisions for that expense at the time of sale. The Company provides customer support and software maintenance for one year at no cost. After that time it is done on a fee basis. The Company records an estimate of warranty costs when revenue is recognized based on actual history and projected returns and failure rates and repair costs.

The Company’s inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, it is required to make judgments as to future demand and market conditions and compare them with current inventory levels. If actual future demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

The Company evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 7 to the accompanying financial statements. The Company accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. As additional information becomes available, the Company assesses the potential liability related to pending litigation and revises its estimates. Such revisions in the estimated potential liability could materially impact the Company’s results of operations and financial position. The Company has not recorded an accrual for estimated loss for the securities litigation or IPO allocation cases.

Results of Operations

Three Month periods ended June 30, 2004 and 2003

Sales

Sales were $3.2 million and $1.3 million for the three-month periods ended June 2004 and 2003, respectively. The increase in sales for the three-month period ended June 2004 over the same period in the prior year is due to growth in shipments of BLC products, related accessories and cabinets.

Cost of revenue

Cost of revenue was $4.2 million and $1.3 million for the three-month periods ended June 30, 2004 and 2003, respectively. Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of sales, and gross profit during the quarter were adversely affected by additional costs of $1.6 million arising from yield problems and unusually high warranty repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As June 30, 2004, the Company had an accrual of $1.2 million to cover estimated yield and repair costs, which are anticipated to persist for at least one more quarter. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. During the quarter ended June 30, 2004, the Company saw an increase in those failures due to heavy lightning storms in certain geographic regions and accordingly increased the estimated accrual from levels that were deemed necessary as of March 31, 2004. There have been no returns related to these product issues and upon delivery, they met customer and industry quality specifications.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of the Company’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $1.9 million for the three-month period ended June 2004, a decrease of 48% from the $3.7 million for the comparable period in 2003. The decrease was primarily due to expense reduction actions the Company took during 2003 and 2004 as the Company scaled its activities into a sequential product development plan. The Company expects its research and product development expenditures for the third quarter of 2004 to be lower than expenditures for the comparable period in 2003 and remain level, relative to expenditures for the June 2004 quarter.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $1.9 million for the three-month period ended June 30, 2004, an increase of 25% from the $1.5 million for the comparable period in 2003. The increase is primarily due to an increase in employee headcount and to a write down of approximately $200,000 worth of inventory held at customer premises for trials. The Company expects its sales and marketing expenditures, excluding amortization of deferred stock based compensation, will continue to increase as it attempts to increase its revenue and market penetration.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $582,000 for the three-month period ended June 2004, an increase of 8.6% from the $536,000 expense for 2003, predominately due to an increase in professional services. The Company expects its general and administrative expenditures during the remaining six months of 2004 to remain relatively constant. The Company’s general and administrative expenditures could increase in late 2004 and into 2005, however, as the Company seeks to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Six Months ended June 30, 2004 and 2003

Sales

Sales were $6.4 million and $2.7 million for the six-month periods ended June 2004 and 2003, respectively. The 135% increase in sales for the six months ended June 2004 over the prior year period is due to growth in shipments of BLC products, related accessories and cabinets.

Cost of revenue

Cost of revenue was $7.5 million and $2.5 million for the six-month periods ended June 2004 and 2003, respectively. Cost of revenue for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of sales, and gross profit during the first six months of 2004 were adversely affected by additional costs of $2.5 million arising from yield problems and unusually high warranty repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As June 30, 2004, the Company had an accrual of $1.2 million to cover estimated yield and repair costs, which are anticipated to persist for at least one more quarter. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. There have been no returns related to these product issues and upon delivery they met customer and industry quality specifications.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of the Company’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $4.0 million for the six-month period ended June 2004, a decrease of 44% from the $7.1 million for the comparable period in 2003. The decrease was primarily due to expense reduction actions the Company took during 2003 and 2004 as it scaled its activities into a sequential product development plan. The Company expects its research and product development expenditures for the remaining six months of 2004 to be lower than expenditures for the comparable period in 2003 and remain level, relative to expenditures for the June 2004 quarter.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were $3.2 million for the six-month period ended June 30, 2004, an increase of 2.8% from the $3.1 million for the comparable period in 2003. The increase is primarily due to activities related to the Company’s anticipated future growth. The Company expects its sales and marketing expenditures, excluding amortization of deferred stock based compensation, will continue to increase as it attempts to increase its revenue and market penetration.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $1.1 million for the six-month period ended June 30, 2004, a decrease of 9.8% from the $1.2 million expense for the comparable period in 2003. The Company expects its general and administrative expenditures during the remainder of 2004 to remain relatively constant. The Company’s general and administrative expenditures could increase in late 2004 and into 2005, however, as the Company seeks to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

From inception through June 30, 2004 the Company recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of its common stock for accounting purposes and the exercise price of the options at their date of grant. The Company is amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. From inception through June 2004, the Company had reversed deferred stock compensation of approximately $4.7 million, resulting from stock option cancellations. Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows:

	Six Months Ended June 30
	2004	2003
Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$379	$494
Sales and marketing	72	93
General and administrative	34	54

	$485	$641

At June 30, 2004, the Company had $1.0 million of unamortized deferred stock compensation, which it will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

The Company’s effective tax rate for six-month periods ended June 30, 2004 and 2003 was 0% due to the Company’s net operating losses.

As of June 30, 2004, Occam’s net operating loss carryforwards were approximately $201.9 million for federal tax purposes, expiring through 2023, and $108.2 million for state tax purposes, expiring through 2013. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash and cash equivalents of $10.0 million compared with $14.6 million at December 31, 2003. The $4.6 million decrease was caused primarily by the $8.7 million cash used in operating activities partially offset by the $5.2 million net proceeds from the series A-2 Preferred Stock and Warrant offering.

Cash used in operating activities decreased from $10.9 million for the six months period ended June 30, 2003 to $8.8 million for the six month period ended June 30, 2004. The decrease was primarily caused by a decrease in operating costs of $3.1 million due to cost cutting measures partially offset by an increase in the Company’s gross loss of approximately $2.5 million due to yield problems and high warranty repair costs on certain new products.

The Company used $612,000 in investing activities, a $630,000 decrease from the prior year. This decrease was due to a $750,000 addition to restricted cash in 2003, partially offset by $116,000 increase in purchases of property and equipment in 2004 over the same period in 2003.

Cash provided by financing activities increased to $4.8 million for the six month period ended June 30, 2004 from $1.5 million for the six month period ended June 30, 2003, an increase of $3.3 million. This increase is attributable to the Company raising $5.2 million from the sale of Series A-2 preferred stock and warrants during the six-month period ended June 30, 2004, compared to raising $1.0 million and $0.9 million from the issuance of Series A preferred stock and notes payable, respectively, in the six-month period ended June 30, 2003.

The Company has approximately $482,000 in accrued expenses recorded on its balance sheet relating to purchase commitments and outstanding payments due to a former contract manufacturer. See Note 5, Commitments and Contingencies, of the “Notes to the Consolidated Financial Statements.”

During June 2003, the Company executed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾% and a ½% per annum unused line fee, which expired in June 2004. and a $500,000 equipment financing facility, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all the Company’s available assets, and are subject to certain financial and reporting covenants. Approximately $282,000 was outstanding under the equipment financing facility at June 30, 2004. The $750,000 minimum cash balance required as a covenant of this agreement has been classified as restricted cash in the Company’s balance sheet.

The Company plans to continue to devote substantial capital resources to research and development activities, as well as its sales, marketing, customer service and other corporate activities. Occam’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business

Based on its current operating plans, management believes it will have to raise additional funding through either debt or equity financing to meet operating and capital requirements through June 30, 2005. However, management cannot provide any assurance that additional sources of financing will be available when or as needed. To the extent, management does raise additional financing, it may be on terms that are unfavorable to the Company or its existing stockholders. In particular, any additional equity financing could result in substantial dilution to Company’s existing stockholders. Any debt financing could require that Company agree to financial or operational covenants that could restrict management’s flexibility in conducting its business.

Management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers; focus on cost reductions, and offering additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that Occam does not meet its current operating plan as expected, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

Working Capital

Working capital decreased $3.8 million from December 31, 2003 to $11.3 million at June 30, 2004. This decrease was caused primarily by the $4.6 million decrease in cash, offset by the $800,000 increase in inventory at June 30, 2004.

RISK FACTORS

Before you invest in Occam’s securities, you should be aware that the Company’s business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The Company’s securities are speculative, and you should not make an investment in Occam unless you can afford to bear the loss of your entire investment. The following discussion provides information concerning the material risks and uncertainties that the Company has identified and believe may adversely affect its business, our financial condition and ability to continue as a going concern, and its results of operations. Before you decide whether to invest in the Company’s securities, you should carefully consider these risks and uncertainties, together with all of the other information included in or incorporated by reference into this prospectus. The risks and uncertainties identified below are not the only risks and uncertainties the Company face. If any of the material risks or uncertainties that the Company face were to occur, you could lose part or all of your investment.

To date, sales of the Company’s BLC 6000 system products have been limited and greater demand may not develop in the future. Company has recently experienced higher than expected warranty claims with respect to these products.

Currently, the Company has few customers for its BLC 6000 system products and a small number of prospective customers. It cannot be certain that there will be a demand for our products once they are more widely available or that demand for its products will grow. Demand for Occam’s products will depend on the continued growth of data traffic volume and the Company’s prospective customers’ need to expand the capacity of existing local distribution networks. The Company does not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow or if any growth in bandwidth requirements will create a demand for its products. It is difficult to predict how the market for the Company’s products will develop and at what rate it will grow, if at all. Company has recently experienced higher than expected warranty claims relating to these products. Addressing these claims has had an adverse effect on the Company’s operating margins and has increased the Company’s use of cash in each of the last two quarters. If the Company is unable to resolve these issues, it could have an adverse effect on revenues and would impair the Company’s financial condition.

The Company has a limited operating history, which makes it difficult or impossible to predict future results of operations and the results of operations.

The Company has a very limited operating history. Accelerated Networks (the Company’s name prior to the Company’s acquisition by Occam Networks) was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999. Occam Networks, the California corporation that subsequently acquired Accelerated Networks, was incorporated in July 1999 and never shipped any products in significant volume prior to its acquisition of Accelerated. Due to the limited operating history of the Company’s historic businesses, it is difficult or impossible to predict the Company’s future results of operations.

If the Company’s products contain undetected software or hardware errors, the Company could incur significant unexpected expenses and lost sales.

The Company’s products have not yet been widely deployed. As a result, the Company cannot be sure that its products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. The Company’s customers may discover errors or defects in its products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in its products discovered in the future, or failures of the Company’s customers’ networks, whether caused by its products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding its products. Any of these occurrences could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company fails to enhance its existing products or develop and introduce new products that meet changing customer requirements and technological advances, the Company’s ability to sell its products would be materially and adversely affected.

Rapid technological advances, evolving industry standards, and recurring changes in end user requirements characterize the markets the Company face for its products. In addition, these markets involve frequent new product introductions and changes in voice and data service offerings by service providers. The Company’s future success will depend significantly on its ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process, and the Company may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. The Company may also experience design, manufacturing, marketing and other difficulties that could delay or prevent product development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that the Company manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. The Company may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, the Company may change or delay its product road map, which may adversely impact or delay new or improved product advances. If the Company is not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if its new products or enhancements fail to achieve market acceptance, its business, financial condition and results of operations would be materially and adversely affected.

The Company may invest a significant amount of its resources to develop, market and sell its products and may not realize any return on this investment.

The Company may invest a significant amount of its resources to develop, market and sell its products. If the Company’s products do not quickly achieve market acceptance, they may become obsolete before enough revenue has been generated from the sales of these products to realize a sufficient return on investment. Furthermore, the rapidly changing technological environment in which the Company operates can require the frequent introduction of new products, resulting in short product lifecycles. In addition, the Company may need to write-down inventories to reduced values or write-off excess and obsolete inventory. If the Company incur substantial development, sales, marketing and inventory expenses that the Company are unable to recover, and are unable to compensate for such expenses, its business, financial condition and results of operations could be materially and adversely affected.

The Company operates in a market that has experienced a prolonged and significant economic slowdown, which will make it difficult or impossible to predict the future results of its operations.

The current market for telecommunications equipment is characterized by a continued drastic reduction in the spending patterns of its current and prospective customers. This reduction in spending has led to an overall decrease in demand for its products and has caused significant shortfalls in its revenues. The Company cannot predict whether there will be a market for its products in the future. As a result, the Company’s revenues and the market for its products may not be sufficient to support its ongoing operations in the foreseeable future.

The Company has a history of losses, and as a result the Company may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

The Company has incurred significant losses since inception and expects that the Company will experience net losses and negative cash flow for the foreseeable future. As of June 30, 2004, the Company had an accumulated deficit of approximately $95.9 million. The Company expects its net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that the Company will ever generate sufficient net revenue to achieve or sustain profitability.

The Company has large fixed expenses and will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. In particular, given the deteriorating market conditions in the telecommunications equipment industry, its expected operating expenses, and the rate at which competition in the telecommunications equipment industry is intensifying, the Company may be unable to adequately control its costs and expenses or achieve or maintain adequate operating margins. As a result, the Company’s ability to achieve and sustain profitability will depend on its ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

The Company’s financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditors’ report on its financial statements as of and for the fiscal year ended December 31, 2003 included an explanatory paragraph which states that since inception the Company has incurred net operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern.

The long sales and implementation cycles for the Company’s products may cause its revenue and operating results to vary significantly.

A customer’s decision to purchase the Company’s products often requires a significant commitment of resources from the customer and usually involves a lengthy product evaluation and qualification process prior to any firm purchase commitment. As a result, the Company may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. In addition, the Company’s sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom the Company is selling. Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of the Company’s prospective customers. As a result of the above factors, the Company’s quarterly revenue and operating results may vary significantly.

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

The Company may fail to meet its revenue targets or experience significant quarterly revenue fluctuations if the Company fails to maintain and manage a consistent order backlog or if the Company experience product shipment delays.

The Company does not expect its order backlog to be significant at the beginning of any quarter for the foreseeable future. Accordingly, in order to achieve its revenue objectives, the Company will need to obtain additional orders in each quarter for shipment in that quarter. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, the Company may experience delays in its ability to ship its products. The Company may incur additional costs and expenses if the Company allows customers to cancel orders within negotiated time frames or delay scheduled delivery dates without significant penalty. If the Company fails to ship products by the end of a quarter, its operating results will be materially and adversely affected for that quarter.

The Company’s prospective customers may have financial constraints, which may limit their ability to purchase new products.

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase the Company’s products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase its products. Some telecommunications service providers have recently implemented significant capital expenditure reductions, which may reduce their ability or willingness to purchase new products. The Company’s customers may also include smaller, start-up companies that could experience cash flow problems, resulting in the Company’s being unable to collect amounts due.

If the Company fails to accurately predict its manufacturing requirements, the Company could incur additional costs or experience manufacturing delays.

Lead times for the materials and components that the Company order from its contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If the Company overestimates its component requirements, its contract manufacturers may purchase excess inventory. If the contract manufacturers purchase excess inventory that is unique to the Company’s products, the Company could be required to pay for these excess parts and recognize related inventory write-down costs. If the Company underestimates its component requirements, its contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipments and revenue. Furthermore, the Company does not have a long-term supply contract with its primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, the Company will not be able to guarantee that its contract manufacturers will be able to provide enough products to meet its requirements at a commercially reasonable price. If the components the Company requires are not unique to its products, and such components are in high demand, the Company cannot guarantee that its contract manufacturers will be able to fulfill its demand. As a result, the Company may experience shortages of certain components from time to time, which could delay the manufacturing of its products and recognition of revenue and could impair its relationships with customers. A number of components for the Company’s products are available from sole or limited sources, as described below.

Because the Company depends on a small number of outside contractors to manufacture its products, its operations could be delayed or interrupted if the Company encounters problems with any of these contractors.

The Company does not have internal manufacturing capabilities and rely on a small number of outside contractors to build its products. This reliance involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of the Company’s current or previous manufacturers are unable or unwilling to continue manufacturing its products in required volumes and at high quality levels, the Company will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to the Company when needed or may not be in a position to satisfy its production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require the Company to reduce its supply of products to its customers, which in turn could have a material adverse effect on its customer relations, business, financial condition and results of operations.

The Company depends on sole source and limited source suppliers for key components, and if the Company is unable to buy these components on a timely basis, the Company will not be able to deliver its products to its customers.

The Company depends on sole source and limited source suppliers for key components of its products. Any of the sole source suppliers upon which the Company relies could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, it competitors. As a result, these sole source suppliers may stop selling their products or components to the Company at commercially reasonable prices, if at all. Any such interruption or delay and the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time would adversely affect the Company’s ability to meet scheduled product deliveries to its customers and would materially and adversely affect its business, results of operations and financial condition. Primarily these parts are semiconductor components. While parts from another vendor could replace any of these components, the Company would be required to redesign the board and it would cost both time and money, including increased development expense and lost revenues.

If the development and adoption of relevant industry standards do not occur on a timely basis, the Company’s products may not achieve market acceptance.

The Company’s ability to achieve market acceptance for its products will depend in part on the timing and adoption of industry standards for new technologies in its relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology. The existence of multiple competing standards may also retard or delay the development of a broad market for its products. The Company may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, the Company’s products may not comply with eventual industry standards, which could hurt the Company’s ability to sell its products and also require the Company to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of the Company’s products depends upon widespread market acceptance of its underlying technologies.

The Company’s customers are subject to government regulation, and changes in current or future laws or regulations that adversely affect its customers could harm its business.

The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry, including the Company’s customers. Future FCC regulations affecting the broadband access industry, the Company’s customers, or the service offerings of these customers, may harm its business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of its customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially and adversely affect the broadband telecommunications and data industry in which the Company’s customers operate. To the extent the Company’s customers are adversely affected by laws or regulations regarding their business, products or service offerings, this would be expected to result in a material and adverse effect on its business, financial condition and results of operations.

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

In addition, the Company’s key competitors may establish proprietary standards, which may not be made available to the Company. As a result, the Company’s products may not be interoperable with its customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of the Company’s potential customers will require that its products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If the Company’s products cannot operate in such an environment, they may not achieve market acceptance and its ability to generate revenue would be seriously impaired.

Inability to protect the Company’s intellectual property could adversely affect its ability to compete.

The Company depends on its proprietary technology for its success and ability to compete successfully in its market. The Company currently holds seven issued patents and have several patent applications pending. The Company will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. Existing copyright, trademark and trade secret laws will afford the Company only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Any infringement of the Company’s proprietary rights could result in significant litigation costs. Further, any failure by the Company to adequately protect its proprietary rights could result in its competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Despite the Company’s efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of its products or to obtain and use information that the Company regards as proprietary. Accordingly, the Company may be unable to protect its proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of its products would be difficult for the Company. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on its business, financial condition and operating results.

If necessary licenses of third party technology are not available to the Company, or are prohibitively expensive, the Company may be unable to develop new products or product enhancements, which would seriously impair its ability to compete effectively.

Periodically, the Company may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to the Company on commercially reasonable terms, if at all. The Company’s inability to obtain necessary third-party licenses may force it to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of its products and which would result in a material and adverse effect on its business, financial condition and results of operations.

The Company could become subject to litigation regarding intellectual property rights that could seriously harm its business.

The Company may be subject to intellectual property infringement claims that are costly to defend and could limit its ability to use some technologies in the future. The Company’s industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to its business. In addition, in the Company’s agreements, the Company may agree to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that the Company’s products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require the Company to modify its products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to the Company on acceptable terms, if at all.

The Company may be unable to raise additional capital to fund its future operations.

The Company continues to operate at a loss and could require a further infusion of cash in the future. In particular, the Company’s cash “burn” rate has been higher than previously anticipated in the last two quarters because the Company was required to spend increased amounts to address product warranty issues. Management believes that it will be required to raise additional capital either in the form of debt or equity financing, before June 2005. In addition the terms of any financing, if available, could be unfavorable to the Company and its stockholders and could result in substantial dilution to the equity and voting interests of the Company’s stockholders. There is no guarantee that the Company would be able to raise the additional funding when or if it is required.

If the Company is unable to retain and hire qualified personnel, the Company may not be able to successfully achieve its objectives.

The Company’s success depends upon the continued service of some executive officers and other key personnel and its ability to hire additional key personnel in the future. The loss of the services of any key management personnel, or key sales personnel and engineers, could materially and adversely affect its business, financial condition and results of operations.

If the Company become subject to unfair hiring claims the Company could incur substantial defense costs.

Companies in the telecommunications equipment industry whose employees and former employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. For example, the Company has received claims of this kind in the past and may receive claims of this kind in the future. Those claims may result in material litigation costs. The Company could incur substantial costs in defending itself against these claims, regardless of their merits, which would have a material and adverse effect on its business, financial condition and results of operations.

The Company’s business could be shut down or severely affected if a natural disaster or other unforeseen catastrophe occurs.

The Company’s business and operations depends on the extent to which its facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions the Company has taken, a natural disaster or other unanticipated problem could, among other things, hinder its research and development efforts, delay the shipment of its products and affect its ability to receive and fulfill orders. For example, because the final assembly and assembled product testing of its product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on its business, results of operations and financial condition. While the Company believes that its insurance coverage is comparable to those of similar companies in its industry, it does not cover all natural disasters, in particular, earthquakes or floods.

The Company’s common stock is currently traded on the over the counter market, and the liquidity of its stock is limited.

The Company’s common stock is currently traded on the Over-the-Counter (OTC) Bulletin Board. Trading on the OTC Bulletin Board may adversely affect its stock price and liquidity and the ability of its stockholders to purchase and sell its shares in an orderly manner. In particular, limited trading volumes and liquidity may mean that stockholders are unable to purchase or sell the Company’s common stock in the amounts and at the times they wish. Trading volume in the Company’s common stock tends to be modest relative to its total outstanding shares, and the price of its common stock may fluctuate substantially (particularly in percentage terms) without regard to news about Occam or general trends in the stock market

The Company faces certain litigation risks that could harm its business.

The Company is currently named as a defendant in securities class action lawsuits. The results of these lawsuits are difficult to predict. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on its financial position, liquidity, or results of operations and could seriously harm its financial condition. Even if these lawsuits are not resolved against the Company, the uncertainty and expense could seriously harm its business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be significant. The defense of these lawsuits could also result in continued diversion of management’s time and attention away from business operations, which could harm its business.

Because the Company’s markets are highly competitive and dominated by large, well-financed companies, the Company may be unable to compete effectively.

Competition in the communications networking equipment market is intense and the Company expects competition to increase. Primarily manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Advanced Fibre Communications, Inc, dominate the market for networking equipment. A number of emerging companies have developed or are developing products that may compete with its products. Many of its competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than the Company. As a result, they may also have a substantial advantage over the Company in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of the Company’s competitors have built long-standing relationships with some of its potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, the Company must continue to invest significant resources in research and development, sales, marketing and customer support. The Company may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell its products to carriers who have prior relationships with its competitors.

If the Company cannot compete successfully against its competitors, the Company could be materially and adversely affected by:

•	significant reductions in demand for any of its products;

•	delays or cancellations of future customer orders;

•	reductions of the prices on any of the Company’s products; or

•	increases in the Company’s expenses.

If the integration of Ethernet and Internet Protocol into the local access networks does not develop or is delayed, the Company’s results of operations and financial condition could be materially affected.

The Company’s strategy includes developing products for the local access network, or local loop, that incorporate Ethernet and Internet Protocol technology. If these technologies are not widely adopted by telecommunications carriers operating in the local loop, demand for its products based on Ethernet and Internet protocol may never develop. As a result, the Company may be unable to recoup its expenses related to the development of these products, and its business, results of operations, and financial condition would be harmed.

If the Company is unable to collect receivables from its customers, the Company may be required to defer or write off such receivables, which may adversely impact its operating results, working capital and liquidity.

Market conditions in the telecommunications equipment industry have deteriorated significantly and many of the Company’s customers and potential customers have experienced financial difficulties, including bankruptcy, and the Company may have significant difficulties in collecting accounts receivables in the future. Accordingly, the Company may be required to defer or write off a significant amount of its accounts receivable, which may adversely impact its operating results, working capital and liquidity.

If the Company’s revenue and operating results fall below analysts’ and investors’ expectations, its stock price may decline below its current price and may not recover from such decline.

The Company’s quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of its control. If the Company’s quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of its common stock could significantly decline.

The Company’s executive officers, directors, and their affiliates hold a large percentage of its stock, and their interests may differ from other stockholders.

The Company’s executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of its common stock. In particular, investment funds affiliated with U.S. Venture Partners, New Enterprise Associates, and Norwest Venture Partners collectively control approximately 70.6% of the Company’s outstanding voting stock, and a representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to its certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that currently controls approximately 18.0% of the Series A-2 preferred stock and 7.7% of its total outstanding voting stock has a contractual right at any time to designate a director to serve on its board.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect the Company’s reported results of operations.

For example, any changes requiring that the Company record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on the Company’s reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require the Company to record charges to earnings for employee stock option grants. This pending requirement would negatively impact the Company’s earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of the Company’s employee stock options are misstated, securities class action litigation could be brought against it and/or the market price of its common stock could decline.

In connection with mergers, acquisitions, and similar transactions involving Occam, holders of our Series A-2 preferred stock will be entitled to receive a substantial liquidation preference before any payments or distributions may be made to common stockholders.

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock, may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock held by the common stockholder. Our Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred. Each share of outstanding Series A-2 preferred stock was sold for $10, and each share, if any, sold in our anticipated rights offering will be sold at the same price per share. In connection with a liquidation or dissolution of Occam, which includes acquisitions of Occam or sales of all or substantially all of its assets, holders of Series A-2 preferred stock will be entitled to receive $15 for each share of Series A-2 preferred stock they hold before any payments may be made to holders of common stock. If the proceeds, consideration, or assets, as the case may require, available for distribution to stockholders are not sufficient to pay the full $15 liquidation preference per Series A-2 share, the available proceeds, consideration, or assets will be distributed on a pro-rata basis among holders of Series A-2 preferred stock, and holders of common stock will receive nothing. In addition, after the liquidation preference has been paid, holders of Series A-2 preferred stock will participate on a share-for-share “as-converted” basis with holders of common stock in any additional distributions or payments, until such time as the holders of Series A-2 preferred stock have received 300% of their original purchase price or $30 per share. As a result of the Series A-2 liquidation preference and participation right, a holder of shares of Series A-2 preferred stock may receive a substantially larger distribution or payment than a holder of the same number of shares of common stock into which such holder’s Series A-2 preferred stock is convertible. In addition, the Series A-2 stockholder may receive a distribution in circumstances where the common stockholder receives nothing. Based on our outstanding shares of Series A-2 preferred, without giving effect to any additional shares we may issue, our Series A-2 preferred stockholders are presently entitled to receive liquidation proceeds of $46.9 million before any payments may be made to common stockholders.

Members of the Company’s board of directors and their affiliated venture capital investment firms maintain voting control over the Company’s Series A-2 preferred stock and common stock and will continue to maintain voting control even after our anticipated rights offering is fully subscribed.

Individuals and investment firms who are affiliated with Occam will control voting on matters submitted for approval by holders of Series A-2 preferred stock. In particular, these affiliated individuals and investment firms may determine whether to effect an automatic conversion of all outstanding Series A-2 preferred stock, including shares issued in the rights offering, and whether to waive the treatment of a particular transaction as a “liquidation” for purposes of the liquidation rights of the Series A-2 preferred stock. Moreover, in the event of any proposed amendment to the terms of the Series A-2 preferred stock, these affiliated individuals and investment firms will hold the requisite percentage votes required under applicable law to effect amendments.

Investment funds affiliated with U.S. Venture Partners, New Enterprise Associates, and Norwest Venture Partners control approximately 78.4% of the currently outstanding Series A-2 preferred stock. A representative of each of these firms is a member of the Company’s board of directors, and these representatives comprise a majority of its board of directors as presently constituted. In addition, investment funds affiliated with Alta Partners currently control an additional 18.0% of the outstanding Series A-2 preferred stock, and Alta is the holder of a contractual right to designate, at its election, a representative to serve as a member of the Company’s board. Even if the rights offering were fully subscribed, the funds currently represented on the Company’s board of directors would control approximately 55.8% of the Company’s Series A-2 preferred stock and, including Alta, approximately 68.6% of its Series A-2 preferred stock.

The Series A-2 private placement and anticipated rights offering may jeopardize the Company’s ability to use some or all of its net operating loss carryforwards.

As of June 30, 2004, the Company had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $201.9 million (for federal tax purposes) and $108.2 million (for state tax purposes) to offset future federal and state taxable income, if any. The Company’s federal and state NOL carryforwards expire through 2023 and 2013, respectively. The Company’s ability to utilize its NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company undergo an ownership change. The Company would undergo an ownership change if, among other things, stockholder who own or have owned, directly or indirectly, 5% or more of the Company’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of the Company’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

It is possible that the private placement and the rights offering could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code, which would limit the Company’s ability to use any U.S. federal and state NOL carryforwards as described above and could result in a write-down of those assets on the Company’s balance sheet and a charge against earnings. Even if the private placement and the rights offering do not trigger an ownership change, they will increase the likelihood that the Company may undergo an ownership change for purposes of Section 382 in the future.

The sale of a substantial number of shares of common stock could cause the market price of the Company’s common stock to decline.

Sales of a substantial number of shares of the Company’s common stock in the public market could adversely affect the market price of the Company’s common stock. The market price of the Company’s common stock could also decline if one or more of its significant stockholders decided for any reason to sell substantial amounts of its common stock in the public market. The Company is contractually obligated to register shares of common stock underlying Series A preferred stock issued as part of the recent private placement financing transactions.

As of June 30, 2004, the Company had 267.8 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or without subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of June 30, 2004, the Company had 2.2 million shares of Series A-2 preferred stock outstanding that are convertible into 202.2 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements.

As of June 30, 2004, the Company had 45.4 million shares subject to outstanding options under the Company’s stock option plans, and 27.0 million shares were available for future issuance under the plans. The Company has registered the shares of common stock subject to outstanding options and reserved for issuance under the Company’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of June 30, 2004, the Company had warrants outstanding to purchase a total of 230,000 shares of the Company’s Series A-2 preferred stock, convertible into approximately 20.6 million shares of its common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s portfolio of cash equivalents is of a short-term nature, it are not subject to significant market price risk related to investments. However, the Company’s interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. Occam generally invests its surplus cash balances in high credit quality money market funds with contractual maturities of less than 90 days. The Company does not hold financial instruments for trading or speculative purposes. Occam’s financial instruments have short maturities and therefore are not subject to significant interest rate risk. The Company does not use any derivatives or similar instruments to manage its interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based upon their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as the end of the period covered by this Quarterly Report on Form 10Q, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures effectively ensure that information required to be disclosed by it in the reports the Company files, or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Except as described below, there was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, there were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to June 30, 2004.

In connection with their review of the Company’s quarterly financial statements, the Company’s independent auditors identified a revenue recognition issue with respect to one contract. The Company believes the issue resulted from being short of staff following the resignation of the Company’s Vice-President, Finance in the first quarter of fiscal 2004. The Company has now filled the position with a Director of Finance who will assume the responsibilities of the departed employee and have put into place new procedures to prevent recurrences. The internal control issue identified by the Company’s independent auditors has not resulted in changes to any financial statements of the Company previously filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30741), except as disclosed in Note 7—Legal Proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2004, the Company sold and issued an aggregate of 153,200 shares of its Series A-2 preferred stock for aggregate gross proceeds of $1.532 million at a fourth closing of its Series A-2 preferred stock financing. Venture capital investment funds affiliated with US Venture Partners purchased 100,000 shares of Series A-2 preferred stock, and venture capital investment funds affiliated with Norwest Venture Partners purchased the remaining 53,200 shares issued at the fourth closing. The outstanding shares of Series A-2 Preferred issued at the fourth closing will be convertible into approximately 13.9 million shares of the Company’s Common Stock, subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the authorized shares of Common Stock. Each of the purchasers at the fourth closing represented that they were “accredited investors” within the meaning of Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”). The sale of the Series A-2 preferred stock was made pursuant to exemptions from the registration requirements of Section 5 of the Securities Act set forth under Section 4(2) of the Securities Act and under Regulation D under the Securities Act promulgated by the Securities and Exchange Commission.

ITEM 5.	OTHER INFORMATION

In accordance with Section 10 A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, management is required to disclose the non-audit services approved by the Company’s audit committee to be performed by PriceWaterHouseCoopers LLP (“PWC”), our external auditor. Non-audit services are defined as services other than those provided in connection with an auditor or a review of the financial statements of a company. The Company’s audit committee has approved the engagement of PWC for non-audit services in 2004 to prepare the Company’s annual federal and state tax returns.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

On April 19, 2004, the Company filed a current report on Form 8-K relating to the forth closing of the private placement of its Series A-2 preferred stock. On August 11, 2004, the Registrant furnished a current report on Form 8-K regarding a press release it had issued reporting its second quarter 2004 financial results (furnished under Item 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 16, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.