Form 10-Q
period 2004-09-30
OCCAM NETWORKS INC/DE
filed 2004-11-15
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine month period ended September 30, 2004

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

Number of shares of Common Stock outstanding as of November 12, 2004, 268,392,169 shares.

In this Report, the “Occam” refers to Occam Networks, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30 2004	December 31 2003
ASSETS

Current Assets:
Cash and cash equivalents	$5,729	$14,586
Restricted cash	935	935
Accounts receivable	3,657	2,342
Inventories	3,853	2,254
Prepaid and other current assets	1,236	1,077

Total current assets	15,410	21,194

Property and equipment, net	1,695	1,937
Other assets	211	273

Total assets	$17,316	$23,404

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$3,588	$3,001
Accrued expenses	3,051	2,377
Capital lease obligations and notes payable, current portion	531	708

Total current liabilities	7,170	6,086

Capital lease obligations and notes payable, non-current	608	998

Total liabilities	7,778	7,084

Commitments and contingencies (notes 5 and 7)

Redeemable Preferred stock	21,006	16,381

Series A-2 convertible preferred stock, no par value, authorized 3,000 shares, 2,224 and 1,651 issued and outstanding at September 30, 2004 and December 31, 2003, respectively, liquidation preference of $66,723 and $49,527 at September 30, 2004 and December 31, 2003, respectively

Series A-2 convertible preferred stock warrant	341	—
Stockholders’ deficit:
Common stock, $0.001 par value, 400,000 shares authorized; 268,387 and 266,988 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	268	267
Additional paid-in capital	87,374	87,238
Warrants	454	454
Deferred stock compensation	(817)	(1,627)
Accumulated deficit	(99,088)	(86,393)

Total stockholders’ deficit	(11,809)	(61)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$17,316	$23,404

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September, 30		Nine Months Ended September, 30
	2004	2003	2004	2003
Sales	$4,424	$1,476	$10,849	$4,207
Cost of revenue	3,686	1,851	11,227	4,309

Gross profit (loss)	738	(375)	(378)	(102)

Operating Expenses (1):
Research and product development	1,910	2,696	5,895	9,768
Sales and marketing	1,475	1,481	4,690	4,610
General and administrative	548	533	1,657	1,763

Total operating expenses	3,933	4,710	12,242	16,141

Loss from operations	(3,195)	(5,085)	(12,620)	(16,243)

Interest expense, net	(15)	(88)	(75)	(140)

Loss before income taxes	(3,210)	(5,173)	(12,695)	(16,383)

Provision for income taxes	—	—	—	5

Net loss	(3,210)	(5,173)	(12,695)	(16,388)

Beneficial conversion feature	(131)	—	(3,198)	—
Interest attributable to common stock potentially subject to rescission	—	—	—	500

Net loss attributable to common stockholders	$(3,341)	$(5,173)	$(15,893)	$(15,888)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted average shares outstanding used to compute basic and diluted net loss per share attributable to common stockholders	268,222	264,455	267,622	192,258

(1) Amortization of deferred stock-based compensation included in:
Research and product development	$161	$241	$540	$735
Sales and marketing	25	38	97	131
General and Administrative	3	26	37	80

	$189	$305	$674	$946

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2004	2003
Operating activities:

Net loss	$(12,695)	$(16,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	1,661
Amortization of deferred stock compensation	674	946
Amortization of deferred financing costs	69	45
Other	—	27
Changes in current assets and liabilities:
Accounts receivable	(1,315)	(502)
Inventories	(1,599)	(1,634)
Prepaid and other current assets	(176)	(586)
Accounts payable, accrued expenses	1,261	600

Net cash used in operating activities	(12,714)	(15,831)

Investing activities:

Net purchases of property and equipment	(826)	(613)
Other assets	10	—
Restricted cash	—	(935)

Net cash used in investing activities	(816)	(1,548)

Financing activities:

Proceeds from issuance of series A preferred stock, net of issuance cost	—	1,035
Proceeds from issuance of series A-2 preferred stock, net of issuance cost	5,141	—
Proceeds from exercise of stock options, net of repurchases of unvested common stock	99	165
Proceeds from notes payable	—	921
Repayments of capital lease obligations	(567)	(642)

Net cash provided by financing activities	4,673	1,479

Decrease in cash and cash equivalents	(8,857)	(15,900)
Cash and cash equivalents at beginning of period	14,586	18,496

Cash and cash equivalents at end of period	$5,729	$2,596

Supplemental disclosure of non-cash transactions:
Conversion of Series A preferred stock to common stock	—	$11,846
Conversion of Common stock potentially subject to rescission	—	$10,000
Interest paid	20	179

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

Nine months ended September 30, 2004

	Series A-2 Preferred Stock		Series A-2 Preferred	Common Stock		Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Stockholder’s Deficit Total
	Shares	Amount	Stock Warrants	Shares	Amount
Balance at December 31, 2003	1,651	$16,381	—	266,988	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options				1,477	1			98		99
Shares repurchased				(78)						—
Amortization of deferred stock-based compensation							674			674
Reversal of deferred stock-based compensation on forfeiture of stock options							136	(136)		—
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	573	4,625	516							—
Record beneficial conversion feature		(2,893)	(480)					3,371		3,371
Amortize beneficial conversion feature		2,893	305					(3,197)		(3,197)
Net loss									(12,695)	(12,695)

Balance at September 30, 2004	2,224	$21,006	$341	268,387	$268	$454	$(817)	$87,374	$(99,088)	$(11,809)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three- and nine-month periods ended

September 30, 2004 and 2003 is unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Occam

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

The accompanying consolidated financial statements have been prepared on the basis that Occam will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Occam has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily through the sale of equity securities and debt borrowings.

Occam’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, Occam has devoted substantial efforts and capital resources on development and improvement of its products. Based on its current operating plans, management believes it will have to raise additional funding through either debt or equity financing to meet operating and capital requirements through September 30, 2005.

Management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers; focus on cost reductions, and offering additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that Occam does not meet its current operating plan as expected, Occam may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2003 is derived from Occam’s audited financial statements included in its Annual Report on Form 10-K. These financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

Occam manages its activities based on 13-week accounting quarters. Accordingly, the actual period end dates for the periods ended September 30, 2004 and September 30, 2003 were September 26, 2004 and September 28, 2003, respectively. Occam’s reporting period is based upon a calendar quarter, which includes activity through the preceding Sunday. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

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

Revenue Recognition

Occam recognizes revenue when persuasive evidence of sales arrangements exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. Occam allows credit for products returned within its policy terms. Occam provides training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the periods of sale. Occam further warrants its products for periods up to 5 years and records an estimated warranty cost when revenue is recognized.

In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until payment has been received. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$556	$716
Work-in-process	314	465
Finished goods	2,983	1,073

	$3,853	$2,254

3. FINANCING ARRANGEMENTS

Capital Lease Lines of Credit

In December 2000, Occam secured a capital lease line of credit from a financial institution, which allowed financing of up to $2,000,000 for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. As of September 30, 2004, the outstanding principal was approximately $389,000, all of which was current.

Occam has secured capital lease commitments from two lenders for $179,000 of furniture, computer and other equipment financing, which bears interest at rates from 10% to 15.8%, and is collateralized by the purchased equipment. At September 30, 2004, there were no obligations outstanding under these lease commitments.

Revolving Line of Credit and Equipment Financing Facility

During 2003, Occam signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾ percent and a ½ percent per annum unused line fee and an equipment financing facility for an amount up to $500,000, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. The revolving line of credit expired on June 30, 2004. As of September 30, 2004, approximately $247,000 was outstanding under the equipment financing facility, of which $140,000 was current. Equipment financing facility requires Occam to maintain certain financial covenants. These covenants may be breached if Occam’s cash and receivable position falls below certain levels. Occam anticipates securing additional financing in the near term. Any failure to obtain financing will have an adverse and material effect on Occam’s financial condition, and may result in a violation of these financial covenants.

Notes Payable to Stockholders

During June 2003, Occam issued a $500,000 unsecured subordinated promissory note payable to an investor. The note bears interest at the prime rate on the date of issuance (4.25%) and principal and accrued interest is due in June 2006.

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended, September 30		Nine Months Ended, September 30
	2004	2,003	2004	2003
Numerator:

Net loss attributable to common stockholders	$(3,341)	$(5,173)	$(15,893)	$(15,888)

Denominator (basic and diluted):

Weighted average shares outstanding	268,241	265,266	267,767	193,620
Less: Weighted average common shares subject to repurchase	19	811	145	1,362

Weighted average shares used to compute basic and diluted net loss per share	268,222	264,455	267,622	192,258

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.06)	$(0.08)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	September 30,
	2004	2003
Unvested shares of common stock subject to repurchase	19	612
Warrants	1,972	1,745
Stock options	48,489	40,807

Common stock equivalents	50,480	43,164

At the Annual Meeting on October 8, 2004, Occam’ share holders approved an increase to the authorized number of shares of common stock of Occam from 400,000,000 shares to 750,000,000 shares, and an increase to the number of shares of preferred stock designated as Series A-2 preferred stock from 3,000,000 shares to 3,250,000 shares, and an increase to the total number of shares Occam is authorized to issue from 405,000,000 shares to 755,000,000 shares. The outstanding Series A-2 preferred stocks, are convertible at the election of the holder, into 202,172,000 shares of Occam’s common stock. In addition, A-2 preferred stocks that are issuable upon exercise of A-2 convertible preferred warrants are convertible into 20,616,000 shares of Occam’s common stock.

5. COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Rent expense for the quarter and nine-month period ended September 30, 2004 are $178,000 and $535,000 respectively. Occam also leased certain equipment and software under noncancelable capital lease agreements. Approximate minimum commitments under noncancelable operating and capital leases and equipment financing are as follows (in thousands):

Period ending December 31	Capital Leases and Equipment Financing	Operating Leases
2004	$155	$178
2005	441	628
2006	72	471

Total minimum lease payments	668	$1,277

Less amount representing interest	(32)

Present value of lease payments	$636

Purchase Commitments

As of September 30, 2004, Occam had $482,000 in accrued expenses for purchase commitments and outstanding payments due to a former contract manufacturer.

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of September 30, 2004 and December 31, 2003.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreement, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. As of September 30, 2004, open purchase orders with the contract manufacturer were $7.4 million.

Warranty

Occam provides standard warranties with the sale of products generally for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair costs. A summary of changes in Occam’s standard accrued warranty liability that is included in accrued liabilities is as follows (in thousands):

	Nine month period ended September 30,
	2004	2003
Standard warranty liability at the beginning of year	$331	$150
Accruals during period	240	—
Warranty utilization	(40)	(20)

Standard warranty liability at September 30, 2004	$531	$130

6. STOCK OPTIONS—FAIR VALUE DISCLOSURES

Occam accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of Occam’s common stock and the stock option exercise price.

Had Occam recognized employee stock-based related compensation expense in accordance with SFAS 123, its pro forma net loss for the quarters ended September 30, 2004 and 2003, would have been increased by $150,000 and $190,000, respectively, and net loss per share for both periods would have remained unchanged. For the nine months ended September 30, 2004 and 2003, its pro forma net loss would have increased by $419,000 and $275,000, respectively, and net loss per share for both periods would have remained unchanged.

7. LEGAL PROCEEDINGS

Securities Litigation

Following Accelerated Networks’ April 17, 2001 announcement that it would restate its financial results, seven putative securities class action lawsuits were filed in the United States District Court for the Central District of California against Occam and certain of its current and former officers and directors. The cases were consolidated by the Honorable Judge Ronald S. W. Lew as In Re Accelerated Networks Securities Litigation in a court order dated June 15, 2001. Plaintiffs filed a consolidated amended complaint on October 30, 2001. The amended complaint generally alleges that the defendants made materially false and/or misleading statements regarding Accelerated Networks’ financial condition and prospects during the period of June 22, 2000 through April 17, 2001 in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“1934 Act”) and that the registration statement and prospectus issued by defendants in connection with our June 23, 2000 initial public offering contained untrue statements of material fact and omitted to state material facts in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“1933 Act”). Accelerated Networks previously filed two motions to dismiss the plaintiffs’ amended complaints. The plaintiffs opposed the motions and a hearing on each motion took place. At both hearings, the Court granted the motion as to the plaintiffs’ 1934 Act claims, and denied the motion as to plaintiffs’ 1933 Act claims. In each instance, the plaintiffs were given 30 days’ leave to amend their 1934 Act claims. The plaintiffs filed their third amended complaint and Occam filed a motion to dismiss the third amended complaint. The plaintiffs opposed the motion and a hearing took place on February 3, 2003. At that hearing, the Court denied the motion to dismiss the 1934 Act claims. Subsequently, the parties agreed to enter into mediation that occurred on October 1, 2003. At the mediation the parties and Occam’s insurance carrier reached a tentative settlement that is subject to Court and shareholder class approval, whereby the insurance carrier paid the entire $8 million settlement, leaving no obligation for Occam. The members of the shareholder class have approved the settlement and the Court has approved the settlement and dismissed the complaint with prejudice on June 28, 2004.

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Occam believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On July 31, 2003, Occam agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ guarantees, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process. The settlement must be approved by the members of the class of plaintiffs and by the Court. Occam has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies. The amount that Occam’s insurance carrier will pay cannot be determined as it is contingent on the case against the underwriter defendants.

8. SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 8, 2004, Occam sold 420,000 shares of series A-2 preferred stock raising gross proceeds of $4.2 million and issued a warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock. The net proceeds from the issuance of the series A-2 preferred stock and warrant of $3.85 million, was allocated $516,000 and $3,331,000, based on the estimated relative fair market value of the warrant and the series A-2 preferred stock, respectively. On April 1, 2004, Occam sold 153,200 shares of the Series A-2 preferred stock raising net proceeds of $1.3 million. The series A-2 preferred stock sold is entitled to the same rights and preferences as existing series A-2 preferred stock as disclosed in our 10-K for the year ended December 31, 2003.

The series A-2 preferred stock issuable under the warrant was reduced to $2.268 million in April 2004 as Occam sold an additional $1.532 million in series A-2 preferred stock to existing investors in accordance with the terms of the warrant. The number of shares issuable upon exercise of the warrant will be reduced proportionately to the extent that Occam raises in excess of $1.5 million in a proposed rights offering of series A-2 preferred stock. The warrant terminate on September 8, 2005, unless earlier termination based on the amount of money raised in the rights offering. The series A-2 preferred stock and warrant have been presented in mezzanine equity, outside of stockholders’ equity.

Each outstanding share of series A-2 preferred stock is convertible into common stock at a conversion price of $0.11, subject to adjustments. In addition, all outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.66%) of the then outstanding shares of series A-2 preferred stock.

During the three and nine month periods ended September 30, 2004 Occam recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of nil and $2,893,000, respectively, relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible. Occam also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the quarter and nine month periods ended September 30, 2004, Occam recorded $131,000 and $305,000, respectively, of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. Occam encourages you to review the information under the caption “Risk Factors,” beginning on page 19, for a discussion of some of the risks and uncertainties facing Occam and its business.

Overview

From its inception through September 30, 2004, Occam has incurred cumulative net losses of approximately $99.1 million. Occam expects to continue to incur substantial operating losses and to experience substantial negative cash flow as it expands its business. Occam’s financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During November and December 2003, Occam sold shares of Series A-2 preferred stock to certain existing investors for net proceeds of $16.4 million. In March 2004, Occam raised an additional $4.2 million from sales of Series A-2 preferred stock, $4.0 million of which was raised from Alta Partners, which had not previously invested in Occam. In April 2004, Occam raised $1.3 million, from existing investors through the sale of Series A-2 preferred stock.

Occam anticipates that it will be required to secure additional financing in the near term. Such financing, if available, could take the form of additional equity or debt. To the extent Occam issues additional equity securities, it could result in substantial dilution to existing stockholders. In addition, the terms of any financing, whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. Occam cannot predict whether it will be available to obtain additional financing. Any failure to obtain financing will have an adverse and material affect on Occam’s business, financial condition and results of operations.

Occam has increased its revenues over last year, through new product introductions, particularly the introduction of the BLC 6000 system product line, which was introduced in the third quarter of 2003. Occam has funded its operations primarily through the sale of equity securities and debt borrowings.

During December 2002 and January 2003, Occam sold shares of Series A preferred stock to certain existing investors for net proceeds of $11.8 million, and subsequently converted these shares to shares of common stock.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Occam’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Occam to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, Occam evaluates its estimates and judgments, including those related to revenue recognition, inventories, litigation and valuation of deferred income tax assets. Occam bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Occam believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Occam’s sales are generated from sales arrangements which require revenue recognition judgments, particularly in the area of customer acceptance. The terms and conditions of acceptance of the product for each sales agreement will dictate when sales revenue will be recognized. Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until payment has been received. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. Occam allows credit or replacement for products returned within its policy terms. Such returns are estimated and an allowance is provided, if required, at the time of sale. To date, no such allowance has been utilized. Occam provides post-sales technical support on a fee basis. Occam provides warranty for its products for upto five years and makes provisions for that expense at the time of sale. Occam records an estimate of warranty costs when revenue is recognized based on actual history and projected returns and failure rates and repair costs.

Occam’s inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, it is required to make judgments as to future demand and market conditions and compare them with current inventory levels. If actual future demand or market conditions are less favorable than those projected by Occam, additional inventory write-downs may be required.

Occam evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 7 to the accompanying financial statements. Occam accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, Occam accrues the minimum amount in the range. As additional information becomes available, Occam assesses the potential liability related to pending litigation and revises its estimates. Such revisions in the estimated potential liability could materially impact Occam’s results of operations and financial position. Occam has not recorded an accrual for estimated loss for the securities litigation or IPO allocation cases.

Results of Operations

Three Month periods ended September 30, 2004 and 2003

Sales

Sales increased by $2.9 million to $4.4 million for the three-month period ended September 2004, compared to sales of $1.5 million for three-month period ended September 30, 2003. During 2004, Occam added several new customers whom combined with orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets contributed to the increased sales over the same period last year.

Cost of revenue

Cost of revenue was $3.7 million and $1.8 million for the three-month periods ended September 30, 2004 and 2003, respectively. Gross profits improved to 17% of sales in three-month period ended September 30, 2004 compared to a gross loss of 25% of sales for the same period in 2003. This gross profit improvement was primarily due to increased sales of BLC 6000 products and reduction in product replacement and warranty repair cost and . Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. As September 30, 2004, Occam had an accrual balance of $0.4 million to cover estimated repair costs on certain new products, which are anticipated to persist for at least one more quarter. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. Management believes these costs were necessary to maintain customer satisfaction. There have been no returns related to these product’s performance issues and upon delivery, they met customer acceptance and industry quality specifications.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $1.9 million for the three-month period ended September 2004, a decrease of 29% from the $2.7 million for the comparable period in 2003. The decrease was primarily due to expense reduction actions Occam took during 2003 and 2004 as Occam scaled its activities into a sequential product development plan. Occam expects its research and product development expenditures for the fourth quarter of 2004 to be lower than expenditures for the comparable period in 2003 and remain level, relative to expenditures for the September 2004 quarter.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. In absolute terms sales and marketing expense remained flat at $1.5 million for the three-month periods ended September 30, 2004, and 2003, primarily due to Occam’s cost cutting measures. Occam expects its sales and marketing expenditures, excluding amortization of deferred stock based compensation, will be marginally higher during the last three months of 2004 as Occam attempts to increase its revenue and market penetration.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $548,000 for the three-month period ended September 2004, compared to $533,000 for the same period in 2003. Occam’s general and administrative expenditures could increase in the last three months of 2004 and into 2005 as Occam seeks to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Nine months ended September 30, 2004 and 2003

Sales

Sales increased by $6.6 million to $10.8 million for the nine-month period ended September 30, 2004, compared to $4.2 million for the nine-month period ended September 30, 2003. This increase in sales for the nine months ended September 30, 2004 over the prior year period was mainly due to expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets.

Cost of revenue

Cost of revenue was $11.2 million and $4.3 million for the nine-month periods ended September 2004 and 2003, respectively. Cost of revenue for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenues, and gross profit during the first nine months of 2004 were adversely affected by additional costs of $2.6 million arising from yield problems and unusually high warranty repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As of September 30, 2004, Occam had an accrual of $0.4 million to cover estimated repair costs, which are anticipated to persist for at least one more quarter. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. There have been no returns related to these product’s performance issues and upon delivery they met customer acceptance and industry quality specifications.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $5.9 million for the nine-month period ended September 2004, a decrease of 40% from the $9.8 million for the comparable period in 2003. The decrease was primarily due reduction to expense reduction actions Occam took during 2003 and 2004 as it scaled its activities into a sequential product development plan. Occam expects its research and product development expenditures for the remaining three months of 2004 to be lower than expenditures for the comparable period in 2003 and remain level, relative to expenditures for the September 2004 quarter.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses were relatively flat at $4.7 million for the nine-month period ended September 30, 2004, compared to $4.6 million for the comparable period in 2003. Occam expects its sales and marketing expenditures, excluding amortization of deferred stock based compensation, will increase as it attempts to increase its revenue and market penetration.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses were $1.7 million for the nine-month period ended September 30, 2004, a decrease of 6% from the $1.8 million expense for the comparable period in 2003. Occam expects general and administrative expenditures to increase in last three months of 2004 and into 2005 as Occam seeks to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows (in thousands) :

	Nine months Ended September 30
	2004	2003
Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$540	$735
Sales and marketing	97	131
General and administrative	37	80

	$674	$946

At September 30, 2004, Occam had $0.8 million of unamortized deferred stock compensation, which it will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

Occam’s effective tax rate for the nine-month periods ended September 30, 2004 and 2003 was 0% due to Occam’s net operating losses.

As of September 30, 2004, Occam’s net operating loss carryforwards were approximately $205.2 million for federal tax purposes, expiring through 2023, and $111.5 million for state tax purposes, expiring through 2013. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of September 30, 2004, Occam had cash and cash equivalents of $5.7 million compared with $14.6 million at December 31, 2003. The $8.9 million decrease was caused by the $12.7 million cash used in operating activities, $0.8 million cash used in investing activities, offset by the $4.6 million net proceeds from the financing activities.

Cash used in operating activities decreased from $15.8 million for the nine months period ended September 30, 2003 to $12.7 million for the nine-month period ended September 30, 2004. This decrease was primarily caused by a decrease in operating costs of $3.9 million due to cost cutting measures, partially offset by an increase in Occam’s gross loss due to yield problems and high warranty repair costs on certain new products.

Occam used $816,000 in investing activities, a $732,000 decrease from the prior year. This decrease was due to a $935,000 addition to restricted cash in 2003, partially offset by $203,000 increase in purchases of property, equipment and other assets in 2004 over the same period in 2003.

Cash provided by financing activities increased to $4.7 million for the nine-month period ended September 30, 2004 from $1.5 million for the nine-month period ended September 30, 2003, an increase of $3.2 million. This increase is attributable to Occam raising $5.1 million gross proceeds from the sale of Series A-2 preferred stock and warrants during the nine-month period ended September 30, 2004, compared to raising $1.0 million and $0.9 million gross proceeds from the issuance of Series A preferred stock and notes payable, respectively, in the nine-month period ended September 30, 2003.

Occam has approximately $482,000 in accrued expenses recorded on its consolidated balance sheet relating to purchase commitments and outstanding payments due to a former contract manufacturer.

During September 2003, Occam executed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2,500,000, at a floating interest rate of prime plus ¾% and a ½% per annum unused line fee, which expired in June 2004, and a $500,000 equipment financing facility, at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all Occam’s available assets, and are subject to certain financial and reporting covenants. As of September 30, 2004, approximately $247,000 was outstanding under the equipment financing facility, of which $140,000 was current.

Occam plans to continue to devote substantial capital resources to research and development activities, as well as its sales, marketing, customer service and other corporate activities. Occam’s consolidated financial statements have been prepared on the assumption that Occam will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Based on its current operating plans, management believes that in the near future it will have to raise additional funding through either debt or equity financing to meet operating and capital requirements through September 30, 2005. However, management cannot provide any assurance that additional sources of financing will be available when or as needed. To the extent, management does raise additional financing, it may be on terms that are unfavorable to Occam or its existing stockholders. In particular, any additional equity financing could result in substantial dilution to Company’s existing stockholders. Any debt financing could require that Company agree to financial or operational covenants that could restrict management’s flexibility in conducting its business.

Management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers; focus on cost reductions, and offering additional products. There is no assurance that management will be successful with these plans. If events and circumstances occur such that Occam does not meet its current operating plan as expected, Occam may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives, financial conditions and results of operations. Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Working Capital

Working capital decreased by $6.9 million or 45% from December 31, 2003 to $8.2 million at September 30, 2004 as Occam continues to incur losses from its operations. This decrease was caused primarily by the $8.9 million decrease in cash and the $1.1 million increase in current liabilities, offset by the $1.6 million increase in inventory, $1.5 million increase in accounts receivables and other current assets at September 30, 2004.

RISK FACTORS

Before you invest in Occam’s securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. Our securities are speculative, and you should not make an investment in Occam unless you can afford to bear the loss of your entire investment. The following discussion provides information concerning the material risks and uncertainties that We have identified and believe may adversely affect our business, financial condition, ability to continue as a going concern, and results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in or incorporated by reference into this prospectus. The risks and uncertainties identified below are not the only risks and uncertainties we face. If any of the material risks or uncertainties that we face were to occur, you could lose part or all of your investment.

To date, sales of our BLC 6000 system products have been limited and greater demand may not develop in the future. We have recently experienced higher than expected warranty claims with respect to these products.

Currently, we have few customers for our BLC 6000 system products and a small number of prospective customers. We cannot be certain that there will be a demand for our products once they are more widely available or that demand for our products will grow. Demand for Occam’s products will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow or if any growth in bandwidth requirements will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate we will grow, if at all. We have has recently experienced higher than expected warranty claims relating to our products. Addressing these claims has had an adverse effect on our operating margins and has increased use of cash in each of the last two quarters. If we are unable to resolve these issues, it could have an adverse effect on revenues and would impair our financial condition.

We have a limited operating history, which makes it difficult or impossible to predict future results of operations and the results of operations.

We have a very limited operating history. Accelerated Networks (Occam’s name prior to Occam’s acquisition by Occam Networks) was incorporated in October 1996 and did not begin shipping products in significant volume until September 1999. Occam Networks, the California corporation that subsequently acquired Accelerated Networks, was incorporated in July 1999 and never shipped any products in significant volume prior to its acquisition of Accelerated. Due to the limited operating history of our historic businesses, it is difficult or impossible to predict our future results of operations.

We may be unable to raise additional capital to fund our future operations.

We continue to operate at a loss and will require further infusion of cash in the near future. In particular, our cash “burn” rate has been higher than previously anticipated in the last two quarters because we were required to spend increased amounts to address product warranty issues. We believe that we will be required to raise additional capital, either in the form of debt or equity financing, at the beginning of 2005. The terms of any financing, if available, could be unfavorable Occam and its stockholders and could result in substantial dilution to the equity and voting interests of Occam’s stockholders. There is no guarantee that we will be able to raise the additional funding when or if it is required. Any failure to obtain financing will have an adverse and material effect on Occam’s business, financial condition and results of operations.

If the our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales.

Our products have not yet been widely deployed. As a result, we cannot be sure that our products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. Our customers may discover errors or defects in our products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding our products. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

If we fail to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances, our ability to sell our products would be materially and adversely affected.

Rapid technological advances, evolving industry standards, and recurring changes in end user requirements characterize the markets we face for our products. In addition, these markets involve frequent new product introductions and changes in voice and data service offerings by service providers. Our future success will depend significantly on our ability to anticipate or adapt to such changes and to offer, on a timely and cost effective basis, products that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process, and we may not have sufficient resources to successfully and accurately anticipate technological and market trends, or to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent product development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. We may also be required to collaborate with third parties to develop products and may not be able to do so in the future on a timely and cost-effective basis, if at all. Further, we may change or delay our product road map, which may adversely impact or delay new or improved product advances. If we are not able to develop new products or enhancements to our existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

We may invest a significant amount of our resources to develop, market and sell our products and we may not realize any return on this investment.

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

We operate in a market that has experienced a prolonged and significant economic slowdown, which will make it difficult or impossible for us to predict the future results of our operations.

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

We have incurred significant losses since inception and expects that we will experience net losses and negative cash flow for the foreseeable future. As of September 30, 2004, Occam had an accumulated deficit of approximately $99.1 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditors’ report on our financial statements as of and for the fiscal year ended December 31, 2003 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows that raise substantial doubt about our ability to continue as a going concern.

The long sales and implementation cycles for the our products may cause our revenue and operating results to vary significantly.

A customer’s decision to purchase our products often requires a significant commitment of resources from the customer and usually involves a lengthy product evaluation and qualification process prior to any firm purchase commitment. As a result, we may incur substantial sales and marketing expenses and expend significant management effort without any guarantee of a sale. In addition, the our sales cycles may be lengthy, the length of which will vary depending on the type of customer to whom we are selling. Because of the recent economic downturn in the telecommunications market and resulting slowdown in spending for telecommunications equipment, it is currently difficult or impossible to predict the length of a typical sales cycle for any of our prospective customers. As a result of the above factors, our quarterly revenue and operating results may vary significantly.

Our customers may sporadically place large orders with short lead times, which may cause our quarterly revenue and operating results to vary significantly.

Our current and prospective customers often deploy their networks in large increments and on a sporadic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These orders may have short lead times. As a result, we may not have sufficient inventory to fulfill these orders and we may incur significant costs in attempting to expedite and fulfill these orders. The foregoing may also cause the our quarterly revenue and operating results to vary significantly and unexpectedly.

We may fail to meet our revenue targets or experience significant quarterly revenue fluctuations if we fail to maintain and manage a consistent order backlog or if we experience product shipment delays.

We do not expect our order backlog to be significant at the beginning of any quarter for the foreseeable future. Accordingly, in order to achieve our revenue objectives, we will need to obtain additional orders in each quarter for shipment in that quarter. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, we may experience delays in our ability to ship our products. We may incur additional costs and expenses if we allow customers to cancel orders within negotiated time frames or delay scheduled delivery dates without significant penalty. If we fail to ship products by the end of a quarter, our operating results will be materially and adversely affected for that quarter.

Our prospective customers may have financial constraints, which may limit our ability to purchase new products.

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase the our products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase our products. Some telecommunications service providers have recently implemented significant capital expenditure reductions, which may reduce their ability or willingness to purchase new products. Our customers may also include smaller, start-up companies that could experience cash flow problems, resulting in us being unable to collect amounts due.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

Lead times for the materials and components that we order from our contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimates our component requirements, our manufacturers may purchase excess inventory. If the contract manufacturers purchase excess inventory that is unique to our products, we could be required to pay for these excess parts and recognize related inventory write-down costs. If we underestimates our component requirements, our contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. Furthermore, we do not have a long-term supply contract with our primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, we will not be able to guarantee that our contract manufacturers will be able to provide enough products to meet our requirements at a commercially reasonable price. If the components we require are not unique to our products, and such components are in high demand, we cannot guarantee that our contract manufacturers will be able to fulfill our demand. As a result, we may experience shortages of certain components from time to time, which could delay the manufacturing of our products and recognition of revenue and could impair our relationships with customers. A number of components for the our products are available from sole or limited sources, as described below.

Because we depend on a small number of outside contractors to manufacture our products, our operations could be delayed or interrupted if we encounters problems with any of these contractors.

We do not have internal manufacturing capabilities and we rely on a small number of outside contractors to build our products. This reliance involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of the our current or previous manufacturers are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations.

We depend on sole source and limited source suppliers for key components, and if we are unable to buy these components on a timely basis, we will not be able to deliver our products to our customers.

We depend on sole source and limited source suppliers for key components of our products. Any of the sole source suppliers upon which we rely could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, it competitors. As a result, these sole source suppliers may stop selling their products or components to us at commercially reasonable prices, if at all. Any such interruption or delay and the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, results of operations and financial condition. Primarily these parts are semiconductor components. While parts from another vendor could replace any of these components, we would be required to redesign the board and it would cost both time and money, including increased development expense and lost revenues.

If the development and adoption of relevant industry standards do not occur on a timely basis, our products may not achieve market acceptance.

Our ability to achieve market acceptance for our products will depend in part on the timing and adoption of industry standards for our technologies in our relevant markets. Many technological developments occur prior to the adoption of relevant industry standards. The absence of an industry standard related to a specific technology may prevent widespread market acceptance of products using that technology. The existence of multiple competing standards may also retard or delay the development of a broad market for our products. We may develop products that use new technologies prior to the adoption of industry standards related to these technologies. Consequently, our products may not comply with eventual industry standards, which could hurt our ability to sell our products and also require us to quickly design and manufacture new products that meet such standards. Even after industry standards are adopted, the future success of our products depends upon widespread market acceptance of our underlying technologies.

Our customers are subject to government regulation, and changes in current or future laws or regulations that adversely affect our customers could harm our business.

The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry, including the our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of these customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially and adversely affect the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this would be expected to result in a material and adverse effect on our business, financial condition and results of operations.

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

In addition, our key competitors may establish proprietary standards, which may not be made available to us. As a result, our products may not be interoperable with our customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of the our potential customers will require that our products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If our products cannot operate in such an environment, they may not achieve market acceptance and our ability to generate revenue would be seriously impaired.

Inability to protect our intellectual property could adversely affect our ability to compete.

We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently holds seven issued patents and have several patent applications pending. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Any infringement of the our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.

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

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, in our agreements, we may agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe or may infringe on proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of technical and management personnel. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to the us on acceptable terms, if at all.

If we are unable to retain and hire qualified personnel, we may not be able to successfully achieve our objectives.

Our success depends upon the continued service of some executive officers and other key personnel and our ability to hire additional key personnel in the future. The loss of the services of any key management personnel, or key sales personnel and engineers, could materially and adversely affect our business, financial condition and results of operations.

If we become subject to unfair hiring claims we could incur substantial defense costs.

Companies in the telecommunications equipment industry whose employees and former employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. For example, we have received claims of this kind in the past and may receive claims of this kind in the future. Those claims may result in material litigation costs. We could incur substantial costs in defending ourselves against these claims, regardless of their merits, which would have a material and adverse effect on our business, financial condition and results of operations.

Our business could be shut down or severely affected if a natural disaster or other unforeseen catastrophe occurs.

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

Our common stock is currently traded on the over the counter market, and the liquidity of our stock is limited.

Our common stock is currently traded on the Over-the-Counter (OTC) Bulletin Board. Trading on the OTC Bulletin Board may adversely affect our stock price and liquidity and the ability of our stockholders to purchase and sell our shares in an orderly manner. In particular, limited trading volumes and liquidity may mean that stockholders are unable to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in the our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about Occam or general trends in the stock market

We faces certain litigation risks that could harm our business.

We are currently named as a defendant in securities class action lawsuits. The results of these lawsuits are difficult to predict. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and could seriously harm our financial condition. Even if these lawsuits are not resolved against us, the uncertainty and expense could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be significant. The defense of these lawsuits could also result in continued diversion of our time and attention away from business operations, which could harm our business.

Because our markets are highly competitive and dominated by large, well-financed companies, we may be unable to compete effectively.

Competition in the communications networking equipment market is intense and we expect competition to increase. Primarily manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Advanced Fibre Communications, Inc, dominate the market for networking equipment. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of our competitors have built long-standing relationships with some of its potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. We expects our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we continue to invest significant resources in research and development, sales, marketing and customer support. We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors.

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

Our strategy includes developing products for the local access network, or local loop, that incorporate Ethernet and Internet Protocol technology. If these technologies are not widely adopted by telecommunications carriers operating in the local loop, demand for our products based on Ethernet and Internet protocol may never develop. As a result, we may not be unable to recoup our expenses related to the development of these products, and our business, results of operations, and financial condition would be harmed.

If we are unable to collect receivables from our customers, we may be required to defer or write off such receivables, which may adversely impact our operating results, working capital and liquidity.

Market conditions in the telecommunications equipment industry have deteriorated significantly and many of our customers and potential customers have experienced financial difficulties, including bankruptcy, and we may have significant difficulties in collecting accounts receivables in the future. Accordingly, we may be required to defer or write off a significant amount of our accounts receivable, which may adversely impact our operating results, working capital and liquidity.

If our revenue and operating results fall below analysts’ and investors’ expectations, our stock price may decline below our current price and may not recover from such decline.

Our quarterly operating results have fluctuated in the past, and future operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

Our executive officers, directors, and their affiliates hold a large percentage of our stock, and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of our common stock. In particular, investment funds affiliated with U.S. Venture Partners, New Enterprise Associates, and Norwest Venture Partners collectively control approximately 70.6% of the our outstanding voting stock, and a representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that currently controls approximately 18.0% of the Series A-2 preferred stock and 7.7% of our total outstanding voting stock has a contractual right at any time to designate a director to serve on our board.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against it and/or the market price of our common stock could decline.

In connection with mergers, acquisitions, and similar transactions involving Occam, holders of our Series A-2 preferred stock will be entitled to receive a substantial liquidation preference before any payments or distributions may be made to common stockholders.

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock, may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock held by the common stockholder. Our Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred. Each share of outstanding Series A-2 preferred stock was sold for $10, and each share, if any, sold in our anticipated rights offering will be sold at the same price per share. In connection with a liquidation or dissolution of Occam, which includes acquisitions of Occam or sales of all or substantially all of its assets, holders of Series A-2 preferred stock will be entitled to receive $15 for each share of Series A-2 preferred stock they hold before any payments may be made to holders of common stock. If the proceeds, consideration, or assets, as the case may require, available for distribution to stockholders are not sufficient to pay the full $15 liquidation preference per Series A-2 share, the available proceeds, consideration, or assets will be distributed on a pro-rata basis among holders of Series A-2 preferred stock, and holders of common stock will receive nothing. In addition, after the liquidation preference has been paid, holders of Series A-2 preferred stock will participate on a share-for-share “as-converted” basis with holders of common stock in any additional distributions or payments, until such time as the holders of Series A-2 preferred stock have received 300% of their original purchase price or $30 per share. As a result of the Series A-2 liquidation preference and participation right, a holder of shares of Series A-2 preferred stock may receive a substantially larger distribution or payment than a holder of the same number of shares of common stock into which such holder’s Series A-2 preferred stock is convertible. In addition, the Series A-2 stockholder may receive a distribution in circumstances where the common stockholder receives nothing. Based on our outstanding shares of Series A-2 preferred, without giving effect to any additional shares we may issue, our Series A-2 preferred stockholders are presently entitled to receive liquidation proceeds of $33.4 million before any payments may be made to common stockholders.

Members of Occam’s board of directors and their affiliated venture capital investment firms maintain voting control over Occam’s Series A-2 preferred stock and common stock and will continue to maintain voting control even after our anticipated rights offering is fully subscribed.

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

Investment funds affiliated with U.S. Venture Partners, New Enterprise Associates, and Norwest Venture Partners control approximately 78.4% of the currently outstanding Series A-2 preferred stock. A representative of each of U.S. Venture Partners and Norwest Venture Partners is a current member of Occam’s board of directors. A director designated by New Enterprise Associates recently resigned from the Board. In addition, investment funds affiliated with Alta Partners currently control an additional 18.0% of the outstanding Series A-2 preferred stock, and Alta is the holder of a contractual right to designate, at its election, a representative to serve as a member of Occam’s board. Even if the rights offering were fully subscribed, the funds currently represented on Occam’s board of directors would control approximately 55.8% of Occam’s Series A-2 preferred stock and, including Alta, approximately 68.6% of its Series A-2 preferred stock.

The Series A-2 private placement and anticipated rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of September 30, 2004, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $205.2 million (for federal tax purposes) and $111.5 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2023 and 2013, respectively. Occam’s ability to utilize its NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code if Occam undergo an ownership change. Occam would undergo an ownership change if, among other things, stockholder who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

It is possible that the private placement and the rights offering could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code, which would limit Occam’s ability to use any U.S. federal and state NOL carryforwards as described above and could result in a write-down of those assets on Occam’s consolidated balance sheet and a charge against earnings. Even if the private placement and the rights offering do not trigger an ownership change, they will increase the likelihood that Occam may undergo an ownership change for purposes of Section 382 in the future.

The sale of a substantial number of shares of common stock could cause the market price of Occam’s common stock to decline.

Sales of a substantial number of shares of Occam’s common stock in the public market could adversely affect the market price of Occam’s common stock. The market price of Occam’s common stock could also decline if one or more of its significant stockholders decided for any reason to sell substantial amounts of its common stock in the public market. Occam is contractually obligated to register shares of common stock underlying Series A preferred stock issued as part of the recent private placement financing transactions.

As of September 30, 2004, Occam had 268.0 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or without subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of September 30, 2004, Occam had 2.2 million shares of Series A-2 preferred stock outstanding that are convertible into 202.2 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements.

As of September 30, 2004, Occam had 48.5 million shares subject to outstanding options under Occam’s stock option plans, and 23.3 million shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of September 30, 2004, Occam had warrants outstanding to purchase a total of 230,000 shares of Occam’s Series A-2 preferred stock, convertible into approximately 20.6 million shares of its common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our portfolio of cash equivalents is of a short-term nature, they are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. Occam generally invests its surplus cash balances in high credit quality money market funds with contractual maturities of less than 90 days. We do not hold financial instruments for trading or speculative purposes. Occam’s financial instruments have short maturities and therefore are not subject to significant interest rate risk. Occam does not use any derivatives or similar instruments to manage its interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based upon their evaluation of the effectiveness of Occam’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as the end of the period covered by this Quarterly Report on Form 10Q, Occam’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures effectively ensure that information required to be disclosed by it in the reports Occam files, or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Except as described below, there was no change in Occam’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Occam’s internal control over financial reporting. In addition, there were no changes in Occam’s internal controls or in other factors that could have significantly affected those controls subsequent to September 30, 2004.

In connection with their review of Occam’s quarterly financial statements, for the quarter ended June 30, 2004. Occam’s independent auditors identified a revenue recognition issue with respect to one contract. Management believes the issue resulted from being short of staff following the resignation of Occam’s Vice-President, Finance in the first quarter of fiscal 2004. Occam has now filled the position with a Director of Finance who has assumed the responsibilities of the departed employee. The internal control issue identified by Occam’s independent auditors has not resulted in changes to any financial statements of Occam previously filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report there have been no material developments to the legal proceedings as described in Occam’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30741).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Occam Networks was held on October 8, 2004. At the Annual Meeting, our stockholders approved below resolutions with respective vote count:

1.	Approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of Occam from 400,000,000 shares to 750,000,000 shares, to increase the number of shares of preferred stock designated as Series A-2 preferred stock from 3,000,000 shares to 3,250,000 shares, and to increase the total number of shares Occam is authorized to issue from 405,000,000 shares to 755,000,000 shares;

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
179,587,210	738,638	24,674	59,518,257

2.	Approved to re-adopt provisions of our certificate of incorporation that require the approval of at least 66 2/3% of our outstanding voting stock in order to effect certain amendments to our certificate of incorporation;

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
179,748,907	584,135	17,480	59,518,257

3.	Approved to elect six directors to serve until our next annual meeting, or in each case until their successors are duly elected or appointed and qualified or until their earlier resignation or removal;

Name	FOR	WITHHELD
Robert L. Howard-Anderson	239,637,212	231,867
Steven M. Krausz	239,649,769	219,010
Thomas C. McConnell	239,445,766	423,013
Robert B. Abbott	239,650,455	218,324
Robert E Bylin	239,642,455	226,324
Thomas E. Pardun	239,642,455	226,324

4.	Approved to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2004 fiscal year; and

FOR	AGAINST	ABSTAIN
239,389,145	471,894	7,740

5.	Approved to transact such other business as may properly come before the meeting or any adjournment or adjournments thereof.

FOR	AGAINST	ABSTAIN
239,101,799	724,185	42,795

ITEM 5. OTHER INFORMATION

In accordance with Section 10 A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, management is required to disclose the non-audit services approved by Occam’s audit committee to be performed by PricewaterhouseCoopers LLP (“PWC”), our external auditor. Non-audit services are defined as services other than those provided in connection with an auditor or a review of the financial statements of a company. Occam’s audit committee has approved the engagement of PWC for non-audit services in 2004 to prepare Occam’s annual federal and state tax returns.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on November 11, 2004.

Exhibit 4.9.1	Certificate increasing the number of shares of preferred stock designated as Series A-2 convertible preferred stock filed with the Secretary of State of the state of Delaware on November 11, 2004.

Exhibit 31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 15, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the state of Delaware on November 11, 2004.

4.9.1	Certificate increasing the number of shares of preferred stock designated as Series A-2 convertible preferred stock filed with the Secretary of State of the state of Delaware on November 11, 2004.

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.