Form 10-K
period 2004-12-31
OCCAM NETWORKS INC/DE
filed 2005-03-31
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act):    Yes  ☐    No  ☒

Based on the average bid and asked price on June 30, 2004 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant on such date was approximately $9.5 million. For purposes of this disclosure, the registrant has excluded shares of common stock held by directors, executive officers and holders of 5% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2005, the number of shares outstanding of the registrant’s common stock was 268,619,559 ( 571,654,104 shares including 303,034,545 shares of common stock issuable upon conversion of outstanding series A-2 preferred stock.)

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from our definitive proxy statement to be filed within 120 days of the end of our fiscal year in connection with our 2005 Annual Meeting of Stockholders (“Proxy Statement”). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

OCCAM NETWORKS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

This Annual Report on Form 10-K contains forward-looking statements, These “forward-looking statements” include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on Occam’s current expectations, estimates and projections about Occam’s industry, management’s beliefs about the status and prospects for Occam’s business, and certain assumptions made by Occam. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, Occam’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth at the end of Part II, Item 7 of this report, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in Occam’s other filings with the Securities and Exchange Commission (“SEC”) discuss some of the important risk factors that may affect Occam’s business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in Occam’s other filings with the SEC before deciding to invest in Occam or to maintain or increase your investment. Occam undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

We design our products to alleviate the “bottleneck” currently experienced by many carriers in delivering voice and broadband services from their central offices or remote locations to individual customer premises—the network segment commonly referred to as the “last mile” or the “local loop.” We design our products with packet switching technology, such as Ethernet and Internet Protocol, two of the fundamental components used to build the Internet. These building blocks are used to develop a family of integrated products that deliver voice, data, Internet access and video services over the local loop’s existing copper wires by converting each customer line into a broadband loop. We believe that our single solution to the local loop “bottleneck” will enable carriers to consolidate, aggregate and integrate multiple, single-purpose network components, substantially reducing their capital expenditure requirements, streamlining their network, and reducing their operating costs. Deployment of our products could also enable carriers to generate new revenue streams by delivering a wider variety of voice, data, Internet access and video services by virtue of the increase in available bandwidth.

We were incorporated in Delaware in 1996 as Accelerated Networks and in 2002 merged with Occam Networks Inc., which was incorporated in California in 1999. In connection with the merger, we changed our name to Occam Networks Inc. Our principal executive offices are located at 77 Robin Hill Road, Santa Barbara, California 93117. Our telephone number at that address is (805) 692-2900. Our website is www.Occamnetworks.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10K.

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

Limitations of Existing Telecommunications Infrastructure

The communications network has experienced significant growth and change during the past decade as the exponential growth of networks and the Internet, and the accompanying increase in data traffic, have increased demand for high bandwidth communications networks. Telecommunications carriers have had difficulty, however, in meeting this increased demand for broadband Internet access and other bandwidth intensive applications and services due to significant constraints of the traditional copper wire communications infrastructure. To begin addressing increased customer demand for higher bandwidth, carriers began deploying high-speed optical networks in the long haul and metro portions of their networks. However, a bottleneck continues to impede effective delivery of high-bandwidth services in the local loop access network. Specifically, the existing local loop infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. Access to video over a dial-up modem is nearly impossible. The cost of rewiring individual customer premises with fiber optic cable to deliver higher bandwidth services, however, is not economically viable and is time consuming. Thus, telecommunications carriers have sought to employ alternative technologies to make more efficient use of the existing copper wire infrastructure in the local loop.

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

Increased Competition in Telecommunications Services Market

As cable service providers enter traditional telecommunication markets, carriers are seeking to add additional high-bandwidth, high-margin services to their networks, such as broadcast video and video on demand. In order to deliver video to residential customers, telecommunications carriers will be required to deploy the latest generation of asymmetrical DSL (ADSL2+) to provide enough bandwidth to enable broadband transmission of multiple video streams over the local loop. ADSL2+ can support simultaneous two or three video channels to distances of 8,000 to 10,000 feet. The introduction of either of these DSL technologies in the local loop will likely result in broader deployment of remote terminals and an increase in the percentage of telecommunications customers who are delivered DSL through these remote terminals. In addition to DSL’s distance limitations, transmission speeds are also limited by the architecture and capabilities of the equipment that is currently deployed in the remote terminals.

Transitioning of the Telecommunications Network

The telecommunications network was developed and optimized for voice traffic using circuit switched technology and large, complex voice switches. As the demand for broadband services has increased, telecommunications carriers have had to deploy new technologies to overcome the limitations that circuit switch technology and traditional voice switch technologies have imposed on the existing telecommunications network. Two of the technologies recently developed to overcome these limitations are packet switched technology and soft switches.

Packet switched technology is designed to resolve the inefficiencies in the existing telecommunication network caused by the reliance on circuit switched technology. A circuit switched network establishes a circuit from end-to-end for the duration of each call, with a fixed amount of allocated bandwidth for delivery of each call. Data and Internet sessions, however, are of varying duration and require varying amounts of bandwidth throughout the course of each session. Nevertheless, when sent over a circuit switched network, the amount of bandwidth consumed per session is constant, whether or not voice or data is being transmitted at any particular time during the session. As the amount of data and Internet traffic as a percentage of the total traffic carried over the telecommunications network has grown, the network’s reliance on circuit switched technology has rendered it increasingly unable to meet the growing demand for broadband services. As a result, carriers have had to reexamine the architecture of their network and transition to a packet-switched architecture that handles voice, data and video more efficiently by using bandwidth only when voice or data is actually being sent. By using bandwidth in this manner, the carrying capacity and efficiency of the existing telecommunications network is greatly increased, thus permitting the network to deliver a greater amount of broadband service to a greater number of customers. This new architecture is being built on the same technology that is the foundation for the Internet. Packet-based carriers have begun the transition to packet technology in their long haul and metro networks and are now moving toward the same transition in the local loop.

Softswitches are designed to resolve some of the inefficiencies and cost issues associated with the existing telecommunications network’s reliance on large, complex voice switches. Traditionally, voice switches use circuit switch technology and direct the majority of voice calls in the telecommunications network today. The complexity and proprietary nature of the technology used in these large switches has increased the operational and capital costs of deploying these products and has also led to long lead times in carriers’ ability to deliver new voice and other telecommunications services. A new generation of switches called softswitches, developed by numerous vendors using open standards rather than proprietary technology, offers carriers an attractive alternative at a fraction of the cost of traditional circuit switches. A softswitch refers to a voice switch, which has been developed using open standards and is capable of acting as a bridge between traditional voice traffic and packet-based data traffic. This reliance on open standards rather than proprietary technology promotes and facilitates more rapid development and deployment of new services that carriers can offer to customers. Softswitches are a key component of the new packet architecture and enable carriers to maximize the efficiencies of packet switching.

Softswitches are already being deployed by carriers in the long haul portion of the network and are being moved out to the local loop access network. This transition to a softswitch controlled voice network is likely to take several years. To facilitate this transition, carriers are seeking to build a new local loop infrastructure using the packet switched technology described above that will coexist with the existing circuit switch technology. The element of the local loop infrastructure that allows it to coexist with the voice switches and softswitches is called a media gateway. Carriers are seeking a solution that integrates the local loop infrastructure with media gateway functionality.

The Occam Networks Solution

Our BLC 6000 product line is an equipment system with components deployed in remote terminals and in central offices. The system provides connectivity from the residence or business premises to the carrier’s central office. Remote terminals provide the connections to the end customer and aggregate the service traffic for multiple customers for connection to the central office. The central office equipment combines individual user voice and data traffic flows from multiple remote terminals into a format interoperable with existing telephone and data switches. Because the BLC 6000 system converts an ordinary telephone line, or local loop, into a broadband loop, we refer to our product as a Broadband Loop Carrier, or BLC.

The BLC 6000 system integrates into a single product line the functionality that is currently provided by separate voice and DSL access products. The BLC 6000 adds video capabilities to the voice and data service mix that is supported. It is a modular system that can be deployed in very high capacity networks, but also proves economical for low capacity sites. It can be deployed with as few as 48 ports in a 1 3/4 ” high stackable shelf or up to 576 ports in a high capacity 12-slot chassis. Deployed in standard racks in a central office or in large remote terminal cabinets, it can support tens of thousands of customers. Our BLC systems are environmentally hardened to withstand wide variations in temperature, humidity and other environmental conditions found in telephone company outside plants.

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

Leverage Internet Technologies

Our BLC systems are built using packet switch technologies that enable the carrier to build a scalable local loop infrastructure. These technologies include Ethernet, which delivers much more network bandwidth than normally available between the remote terminal and the carrier’s central office at a fraction of the cost.

Our BLC systems employ standards-based packet processing technology to identify, classify and prioritize individual voice, data, Internet and video traffic streams based on the quality of service required for each stream. Voice streams, for instance, are the most sensitive to transmission delays and are thus always given higher priority than other traffic streams. This ability to classify and prioritize traffic streams enables carriers to deliver all of these services from a single infrastructure with the assurance that each service will be delivered at the appropriate level of quality.

Softswitch Interoperability

The BLC 6000 system also has integrated media gateway functionality, which eliminates the need for a separate media gateway. This results in significant cost and space savings at the remote terminal. The integrated media gateway functionality allows the BLC 6000 system to interoperate with the existing voice switches and softswitches simultaneously and facilitate a smooth transition from one to the other. In addition, the integrated media gateway also allows carriers to start delivering advanced voice, fax and messaging services, like unified messaging and follow-me services.

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

Deliver Ethernet Transport to the DLC Market

We have integrated Ethernet transport into our Broadband Loop Carrier product line, which bridges the local loop to the metro and long haul Ethernet networks resulting in an end-to-end Ethernet service. By significantly reducing the number of network elements, carriers can simplify their networks. We have developed a new approach to building resilient backbone networks using Ethernet, called Ethernet Protection Switching. We believe that our approach of using Ethernet transport as opposed to the current transport methods, such as SONET, will allow carriers to provide greater scalability and greater bandwidth at a fraction of the cost. We will continue to deliver transport solutions that scale from 100 Mbps to 1 Gigabit per second, or Gbps, to 10 Gbps and 40 Gbs by leveraging four different generations of Ethernet semiconductor technology.

Facilitate Network Migration from Circuit Switched Architecture to Packet Switched Architecture

We have developed a family of products that enable carriers to build a local loop infrastructure that can coexist with today’s voice switching architecture and the new packet switched technology to deliver integrated voice, data and video services. We have integrated technologies such as TR-08 and GR-303 voice switch interface protocols in our BLC products that communicate with today’s circuit switched infrastructure and technologies such as Media Gateway Control Protocol (“MGCP”) that work with new softswitch architectures. We believe that carriers can reduce their capital expenditure costs significantly by migrating to a packet switched architecture and softswitches. We believe there is a significant market for our products because these products facilitate this migration given there relative cost effectiveness and enhanced delivery capabilities.

Deliver a Comprehensive DLC Solution

We deliver a family of products that represents a comprehensive DLC solution for copper and fiber-based local loop infrastructure. Our products are used as central office terminal and remote terminal platforms and for a variety of other applications, such as fiber-to-the-curb and fiber-to-the-home, through a combination of DSL, Ethernet and optical networking technologies. Our DLC solution enables traditional and softswitch voice access and DSL access. In addition, our DLC solution allows carriers to offer a variety of services, such as voice, data, Internet and video. We have integrated, or intend to integrate a variety of access interfaces, such as voice, ADSL, ADSL2Plus, VDSL, Gigabit Ethernet and Ethernet over DSL.

Drive the Development and Deployment of a Comprehensive Packet-based Video Service Delivery System

We combine our products with those of key strategic partners in the areas of set top boxes, head-end systems and video servers to offer carriers an end-to-end video delivery system. We believe that our innovative architecture, which leverages packet and Internet technologies such as multicasting and content distribution, offers carriers the ability to provide broadcast and video-on-demand services at a significantly reduced cost, making delivery of video services cost effective for carriers. We are collaborating through our alliances to design packet switched video delivery architectures and products that solve many of the problems with today’s deployments, including scalability and affordability.

Aggressively Pursue Innovators in the Carrier Market

We leverage our packet switched architecture, integrated voice, data and video capabilities, scalability and lower service delivery costs to facilitate sales to local telephone carriers. Our initial focus is on innovative carriers that are known to adopt and apply new technologies, have begun to transition to a packet switched architecture and are interested in delivering new softswitch voice, Ethernet and/or video services. Adoption by these customers has enabled us to enter the market and establish our market awareness and reputation.

Continue Technological Innovation

We currently hold thirteen issued patents and have several additional patent applications pending. These areas of intellectual property continue to be integrated into our products. We believe that our continued focus and emphasis on innovation will enable us to extend our technology leadership through continual enhancement of existing products and the development of new products that address the needs of the carrier market for local loop solutions. We believe that our adoption of open standards, such as Ethernet, and open-source software, such as Linux, will allow us to leverage the knowledge base of the global development community, thereby accelerating the introduction of new products and product enhancements.

Our research and development philosophy is to focus on the integration of technology from industry-leading semiconductor and software vendors with our innovation applied toward specific carrier network problems. We believe that this approach will continue to enhance our ability to rapidly bring innovative products to market while continuing to build our portfolio of intellectual property.

Agreements with Tellabs

In March 24, 2005, we entered a strategic alliance with Tellabs, Inc. and certain of its subsidiaries. We believe that this alliance broadens our distribution channels and improves our ability to access large telecommunication companies such as the regional Bell operating companies. Our agreements with Tellabs are described in more detail below. In addition in connection with the alliance, Tellabs made a $2.0 million investment in our Series A-2 Preferred Stock.

Manufacturing License Agreement

We have entered into a Manufacturing License Agreement dated March 21, 2005 with Tellabs Petaluma, Inc. (“TPI”), a subsidiary of Tellabs, Inc. and previously known as Advanced Fibre Communications, Inc. Under the manufacturing license, we have licensed TPI the right to manufacture a specific list of our broadband loop carrier (BLC) products.

TPI may distribute and sell the BLC products that it manufactures only to an identified list of customers to whom we have given TPI exclusive rights, as described below. These customers include companies affiliated with the following three regional Bell operating companies: BellSouth, SBC, and Verizon. In addition, the customer list includes five independent operating companies in the United States, certain regional telecommunications service providers in Canada, and certain Verizon subsidiaries in identified markets in the Caribbean and Latin America. TPI may distribute and sell the BLC products to these customers only for use as part of the customer’s telephone networks in the United States or Canada and, with respect to sales to the Verizon subsidiaries, in the identified markets in the Caribbean and Latin America.

The license rights granted under the manufacturing license are exclusive in that we may not sell the listed BLC products to this list of customers for two to three years, with the time period depending on the potential customer. To maintain exclusivity for each potential customer, TPI must conduct a successful lab trial with each customer within 18 months to two years (depending on the customer) and enter into definitive written agreement to sell a BLC product to that customer within two to three years (again depending on the customer and when the lab trial is completed). TPI can extend the period to achieve these milestones by paying us an extension fee. In exchange for the license, TPI will pay us a royalty for each BLC product sold by TPI. The manufacturing license agreement will expire when the last exclusivity period has expired.

Technology License Agreement

We also entered into a Technology License Agreement dated March 21, 2005 with TPI. Under the technology license agreement, we licensed TPI the right to integrate parts of our gigabit ethernet switching and transport subsystems technology (known as “Blade Technology”) into TPI Fiber to the Curb (FTTC) card products. The license is nonexclusive and is not restricted to a particular set of customers. In exchange for the license, TPI will pay us a royalty for each FTTC card product sold by TPI. TPI will also compensate us for transferring the Blade Technology to TPI and for helping TPI to integrate the Blade Technology into FTTC card products. The term of the technology license agreement is five years, but the license granted is perpetual, subject to the conditions set forth in the agreement.

Supply Agreement

We entered into a Supply Agreement with Tellabs North America, Inc. (“TNA”), a subsidiary of Tellabs, Inc. We will supply TNA with BLC products for demonstration and testing purposes associated with the sale of BLC products by TPI to the listed exclusive customers under the Manufacturing License Agreement. TNA will supply us with telecommunication cabinet products and BLC products, which BLC products are manufactured by TPI under the Manufacturing License Agreement. The supply agreement will terminate when the Manufacturing License Agreement terminates.

Products

Current Products

BLC 6000 System. The BLC 6000 is Occam’s flagship product line. It was announced in May 2003 as a modular BLC system that would be introduced in phases, with new capabilities added throughout its product lifecycle. The first elements of the BLC 6000 became available at the end of Q2 2003 and new elements and capabilities have been added each quarter since its initial shipments. Currently the product line consists of two chassis styles and nine electronics subassemblies, or “blades”.

•	BLC 6001 Stackable Chassis. The BLC 6001 chassis houses a single BLC 6000 blade. It may be deployed as a standalone unit for low capacity applications or as part of a stack with other units for medium density applications.

•	BLC 6012 High Capacity Chassis. The BLC 6012 chassis houses up to twelve BLC 6000 blades for deployment in high capacity applications.

•	6150 Lifeline POTS Blade. The 6150 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection along with multiple T1 ports.

•	6151 Lifeline POTS Blade. The 6151 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service. It is designed to operate with other blades providing the Gigabit Ethernet transport function.

•	6208 ADSL Blade. The 6208 ADSL Blade provides 48 ADSL ports for customer data and video services, and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6235 ADSL and POTS Blade. The 6235 ADSL and POTS Blade provides 24 combination POTS and ADSL ports, along with four 100Mbps Ethernet ports and four T1 ports. It is designed to operate with other blades providing the Gigabit Ethernet transport function.

•	6248 ADSL and POTS Blade. The 6248 ADSL and Lifeline POTS Blade provides 48 combination POTS and ADSL ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6440 Optical Packet Transport Blade. The 6440 Optical Packet Transport Blade provides Gigabit Ethernet ports for optical fiber transport and blade interconnection, and supports up to 8 T1 lines for transport or up to 4 T1 lines for customer service delivery.

•	6640 Subscriber Trunk Gateway Blade. The 6640 Subscriber Trunk Gateway Blade provides up to 8 T1 connections supporting traditional voice switches using the TR-08 or GR-303 voice interface protocols. It also supports multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6212 ADSL2+ Blade. The 6212 ADSL2+ Blade provides 48 ADSL2+ ports for customer data and video services, and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6252 ADSL2+ and POTS Blade. The 6252 ADSL2+ and Lifeline POTS Blade provides 48 combination POTS and ADSL2+ ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

Cabinets. Our broadband loop carrier solution includes a series of remote terminal cabinets for low, medium and high-density deployments in a variety of geographical areas. Our cabinets are environmentally controlled, and we believe they deliver reliable protection with a high degree of deployment flexibility. Our cabinets are full-featured enclosures that support multiple shelf assemblies with a full complement of fans, protector panels, charger/rectifiers and batteries. Occam cabinets have been configured to support the greater advanced service capacity provided by our Broadband Loop Carriers, meeting the power and heat requirements for maximum DSL, video and other high-bandwidth service take rates. They are available in configurations which support from 48 to 576 ADSL/voice lines, either copper T1 or fiber facilities, and can be deployed in point-to-point, star, ring, or daisy chain topologies. Our first cabinets became available for sale in the second quarter of 2002.

OccamOS. The OccamOS is not a stand-alone product, but is our embedded operating system, which creates a highly extensible to tailor the Occam BLC product family to the specific requirements of each carrier. OccamOS is modular, highly scalable and provides BLCs with high reliability.

OccamView. OccamView is a distributed element management system that enables remote management of voice and broadband services via software from any secure browser. OccamView’s open management architecture facilitates the integration of OccamView into a wide variety of operating support systems to ensure interoperability with existing systems.

Products in Development

We currently have under development products, features and functions that we believe will further enhance our product family. These development activities are generally focused on the following areas:

•	Reducing the overall cost of solutions,

•	Improving maintainability and ease of deployment for customers,

•	Adding FTTX (“fiber to the X location”) compatibility to the 6000 family, and

•	Adding features, like additional IP Layers services and local voice switching capacities that have been requested by our customers.

Customers

To date, our products are in operation in the networks of more than 75 customers. Our current and target customers include:

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

Industry Relationships

An important element in our market strategy is our ability to build strategic relationships with companies who have an established presence in Occam’s target market segments. We have developed the Occam Packet Access Network Alliance, whereby independent companies can work with us to define broader solutions, perform interoperability tests, develop solutions business cases and provide cooperative customer support. The Occam Packet Access Network Alliance was announced in October 2001, and currently includes marketing relationships with companies such as Thomson, Westel, Teklec, Metaswitch (division of Data Connection), Sonus Networks, Inc., General Bandwidth, Inc., Broadsoft, Inc., , Minerva Networks, Inc., Tut Systems, Inc., and Optibase, Ltd.

Research and Development

We have a team of engineers dedicated to conducting research and developing innovative solutions in specific technology areas that are strategic to our business. The collective talent of the Occam research and development team has knowledge-base and experience covering the full spectrum of technologies, ranging from digital loop carrier, voice signaling, call control, IP networking, Ethernet networking and switching, DSL, optical networking and network management. We also work with our suppliers of technology, silicon and software to further increase our technological lead over our competitors.

We continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $7.5 million, $12.0 million and $19.2 million during the fiscal years ended 2004, 2003 and 2002, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Simi Valley, California and Mesa, Arizona.

Patents and Intellectual Property

We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted thirteen patents, have filed several additional patent applications, and intend to file additional patent applications. These patents expire over the next 15 to 17 years. Our patent strategy is designed to protect corporate technology assets, to create access to additional technology through cross-licensing opportunities and to create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Sales and Marketing

We have focused our sales and marketing efforts primarily on the major independent carriers. Our marketing efforts are designed to create brand awareness with these customers and to demonstrate our technological leadership and cost advantages in the digital loop carrier equipment market. We are educating our potential customers about our products and the benefits of our solutions through industry publications and trade shows. We also conduct education programs that present our products and the benefits of our solutions for senior management of engineering design firms who design networks for independent telephone operating companies.

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

Kratz Communications, a value added reseller representing several end users, Palmetto Rural Telephone Coop, and CT Communications, accounted for approximately 17%, 12%, and 11%, respectively, of our revenue for the year ended December 31, 2004. For the year ended December 31, 2003, FairPoint Communications, Inc. and Comporium Group accounted for approximately 15% and 14%, respectively, of our revenues for the year. Sales during 2002 to DTC Communications, Inc., Armstrong Telephone Company, and Pan Dacom Networking AG, accounted for approximately 38%, 25%, and 13%, respectively, of our revenue for the year ended December 31, 2002. With the exception of Pan Dacom, which had been a customer of our predecessor, Accelerated Networks, our largest customers in 2003 and 2002 continued to buy additional products in 2004. While we anticipate that sales to any specific customer will vary from period to period, we expect to continue to have significant customer concentration during 2005. To date, a significant portion of our revenue has been derived from a small number of orders and our sales have been made based on individual purchase orders, rather than long-term commitments.

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

Backlog

Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of March 1, 2005, and December 31, 2004 was approximately $2.0 million and $9.6 million, respectively. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, or allowing customers to cancel orders within negotiated time frames without significant penalty, our backlog may not be indicative of sales during any subsequent quarter.

Competition

The market for telecommunications equipment is highly competitive and we expect that competition will increase in the future. Many of our competitors are large companies with greater name recognition and technical, financial and marketing resources than we have, which may give them a substantial advantage in developing and selling their products. Some of our competitors have gained a significant share of the market for local loop carrier equipment and further consolidation of the telecommunications industry may increase that share. In addition, many of our competitors have long-standing relationships with our prospective customers, which may give them an advantage in selling competing products. Current and potential competitors in the digital loop carrier market include Alcatel SA, Advanced Fibre Communications, Inc. (now part of Tellabs), Lucent Technologies Inc., and Calix, Inc.

We believe that the principal factors that will determine success in the digital loop carrier market include:

•	support for multiple access technologies and network protocols;

•	ability to efficiently aggregate different traffic types, such as voice, data, Internet, video;

•	flexibility and interoperability with existing and future network designs and equipment;

•	time to market;

•	cost-effectiveness (both for the equipment and its continuing cost of ownership);

•	scalability without interruption of service; and

•	reliability.

The strength of our product and solution architecture, we believe, enables us to compete effectively with all of these customer types.

Manufacturing

We outsource significant portions of our manufacturing operation to third-party manufacturers and have a signed manufacturing out-sourcing contract with CTS (formerly Smtek), located in Moorpark, California. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer. Our products are primarily manufactured in the U.S. but we are also exploring offshore manufacturing to save costs. We design, specify and monitor all of the tests that are required to meet our internal and customer quality standards. In 2001, Occam received certification to ISO 9001:2000 by TÜV Rheinland of North America. During 2004, we were audited and certified for another 3 years.

We have several single or limited source suppliers. Although our products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Geographic Information

During our last three fiscal years, substantially all of our revenue was generated within the United States and all of our long-lived assets are located within the United States.

Governmental Regulation

The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Occam’s products or the deployment of Occam’s products are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed, or sold. While we believe that our products comply with all current applicable governmental laws, regulations and standards, we cannot assure that we will be able to continue to design its products to comply with all necessary requirements in the United States in the future. Accordingly, any of these laws, regulations and standards may directly affect Occam’s ability to market or sell its products.

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

The applicability of laws, regulations and standards affecting the voice telephony, broadband telecommunications and data industry in which Occam and our customers operate is continuing to develop, both domestically and internationally. We cannot predict the exact impact that current and future laws, regulations and standards may have on Occam or our customers. These laws, regulations and standards may directly impact our products and result in a material and adverse effect on our business, financial condition and results of operations. In addition, should our customers be adversely impacted by such regulation, Occam’s business, financial condition and results of operations would likely be adversely affected as well.

Employees

As of March 1, 2005, we employed 87 full-time employees, including 32 in sales and marketing, 9 in operations and manufacturing, 36 in engineering, and 10 in finance and administration. All of our employees are located in the United States. None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

ITEM 2. PROPERTIES

Properties

We are a party to lease agreements related to the following properties:

•	approximately 31,000 square feet of space in Santa Barbara, California, for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in October 2006;

•	approximately 9,000 square feet of space in Simi Valley, California, used primarily for manufacturing, research and product development, and general and administrative purposes, which expires in August 2005; and

•	approximately 1,700 square feet of space in Mesa, Arizona, used primarily for research and product development purposes, which expires in October 2005.

We believe that our existing facilities are adequate for the near term.

ITEM 3. LEGAL PROCEEDINGS

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On July 31, 2003, we agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers for these companies is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that we will execute the settlement documents in 2005. This settlement will require approval of the members of the class of plaintiffs and the court. We have not recorded any accrual related to this proposed settlement because we expect any settlement amounts to be covered by our insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Occam Networks was held on October 8, 2004. At the Annual Meeting, our stockholders approved the following matters with the respective vote counts indicated:

1)	An amendment of our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of Occam from 400,000,000 shares to 750,000,000 shares, to increase the number of shares of preferred stock designated as Series A-2 preferred stock from 3,000,000 shares to 3,250,000 shares, and to increase the total number of shares Occam is authorized to issue from 405,000,000 shares to 755,000,000 shares;

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
179,587,210	738,638	24,674	59,518,257

2)	Re-adoption of provisions of our certificate of incorporation that require the approval of at least 66 2/3 % of our outstanding voting stock in order to effect certain amendments to our certificate of incorporation;

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
179,748,907	584,135	17,480	59,518,257

3)	Election of six directors to serve until our next annual meeting, or in each case until their successors are duly elected or appointed and qualified or until their earlier resignation or removal;

Name	FOR	WITHHELD
Robert L. Howard-Anderson	239,637,212	231,867

Steven M. Krausz	239,649,769	219,010

Thomas C. McConnell	239,445,766	423,013

Robert B. Abbott	239,650,455	218,324

Robert E Bylin	239,642,455	226,324

Thomas E. Pardun	239,642,455	226,324

4)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2004 fiscal year; and

FOR	AGAINST	ABSTAIN
239,389,145	471,894	7,740

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers as of December 31, 2004.

Name	Age	Position(s)
Robert L. Howard-Anderson	48	President, Chief Executive Officer, and Senior Vice President of Product Operations
Howard M. Bailey	58	Chief Financial Officer and Secretary
Mark Rumer	41	Chief Technology Officer
Russell J. Sharer	45	Vice President of Sales and Marketing

The following is a brief description of the capacities in which each of the executive officers served or has served at our company as well as their other business experience during the past five years.

Robert L. Howard-Anderson has served as our president, chief executive officer and senior vice president of product operations since May 2002. Mr. Howard-Anderson was senior vice president of product operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was vice president of product operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and vice president of engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Howard-Anderson has a B.S. in electrical engineering from Tufts University.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on The Nasdaq National Market under the symbol “ACCL” from June 2000 through May 2002 when we merged with Occam Networks Inc., a California Corporation, and adopted the Occam name. Our common stock traded under the symbol “OCCM” from the merger date through the date of its delisting from The Nasdaq National Market on July 24, 2002. Since July 25, 2002, our common stock has traded on the OTC Bulletin Board under the symbol “OCCM”. The following table presents, for the periods indicated, the high and low sales price of our common stock during the two most recent fiscal years as reported by the OTC Bulletin Board:

	High	Low
Fiscal year ended December 31, 2004
Fourth Quarter	$0.12	$0.08
Third Quarter	$0.12	$0.08
Second Quarter	$0.16	$0.09
First Quarter	$0.22	$0.11
Fiscal year ended December 31, 2003
Fourth Quarter	$0.25	$0.10
Third Quarter	$0.31	$0.10
Second Quarter	$0.31	$0.05
First Quarter	$0.08	$0.05

On March 1, 2005, the last reported sales price of our common stock was $0.145 and there were 308 stockholders of record.

EQUITY COMPENSATION PLANS

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

DIVIDEND POLICY

We have not declared any cash dividends on our capital stock since inception and do not anticipate the payment of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information should be read in conjunction with our consolidated financial statements and the related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The information as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000, has been derived from our audited financial statements, which are not included herein. The information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 has been derived from our audited financial statements provided elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be obtained in the future.

SUMMARY OF SELECTED FINANCIAL DATA

	Fiscal Year ended December 31
	(In thousands, except per share data)
	2004	2003	2002	2001	2000
Sales	$17,329	$7,982	$2,435	$80	$—
Cost of sales	15,829	7,930	5,237	95	—

Gross profit (loss)	1,500	52	(2,802)	(15)	—
Operating expenses:
Research and product development	7,448	12,004	19,227	16,399	6,543
Sales and marketing	6,584	5,977	7,090	4,543	1,059
General and administrative	2,328	2,331	3,524	3,793	1,431

Total operating expenses	16,360	20,312	29,841	24,735	9,033
Loss from operations	(14,860)	(20,260)	(32,643)	(24,750)	(9,033)
Interest income	94	101	197	710	187
Interest expense	(223)	(284)	(301)	(131)	(15)

Loss before income taxes	(14,989)	(20,443)	(32,747)	(24,171)	(8,661)
Income tax benefit (expense)	—	11	—	(1)	(1)

Net loss	(14,989)	(20,432)	(32,747)	(24,172)	(8,862)

Beneficial conversion feature	(3,288)	(3,038)	(541)	—	—
Warrants issued with series C preferred stock	—	—	(255)	—	—
Interest attributable to common stock potentially subject to rescission	—	500	(500)	—	—

Net loss attributable to common stockholders	$(18,277)	$(22,970)	$(34,043)	$(24,172)	$(8,862)

Net loss per share—basic and diluted	$(0.07)	$(0.11)	$(0.38)	$(4.94)	$(3.84)
Weighted average shares—basic and diluted	267,800	210,732	89,657	4,891	2,310

Amortization of stock-based compensation included in:
Research and product development	$693	$943	$1,130	$770	$294
Sales and marketing	119	179	252	141	55
General and administrative	40	105	138	431	52

Total amortization of stock-based compensation	$852	$1,227	$1,520	$1,342	$401

SUMMARY OF SELECTED FINANCIAL DATA (CONT’D)

	As of December 31 (In thousands)
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,432	$14,586	$18,496	$6,639	$409
Restricted cash	2,101	935	—	—	—
Working capital (deficit)	8,685	15,108	15,061	4,165	(3,171)
Total assets	21,060	23,404	24,471	12,591	2,579
Long-term debt and Capital Lease Obligation, net of current portion	2,987	998	853	1,439	—
Total liabilities	13,457	7,084	6,662	5,643	3,769
Common stock potentially subject to rescission	—	—	10,500	—	—
Convertible preferred stock and warrants	21,496	16,381	10,811	37,699	6,946
Total stockholders’ equity (deficit)	$(13,893)	$(61)	$7,309	$6,948	$(1,190)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From its inception through December 31, 2004, Occam has incurred cumulative net losses of approximately $101.4 million. Revenues have increased since 2003 and in particular, during the latter half of the 2004 fiscal year, primarily through increased acceptance and market penetration of our new products, primarily our BLC 6000 family of products.

We expect Occam to continue to incur declining but substantial operating losses and to experience substantial negative cash flows as it expands its business. These losses declined over the last half of 2004, and we expect losses will continue to decline if we can continue to increase our revenues. Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have funded our operations primarily through the sale of equity securities and debt borrowings. From November 2003 through the end of 2004, Occam raised gross proceeds of approximately $22.2 million through the issuance of our Series A-2 preferred stock. Occam raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of series A-2 preferred stock. In addition, In March 2005, a holder of an outstanding promissory note converted $534,790 of outstanding principal and accrued interest into shares of series A-2 preferred stock. Occam may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent Occam issues additional equity securities, it could result in substantial dilution to existing stockholders. In addition the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. Occam cannot predict whether it will be able to obtain additional financing. Any failure to obtain financing could have an adverse material affect on Occam’s business, financial condition and results of operations.

During December 2004, we signed a senior loan and security agreement with Hercules Technology Growth Capital, Inc., a specialty finance company, under which we borrowed $3.0 million, bearing interest at a rate of 11.95% per annum, with a maturity date of December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Our obligations under the agreement are collateralized by substantially all our assets. In connection with the loan agreement, we issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our series A-2 preferred stock. These warrants were valued using the Black-Scholes valuation model and $105,000 of the proceeds was allocated to the investment in common stock warrants and $73,000 of the proceeds was allocated to the A-2 preferred stock warrants. The amounts allocated to the preferred stock and common stock warrants will be recorded as additional interest expense over the life of the loan. The warrant for common stock is exercisable through December 2011 at an exercise price of $0.09 per share. The warrant for the series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The series A-2 preferred stock is convertible into common stock at a conversion price of $0.11 per share. At December 31, 2004, the outstanding principal was approximately $2.8 million, net of warrant discount, of which approximately $438,000 was current. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if the Company failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $5,000,000 for any fiscal quarter ending on or prior to June 30, 2005 and at least $7,000,000 for any fiscal quarter thereafter.

On November 9, 2001, we entered into a definitive merger agreement with Occam Networks Inc., a California corporation, pursuant to which we acquired Occam, the California corporation. The transaction closed on May 14, 2002, and we changed our name from Accelerated Networks Inc. to Occam Networks Inc., thereby adopting the acquired company’s name. The merger was accounted for using the purchase method of accounting as a reverse acquisition, pursuant to which Occam CA was treated as the acquirer of Accelerated Networks for financial accounting purposes. As such, following the consummation of the merger, the historical financial statements of Occam CA serve as the principal historical financial statements of the combined organization.

Since the merger with Accelerated Networks, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Occam’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Occam to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on going basis, Occam evaluates its estimates and judgments, including those related to revenue recognition, inventories, litigation and valuation of deferred income tax assets. Occam bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Occam believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Occam’s sales are generated from sales arrangements, which require revenue recognition judgments, particularly in the area of customer acceptance. The terms and conditions of acceptance of the product for each sales agreement will dictate when sales revenue will be recognized. Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until payment has been received. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. Occam provides post-sales technical support on a fee basis. Occam provides hardware warranty for its products for five years and makes provisions for that expense at the time of sale. Occam provides customer support and software maintenance for one year at no cost. Occam records an estimate of warranty costs when revenue is recognized based on projected returns, actual historical failure rates and repair costs.

Valuation of Inventories

Occam’s inventories are stated at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare them with current inventory levels. If actual future demand or market conditions are less favorable than those projected by Occam, additional inventory write-downs may be required. Since the integrated access device line of products acquired from Accelerated Networks had made and was expected to make only a minimal contribution to our net revenue, during the fiscal year ended December 31, 2002, we substantially discontinued the product line and wrote-off $3.1 million of related excess and obsolete inventory.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. We recorded $61.6 million of valuation allowance for 2002 and $6.2 million for 2003 and $4.0 million for 2004.

Loss Contingencies

Occam evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 11 to the accompanying financial statements. Occam accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, Occam accrues the minimum amount in the range. As additional information becomes available, Occam assesses the potential liability related to pending litigation and revises its estimates. Such revisions in the estimated potential liability could materially impact Occam’s results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because any settlement amounts are covered by our insurance policies.

Product Warranties

Occam provides standard warranty with the sale of its products generally for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair costs.

Our estimates are based on the actual number of products returned for repairs, an estimate of products that may be returned for warranty repair and estimated costs of repair depending on the type of service required. These estimates require us to examine past warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our financial statements. To the extent that actual warranty repairs are higher than our estimates, our costs will increase.

Results of Operations

Fiscal Years ended December 31, 2004, 2003 and 2002

	Year ended December 31 (in thousands)
	2004	2003	2002
Sales	$17,329	$7,982	$2,435
Cost of sales	15,829	7,930	5,237

Gross profit (loss)	$1,500	$52	$(2,802)

Sales

The following sets forth revenue by product for the periods indicated as a percentage of total revenue for that fiscal period:

	Fiscal year ended December 31
	2004	2003	2002
BLC 6000 system	78%	48%	—
BLC 1200 system	1%	24%	70%
Cabinets	17%	12%	12%
Integrated Access Devices	—	8%	16%
Other	4%	8%	2%

Total sales	100%	100%	100%

The increase in sales for fiscal year 2004 over the prior years was mainly due to expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. The growth in BLC 6000 system revenues, and our revenues in general, followed the release of the BLC 6000 system product line during the third quarter of 2003. In 2004, several enhancements and new features were introduced to the BLC 6000 system, which resulted in even greater acceptance and market penetration. We expect this trend to continue in 2005.

We discontinued marketing of Integrated Access Device line of products acquired from Accelerated Networks during the third quarter of 2002.

Cost of sales

Cost of revenue for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenues and gross profit for 2004 were adversely affected by additional costs of $2.6 million arising from yield problems and unusually high repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As of December 31, 2004, Occam had an accrual of $307,000 to cover estimated repair costs on remaining field units. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. There have been no returns for refunds related to these product issues, and upon delivery, they met customer and industry quality specifications.

Cost of sales for the fiscal year ended December 31, 2002 included a write-off of $3.1 million for excess and obsolete inventory of the Integrated Access Device line of products acquired from Accelerated Networks. In the third quarter of 2002, we discontinued marketing these products and reduced the carrying value of this inventory.

We expect gross margins to improve in 2005 as unusual expenses incurred in 2004, like high rework expenses, decline, cost improvement redesigns begin to have an effect, revenue increases and increasing volumes allow us to reduce our costs per unit sold.

Research and product development expenses

	Year ended December 31 (in thousands)
	2004	2003	2002
Research and product development expenses	$7,448	$12,004	$19,227

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses declined by 38% from 2003 to 2004 primarily to expense reduction actions implemented in 2003 and 2004 and reduced amortization of deferred compensation expense in 2004 compared to 2003. The 38% decrease in expenses from 2002 to 2003 was due primarily to expense reduction actions we took during 2002 and 2003 as we scaled our activities into a sequential product development plan and lower amortization of deferred compensation expense in 2003 compared to 2002. We expect research and development costs to increase marginally in 2005 as compared to 2004. Research and product development expenses include deferred compensation expenses of $693,000, 943,000 and $1,130,000, for fiscal years 2004, 2003 and 2002, respectively.

Sales and marketing expenses

	Year ended December 31 (in thousands)
	2004	2003	2002
Sales and Marketing Expenses	$6,584	$5,977	$7,090

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by 10% from 2003 to 2004 primarily due to increased head count, commissions and other promotional expense incurred to increase revenues and market penetration. Decrease in sales and marketing expenses from 2002 to 2003 was due primarily to the discontinuation of the integrated access device product line during 2002, and to other expense reduction actions we took during 2002 and 2003. We expect sales and marketing costs to increase in 2005 and we continue to make expenditures intended to increase sales and expand our business.

General and administrative expenses

	Year ended December 31 (in thousands)
	2004	2003	2002
General and administrative expenses	$2,328	$2,331	$3,524

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses remained flat at $2.3 million in 2004 and 2003 compared to $3.5 million for

2002. The 34% decrease in general and administrative expenses from 2002 to 2003 was due primarily to costs incurred in 2002 related to the separation of a former chief executive officer from the Company and expense reduction actions taken in 2002 and 2003, offset partially by an increase in insurance and other costs of being a publicly held company. We expect general and administrative expenditures to increase in 2005 due to additional expenses that we will be incurring to prepare and comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

	Year ended December 31, (in thousands)
	2004	2003	2002
Research and product development	$693	$943	$1,130
Sales and marketing	119	179	252
General and administrative	40	105	138

Total amortization of stock-based compensation	$852	$1,227	$1,520

Through December 31, 2004, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 31, 2004, we had reversed deferred stock compensation of approximately $4.7 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. At December 31, 2004, we had $0.6 million of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

Interest income and expense

	Year ended December 31, (in thousands)
	2004	2003	2002
Interest income	$94	$101	$197
Interest expense	$(223)	$(284)	$(301)

The decreases in interest income were due to the lower average balances of cash and cash equivalents held during 2004 as compared to 2003, and 2003 as compared to 2002, as a result of consumption of cash balances for working capital purposes, the timing of the issuance of our series A-2 preferred stock, the timing of the issuance of our series A preferred stock in December 2002 and January 2003, the timing of cash provided from the merger with Accelerated Networks and the issuance of our series C preferred stock in May 2002. In addition, lower interest rates in 2003 and 2004 adversely affected interest income relative to 2002.

The decrease in interest expense from 2003 to 2004 was due to lower average amounts outstanding under capital lease lines of credit during 2004 as compared to 2003 as well as the timing and receipt of funds from the senior debt financing in December 2004. The decrease in interest expense from 2002 to 2003 was due to lower average amounts outstanding under capital lease lines of credit during 2003 as compared to 2002, offset partially by borrowings under an equipment loan during 2003.

Income Tax Benefit (Expense)

Our effective tax rate for 2004, 2003 and 2002 was 0% due to our operating losses.

Net operating loss carryforwards

As of December 31, 2004, Occam’s net operating loss carryforwards were approximately $216.7 million for federal tax purposes, expiring through 2024, and $142.4 million for state tax purposes, expiring through 2014. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Beneficial Conversion Feature

	Year ended December 31, (in thousands)
	2004	2003	2002
Beneficial Conversion Feature	$(3,288)	$(3,038)	$(541)

We recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.3 million upon the issuance of our series A-2 preferred stock and warrants during 2004, $3.0 million upon the issuance of our series A-2 preferred stock during 2003 and $0.5 million upon the issuance of Occam CA’s series B-1 and series C preferred stock during 2002. These non-cash charges were calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2, B-1 and C preferred stock were converted.

Warrants issued with series C preferred stock

	Year ended December 31, (in thousands)
	2004	2003	2002
Warrants issued with series C preferred stock	$—	$—	$(255)

Upon the issuance of Occam CA’s series B-1 and series C preferred stock during 2002 we recorded $255,000 as a non-cash issuance cost of the series C preferred stock relating to the issuance of warrants to acquire 1,546,294 shares of series C preferred stock (the fair value of which is calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5%, a volatility factor of 50%, a contractual life of four years and no dividend yield), issued on the close of the merger with Occam CA.

Interest attributable to common stock potentially subject to rescission

	Year ended December 31, (in thousands)
	2004	2003	2002
Interest attributable to common stock potentially subject to rescission	$—	$500	$(500)

We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”). If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. If a stockholder successfully asserted a rescission right, we would have been obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company may thus have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed on May 14, 2003, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. We believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act and no such claims have been made. Interest of $300,000 and $500,000 was accrued during the fiscal years ended December 31, 2003 and 2002, respectively, relating to this matter as required by the SEC. Upon expiration of the statue of limitations for violation of the 1933 Act in 2003, we have reversed $800,000 of interest that had been accrued during the one-year claim period and have reclassified common stock potentially subject to rescission into stockholders’ equity.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $4.4 million as compared to $14.6 million as of December 31, 2003. The decrease in cash and cash equivalents was primarily due to cash used in operations of $15.5 million and partially offset by the gross proceeds from our offering of series A-2 preferred stock of $4.2 million in March 2004, by the gross proceeds from our sale of series A-2 preferred stock of $1.5 million in April 2004 and by the proceeds from our senior debt financing of $3.0 million in December 2004. The cash and cash equivalents balance at December 31, 2004 excludes $2.1 million of restricted cash, $2.0 million of which was used to obtain a letter of credit to support a performance bond required for us to work on a RUS funded contract for a customer. Management believes this government funded contract will be completed by the end of 2005 and the letter of credit and cash restriction will then no longer will be required.

We used $15.5 million of cash in operating activities during the fiscal year ended December 31, 2004, a decrease of $4.0 million or 21% over the $19.5 million used during the prior fiscal year. The decrease in cash used in operating activities of $4.0 million from 2004 to 2003 was primarily driven from reduced net losses as a result of increased gross margins and reductions in our operating expenses, and changes in our receivables, inventories, accounts payable and accrued expenses. Accounts receivables increased by $2.9 million as a result of increased revenues, inventories and accounts payable increased by $4.7 million and $3.3 million, respectively, as a result additional purchases in anticipation of sales and shipments in 2005 and accrued expenses increased by $1.0 million due to additional payroll, warranty and product failure accruals.

We used $2.2 million in cash in investing activities during the fiscal year ended December 31, 2004, as compared to $2.2 million during the comparable prior year period. Of the cash used in investing activities during 2004, $1.2 million represented the change in our restricted cash balance, and $1.0 million of capital expenditures. Our restricted balance increased by $1.2 million as a result of a restriction of $2.0 million required to secure a letter of credit for support a performance bond for an RUS funded contract offset by a reduction of $0.8 million from the release of restrictions by our bank relating to our line of credit facility which expired during 2004. We used $2.2 million in cash in investing activities during the fiscal year ended December 31, 2003, as compared to $15.7 million generated during 2002. Of the cash used in investing activities during 2003, $0.9 million represented restricted cash under a loan and security agreement with a bank for a revolving line of credit that is no longer in place and to secure a letter of credit provided by us, and $0.7 million represented purchases of property and equipment. In addition, during 2003 we sold our India operation, which was comprised primarily of cash balances of approximately $0.5 million. We generated $15.7 million from cash provided by investing activities in 2002, which consisted primarily of cash received from our merger with Accelerated Networks in May 2002.

We generated $7.5 million in cash from financing activities during the year ended December 31, 2004 as compared to $17.8 million for fiscal 2003. The cash provided from financing activities in the fiscal year ended December 31, 2004 was from the proceeds of $5.7 million from our offering of series A-2 preferred stock and warrants, less issuance cost of $0.6 million, and the issuance of $3.0 million in senior debt with attached warrants, offset partially by repayments of $0.7 million of capital lease and other debt obligations. In connection with the senior debt agreement, we issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if we failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $5,000,000 for any fiscal quarter ending on or prior to June 30, 2005 and at least $7,000,000 for any fiscal quarter thereafter.

We generated $17.8 million in cash from financing activities during the year ended December 31, 2003, as compared to $25.6 million for the comparable prior year period. The cash provided in the fiscal year ended December 31, 2002 was from the proceeds of $16.4 million from our offering of series A-2 preferred stock during November and December 2003, $1.0 million from our offering of series A preferred stock during January 2003, and the proceeds of notes payable of $921,000 during June and July 2003, offset partially by repayments of capital lease obligations and notes payable. The cash provided in the fiscal year ended December 31, 2002 was primarily from the proceeds of a $5.2 million from a loan from Accelerated Networks to Occam CA prior to the merger, $10.0 million from Occam CA’s offering of series C preferred stock during May 2002, and $11.0 million from our offering of series A preferred stock during December 2002.

In January 2005, we raised additional gross proceeds of $5.6 million through sales of A-2 preferred stock to certain existing investors. In March 2005, existing investors and Tellabs invested an additional $4.9 million in our Series A-2 preferred stock. In addition, In March 2005, a holder of an outstanding promissory note converted $534,790 of outstanding principal and accrued interest into shares of series A-2 preferred stock.

We plan to continue to devote substantial capital resources to research and development activities, as well as our sales, marketing, customer service and other corporate activities. Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Our viability as a going concern is dependent upon our ability to successfully carry out our business plan. Since inception, we have devoted substantial effort and capital resources to develop and market its products. Based on our current operating plans, management believes that the recent debt financing and equity investments, will be sufficient to fund the Company through twelve months from the balance sheet date.

We may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent we issue additional equity securities, it could result in substantial dilution to existing stockholders. In addition the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. We cannot predict whether we will be able to obtain additional financing if necessary. Any failure to obtain financing could have an adverse material affect on our business, financial condition and results of operations.

Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. However there is no assurance that management will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of December 31, 2004, we had approximately $482,000 in accrued expenses on our balance sheet for purchase commitments and outstanding payments due to one of our former principal contract manufacturers, which we expect to settle and pay in 2005.

We lease our facilities and certain assets under non-cancelable operating leases expiring through 2006, excluding various renewal options, and have a note payable with an investor, capital lease and long-term debt obligations. See Note 5, 6 and 11 to the accompanying financial statements.

The following tables summarize our minimum annual payment commitments under non-cancelable operating leases, capital leases and notes payable as of December 31, 2004 (in thousands):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Capital leases	$285	$285	$—	$—	$—

Note payable to stockholder (4)	—	—	—	—	—
Note payable to bank	212	140	72	—	—
Note payable to finance company (3)	3,000	531	2,469	—	—

Purchase Commitments (2)	4,400	4,400	—	—	—
Outstanding payments and commitments	482	—	—	—	—
Operating leases	$1,168	$716	$452	$—	$—

(1)	Contractual obligations consist of long-term debt and future minimum lease payments under capital and operating leases used in the normal course of business, and Purchase Commitment.
(2)	Under the terms of our agreement with our contract manufacturer, we issue purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturer to meet estimated sales demands. The agreement includes certain lead-time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of purchase requirements.
(3)	In connection with the senior debt agreement with Hercules, we issued Hercules warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan.
(4)	In March 2005, the principal and accrued interest of $534,790 on an outstanding note payable to one of our stockholders was cancelled and converted into shares of our series A-2 preferred stock.

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letter of credit (6)	$1,980	$1,980	$—	$—	$—

(6)	The letter of credit was put in place to support a performance bond for a Rural Utility Supplier (RUS) contract being performed by us.

Off balance sheet arrangements

We enter into indemnification provisions under (i) our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and (ii) our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. We have has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, the we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004 and 2003.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Occam to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending September 30, 2005. We expect the adoption of SFAS 123(R) to have a material impact on our results of operations. The pro forma impacts of SFAS 123, disclosed in note 2 to our consolidated financial statements, may not be representative of future stock based compensation charges because we are still considering the method we will use to value our stock options after the adoption of SFAS 123(R) and levels of future option grants, if any.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of APBO 29” to address the accounting for nonmonetary exchanges of productive assets. SFAS No. 153 amends APBO 29, “Accounting for Nonmonetary Exchanges,” which established a narrow exception from fair-value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 apply to nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on Occam’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, chapter 4.” SFAS No. 151 requires that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material are to be recognized as current-period charges rather than as components of inventory. The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Occam adopted SFAS No. 151 during the fourth quarter of 2004. The implementation of SFAS No. 151 did not have a material impact on Occam’s financial position, results of operations or cash flows.

Risk Factors

To date, sales of our BLC 6000 system products have been limited and greater demand may not develop in the future.

Currently we have limited number of customers for our BLC 6000 product line. We cannot be certain that there will be a demand for our products or that the demand will grow. Demand for Occam’s product will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all. During 2004, we experienced higher than expected warranty claims relating to our products. Addressing these claims has had an adverse effect on our operating margins and has increased use of cash in each of the first three quarters of 2004. Management believes these issues have been resolved but if they have not, it would have an adverse effect on revenues and would impair our financial condition.

We have recently announced a strategic alliance with Tellabs, Inc. under which we gave Tellabs subsidiaries exclusive rights for a limited period to sell certain of our BLC products to identified customers, including three of the four regional Bell operating companies in the United States, five independent operating companies in the United States, and certain regional telecommunication service providers in Canada. We cannot predict what effect, if any, the alliance with Tellabs will have on our revenues in future periods. In particular, we cannot predict whether granting exclusive rights to Tellabs with respect to the identified customers will improve our ability to access and sell into larger telecommunication companies.

We have a history of losses, and as a result, we may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

We have incurred significant losses since inception and expect that we will experience net losses and negative cash flow for the foreseeable future. As of December 31, 2004, we had an accumulated deficit of approximately $101.3 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

We have large fixed expenses and will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative expenses. Given the rate at which competition in the telecommunications equipment industry is intensifying, we may be unable to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels.

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the fiscal year ended December 31, 2004 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, that raise substantial doubt about our ability to continue as a going concern.

We may be unable to raise additional capital to fund our future operations, and any future financings could result in substantial dilution to existing stockholders.

We continue to operate at a loss and may require further infusion of cash. In particular, our cash “burn” rate has been higher in 2004 than previously anticipated because we were required to spend increased amounts to address product warranty and repair issues. From November 2003 through March 2005, we raised $33 million through the issuance of Series A-2 preferred stock and $3 million under a secured loan facility. In addition, we have announced our intention to conduct a rights offering of Series A-2 preferred stock in which we would offer holders of our common stock the opportunity to purchase shares of Series A-2 preferred stock, subject to the filing of a registration statement with the Securities and Exchange Commission and the SEC’s declaring the registration statement to be effective However, there is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to Occam and its stockholders and could result in substantial dilution to the equity and voting interests of Occam’s stockholders. For example, holders of our common stock have experienced substantial dilution as a result of the issuance of the Series A-2 preferred stock, which is entitled to rights and preferences that are senior to the common stock, including a liquidation preference equal to 150% of the original purchase price and the right to participate up to certain caps with the common stocks in distributions in excess of 150%. In connection with obtaining the $3 million secured loan facility, we were required to give the lender a lien in substantially all of our assets. Any failure to obtain financing when and as required will have an adverse and material effect on Occam’s business, financial condition and results of operations.

Because our markets are highly competitive and dominated by large, well financed participants, we may be unable to compete effectively.

Competition in the communications networking equipment market is intense and we expect competition to increase. The market for networking equipment is dominated primarily by manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Tellabs Inc. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of our competitors have built long-standing relationships with some of our potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support. We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors.

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

Our products have only recently been widely deployed. As a result, we cannot be sure that our products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. Our customers may discover errors or defects in our products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding our products. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition. During fiscal 2004, we experienced unanticipated product performance issues, and our costs associated with resolving those issues had an adverse effect on our results of operations for fiscal 2004.

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

We may invest a significant amount of our resources to develop market and sell our products. If our products do not quickly achieve market acceptance, they may become obsolete before enough revenue has been generated from the sales of these products to realize a sufficient return on investment. Furthermore, the rapidly changing technological environment in which we operate can require the frequent introduction of new products, resulting in short product lifecycles. In addition, we may need to write-down inventories to reduced values or write-off excess and obsolete inventory. If we incur substantial development, sales, marketing and inventory expenses that we are unable to recover, and are unable to compensate for such expenses, our business, financial condition and results of operations could be materially and adversely affected.

We operate in a market that has experienced a prolonged economic slowdown, which will make it difficult or impossible to predict the future results of our operations.

The current market for telecommunications equipment is characterized by continued uncertainty in the spending patterns of our current and prospective customers. In addition, we cannot predict whether there will be a market for our products in the future. As a result, our revenues and the market for our products may not be sufficient to support our ongoing operations in the foreseeable future.

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

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase our products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase our products. Our customers may also include smaller, companies that could experience cash flow problems, resulting in our being unable to collect amounts due.

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

Furthermore, we do not have a long-term supply contract with our primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, we will not be able to guarantee that our contract manufacturers will be able to provide enough products to meet our requirements at a commercially reasonable price. If the components we require are not unique to our products, and such components are in high demand, we cannot guarantee that our contract manufacturers will be able to fulfill our demand. As a result, we may experience shortages of certain components from time to time, which could delay the manufacturing of our products and recognition of revenue and could impair Occam’s relationships with customers. A number of components for the products are available from sole or limited sources, as described below.

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

We depend on our proprietary technology for our success and ability to compete successfully in our market. We currently hold thirteen issued patents and have several patent applications pending. We will rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. We cannot assure investors that any pending patent applications will actually result in issued patents, and issued patents could prove unenforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

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

If we become subject to unfair hiring claims, we could incur substantial defense costs.

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

Our common stock is currently traded on the over the counter market (“OTC”). Trading on the OTC Bulletin Board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner. In particular, limited trading volumes and liquidity may mean that stockholders are unable to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in the our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about Occam or general trends in the stock market.

We face certain litigation risks that could harm our business.

We are currently named as a defendant in a securities class action lawsuit. We believe this lawsuit will be settled with no expense to Occam. (For additional information regarding our current litigation, see item 3—Legal Proceedings.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of its common stock and approximately 67% of our Series A-2 preferred stock. In particular, investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners collectively control approximately 57% of the our outstanding voting stock (including 48% of our common stock and 67% of our Series A-2 preferred stock). A representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that currently controls 19% of Series A-2 preferred stock and 9.2% of our total outstanding voting stock has a contractual right at any time to designate a director to serve on our board.

In connection with mergers, acquisitions, and similar transactions involving Occam, holders of our Series A-2 preferred stock will be entitled to receive a substantial liquidation preference before any payments or distributions may be made to common stockholders.

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock, may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock held by the common stockholder. Our Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred. Each share of outstanding Series A-2 preferred stock was sold for $10, and each share, if any, sold in our anticipated rights offering will be sold at the same price per share. In connection with a liquidation or dissolution of Occam, which includes acquisitions of Occam or sales of all or substantially all of its assets, holders of Series A-2 preferred stock will be entitled to receive $15 for each share of Series A-2 preferred stock they hold before any payments may be made to holders of common stock. If the proceeds, consideration, or assets, as the case may require, available for distribution to stockholders are not sufficient to pay the full $15 liquidation preference per Series A-2 share, the available proceeds, consideration, or assets will be distributed on a pro-rata basis among holders of Series A-2 preferred stock, and holders of common stock will receive nothing. In addition, after the liquidation preference has been paid, holders of Series A-2 preferred stock will participate on a share-for-share “as-converted” basis with holders of common stock in any additional distributions or payments, until such time as the holders of Series A-2 preferred stock have received 300% of their original purchase price or $30 per share. As a result of the Series A-2 liquidation preference and participation right, a holder of shares of Series A-2 preferred stock may receive a substantially larger distribution or payment than a holder of the same number of shares of common stock into which such holder’s Series A-2 preferred stock is convertible. In addition, the Series A-2 stockholder may receive a distribution in circumstances where the common stockholder receives nothing. Based on our outstanding shares of Series A-2 preferred, without giving effect to any additional shares we may issue, our Series A-2 preferred stockholders are presently entitled to receive liquidation proceeds of $67.0 million before any payments may be made to common stockholders.

The Series A-2 private placement and anticipated rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of December 31, 2004, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $216.7 million (for federal tax purposes) and $142.4 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2024 and 2014, respectively. Occam’s ability to utilize its NOL carryforwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if Occam has or will undergo an ownership change. Occam may undergo an ownership change if, among other things, stockholder who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

It is possible that our private placements and the anticipated rights offering of Series A-2 preferred stock could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code, which would limit Occam’s ability to use any U.S. federal and state NOL carryforwards as described above and could result in a write-down of those assets on Occam’s consolidated balance sheet and a charge against earnings. Even if the private placement and the rights offering do not trigger an ownership change, they will increase the likelihood that Occam may undergo an ownership change for purposes of Section 382 in the future.

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

As of December 31, 2004, Occam had 268.6 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of December 31, 2004, Occam had 2.2 million shares of Series A-2 preferred stock outstanding that are convertible into 202.2 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements. Subsequent to December 31, 2004, Occam sold and issued an additional 1.1 million shares of Series A-2 preferred stock, which are subject to the same rights and privileges.

As of December 31, 2004, Occam had 60.9 million shares subject to outstanding options under Occam’s stock option plans, and 555,000 shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of December 31, 2004, Occam had warrants outstanding to purchase a total of 241,800 shares of Occam’s Series A-2 preferred stock, convertible into approximately 22.0 million shares of its common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. We generally invest our surplus cash balances in high credit quality money market funds with original or remaining contractual maturities of less than 90 days. We do not hold financial instruments for trading or speculative purposes. Our long-term debt and liabilities have fixed interest rates and therefore are not subject to significant interest rate risks. We do not use any derivatives or similar instruments to manage our interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule required by Regulation S-X are provided in this Annual Report on Form 10-K as listed in item 15(a) of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Proposal One—Election of Directors.”

Information regarding our executive officers is included in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted the Occam Code of Ethics (“Code of Ethics”). The Code of Ethics is available at our website, located at http://www.occamnetworks.com. It may be found at our website as follows:

1. From our main web page, click on “Company.”

2. Next, click on “Investor Info.”

3. Finally, click on “Code of Ethics.”

We intend to satisfy disclosure requirements regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement under the headings “Ownership of Securities” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Proposal Two— Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page F-1.

(2) Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
2.1*	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

10.9	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.10	2000 Stock Incentive Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67**	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

10.69**	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

10.70**	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
**	Confidential treatment has been requested for certain portions of this exhibit.
+	Confidential treatment has been requested and received for certain portions of this exhibit.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Exhibits

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.

Date: March 31, 2005	By:	/s/ Robert L. Howard-Anderson
Robert L. Howard-Anderson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
Robert L. Howard-Anderson

/s/ Howard M. Bailey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
Howard M. Bailey

/s/ Steven M. Krausz	Director	March 31, 2005
Steven M. Krausz

/s/ Robert E. Bylin	Director	March 31, 2005
Robert E. Bylin

/s/ Robert B. Abbott	Director	March 31, 2005
Robert B. Abbott

/s/ Thomas E. Pardun	Director	March 31, 2005
Thomas E. Pardun

/s/ Kenneth Cole	Director	March 31, 2005
Kenneth Cole

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1*	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to the Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No.2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

10.9	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.10	2000 Stock Incentive Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC(incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67**	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

10.69**	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

10.70**	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
**	Confidential treatment has been requested for certain portions of this exhibit.
+	Confidential treatment has been requested and received for certain portions of this exhibit.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Occam Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Occam Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

March 25, 2005
Los Angeles, California

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31 2004	December 31 2003
ASSETS

Current assets:
Cash and cash equivalents	$4,432	$14,586
Restricted cash	2,101	935
Accounts receivable, net	5,217	2,342
Inventories	6,611	2,254
Prepaid and other current assets	794	1,077

Total current assets	19,155	21,194

Property and equipment, net	1,692	1,937
Other assets	213	273

Total assets	$21,060	$23,404

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,277	$3,001
Accrued expenses	3,330	2,377
Current portion of long term debt and capital lease obligations	863	708

Total current liabilities	10,470	6,086

Long term debt and capital lease obligations	2,987	998

Total liabilities	13,457	7,084

Commitments and contingencies (note 11)

Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 3,250 shares, 2,224 and 1,651 issued and outstanding at December 31, 2004 and 2003, respectively, liquidation preference of $66,723 and $49,527 at December 31, 2004 and 2003, respectively	20,993	16,381
Series A-2 convertible preferred stock warrant	503	—

Stockholders’ deficit:
Common stock, $0.001 par value, 750,000 shares authorized; 268,570 and 266,988 shares issued and outstanding at December 31, 2004 and 2003, respectively	269	267
Additional paid-in capital	87,294	87,238
Warrants	559	454
Deferred stock compensation	(633)	(1,627)
Accumulated deficit	(101,382)	(86,393)

Total stockholders’ deficit	(13,893)	(61)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$21,060	$23,404

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31
	2004	2003	2002
Sales	$17,329	$7,982	$2,435
Cost of sales	15,829	7,930	5,237

Gross profit (loss)	1,500	52	(2,802)

Operating expenses:
Research and product development	7,448	12,004	19,227
Sales and marketing	6,584	5,977	7,090
General and administrative	2,328	2,331	3,524

Total operating expenses	16,360	20,312	29,841

Loss from operations	(14,860)	(20,260)	(32,643)

Interest income	94	101	197
Interest expense	(223)	(284)	(301)

Loss before income taxes	(14,989)	(20,443)	(32,747)

Income tax benefit	—	11	—

Net loss	(14,989)	(20,432)	(32,747)

Beneficial conversion feature	(3,288)	(3,038)	(541)
Warrants issued with series C preferred stock	—	—	(255)
Interest attributable to common stock potentially subject to rescission	—	500	(500)

Net loss attributable to common stockholders	(18,277)	(22,970)	(34,0431)

Net loss per share:
Basic and diluted	$(0.07)	$(0.11)	$(0.38)

Weighted average shares:
Basic and diluted	267,800	210,732	89,657

Amortization of stock-based compensation included in:
Research and product development	$693	$943	$1,130
Sales and marketing	119	179	252
General and administrative	40	105	138

Total amortization of stock-based compensation	$852	$1,227	$1,520

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Years ended December 31, 2004, 2003, and 2002

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Warrants	Deferred stock based Comp-enstion	Notes Receivable from Stockholder	Cumulative Translation Adjustment	Additional Paid in Capital	Accumulative Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	6,975	$6,946	18,141	$30,753	—	$—	14,253	$9,526	$187	$(7,200)	$(50)	$—	$—	$(33,214)	$6,948
Exercise of stock options	—	—	—	—	—	—	419	20	—	—	—	—	—	—	20
Repurchase of early exercise options	—	—	—	—	—	—	(2,456)	(51)	—	—	—	—	—	—	(51)
Issuance of series C preferred stock	—	—	—	—	5,900	10,030	—	—	—	—	—	—	—	—	10,030
Issuance of series C preferred stock warrants in connection with issuance of series C preferred stock, at deemed fair value	—	—	—	—	—	(255)	—	—	255	—	—	—	—	—	—
Issuance of series C preferred stock warrants in connection with loan guarantee, at deemed fair value	—	—	—	—	—	—	—	—	178	—	—	—	—	—	178
Exchange of series A, B and C preferred stock for common stock	(6,975)	(6,946)	(18,141)	(30,753)	(5,900)	(9,775)	77,743	47,474	—	—	—	—	—	—	—
Merger with Accelerated Networks	—	—	—	—	—	—	50,900	(56,828)	—	—	—	—	77,912	—	21,084
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	—	—	—	(10,000)	—	(10,000)
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	—	—	—	(500)	—	(500)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	—	—	188	—	—	(188)	—	—
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	(1,564)	—	—	1,564	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	—	—	3,801	—	—	(3,801)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	1,343	—	—	—	—	1,343
Acceleration of stock option vesting	—	—	—	—	—	—	—	—	—	—	—	—	177	—	177
Cancellation of stockholder note	—	—	—	—	—	—	—	—	—	—	50	—	(50)	—	—
Issuance of series A preferred stock, net of issuance costs	1,472	10,811	—	—	—	—	—	—	(140)	—	—	—	140	—	10,811
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—		—	—	—	—	—	—	—	(32,747)	(32,747)

Balance at December 31, 2002	1,472	$10,811	—	$—	—	$—	140,859	$141	$480	$(3,432)	$—	$16	$65,254	$(65,961)	$7,309

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands)

Years ended December 31, 2004, 2003, and 2002

	Series A-2 Preferred Stock		Series A Preferred Stock		Common Stock		Warrants	Deferred Stock Based Comp- ensation	Cumulative Translation Adjustment	Additional Paid in Capital	Accum- ulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$—	1,472	$10,811	140,859	$141	$480	$(3,432)	$16	$65,254	$(65,961)	$7,309
Exercise of stock options	—	—	—	—	3,172	3	—	—	—	252	—	255
Repurchase of early exercise options	—	—	—	—	(116)	—	—	—	—	(7)	—	(7)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	2	—	(2)	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	576	—	(576)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,227	—	—	—	1,227
Issuance of series A-2 redeemable preferred stock, net of issuance costs	1,651	16,381	—	—	—	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(3,038)	—	—	—	—	—	—	—	3,038	—	3,038
Amortize beneficial conversion feature	—	3,038	—	—	—	—	—	—	—	(3,038)	—	(3,038)
Issuance of series A preferred stock, net of issuance costs	—	—	154	1,035	—	—	(26)	—	—	—	—	1,009
Exchange of series A preferred stock for common stock	—	—	(1,626)	(11,846)	123,073	123	—	—	—	11,723	—	—
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	10,000	—	10,000
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	500	—	500
Issuance of warrants in connection with issuance of note payable	—	—	—	—	—	—	—	—	—	94	—	94
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,432)	(20,432)

Balance at December 31, 2003	1,651	$16,381	—	$—	266,988	$267	$454	$(1,627)	$—	$87,238	$(86,393)	$(61)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Years ended December 31, 2004, 2003 and 2002

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock		Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2003	1,651	$16,381	$—	266,988	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options	—	—	—	1,660	2	—	—	113	—	115
Shares repurchased	—	—	—	(78)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	852	—	—	852
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	142	(142)	—	—
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	573	4,612	515	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(2,893)	(480)	—	—	—	—	3,373	—	3,373
Amortize beneficial conversion feature	—	2,893	395	—	—	—	—	(3,288)	—	(3,288)
Issuance of warrants with long term debt	—	—	73	—	—	105	—	—	—	105
Net loss	—	—	—	—	—	—	—	—	(14,989)	(14,989)

Balance at December 31, 2004	2,224	$20,993	$503	268,570	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF CASHFLOWS

(In thousands)

	Year ended December 31
	2004	2003	2002
Operating activities
Net loss	$(14,989)	$(20,432)	$(32,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,296	2,084	2,225
Provision for excess and obsolete inventory	389	404	3,135
Non cash charges relating to stock options and warrants	936	1,300	1,542
Changes in operating assets and liabilities:
Accounts receivable	(2,875)	(1,346)	(1,207)
Inventory	(4,746)	(1,862)	(268)
Prepaid expenses and other assets	261	(19)	633
Accounts payable	3,276	1,400	(2,087)
Accrued expenses	953	(1,030)	(646)

Net cash used in operating activities	(15,499)	(19,501)	(29,420)

Investing activities
Purchases of property and equipment	(1,052)	(736)	(745)
Restricted cash	(1,166)	(935)	—
Cash received from merger, net of transaction costs of $429	—	—	16,467
Sale of India operations	—	(539)	—
Other assets	59	—	—

Net cash provided by (used in) investing activities	(2,159)	(2,210)	15,722

Financing activities
Proceeds from capital lease obligations and notes payable	—	921	—
Payments of capital lease obligations and notes payable	(708)	(784)	(595)
Proceeds from issuance of long term debt attached with common stock warrants	2,970	—	—
Proceeds from issuance of series A preferred stock, net of issuance costs	—	1,035	10,951
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	5,127	16,381	—
Proceeds from issuance of series C preferred stock	—	—	10,030
Proceeds from the exercise of stock options	115	255	20
Repurchase of common stock	—	(7)	(51)
Proceeds of loan from Accelerated Networks	—	—	5,200

Net cash provided by financing activities	7,504	17,801	25,555

Net increase (decrease) in cash and cash equivalents	(10,154)	(3,910)	11,857
Cash and cash equivalents, beginning of period	14,586	18,496	6,639

Cash and cash equivalents, end of period	$4,432	$14,586	$18,496

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

On May 14, 2002, Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”), acquired Occam Networks Inc., a California corporation (“Occam CA”). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.” In connection with the merger with Accelerated Networks, each shareholder of Occam CA received 2.037 shares of Accelerated Networks common stock for each share of Occam CA common stock. The share information in the accompanying financial statements and related notes prior to merger have been retroactively restated for the equivalent number of shares received from the merger by the Occam CA shareholders.

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

During December 2004, the Company raised gross proceeds of $3.0 million through the issuance of a note payable and warrants to a third party finance company. Occam raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock. In addition, in March 2005, a holder of an outstanding promissory note converted $534,000 of outstanding principal and accrued interest into shares of series A-2 preferred stock. The Company further intends to offer common stockholders the right to purchase shares of Series A-2 preferred stock on terms substantially similar to the terms under which Series A-2 preferred shares were sold to existing investors.

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to develop and market its products. Based on the Company’s current operating plans, management believes that the recent debt financing and equity investments, will be sufficient to fund the Company through the twelve months from the balance sheet date.

Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. However there is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Fiscal Period End— Occam reports its quarterly results based on a thirteen-week accounting calendar. Accordingly, the actual period end dates for the years ended December 31, 2004, 2003 and 2002 were December 26, December 28 and December 27, respectively. Also, for financial presentation purposes, Occam reports its quarterly interim results as of the last calendar day of the last full month within the period.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Cash Equivalents—Cash equivalents consist of investments with original maturities of three months or less from the date of purchase. Due to the short-term nature of these investments, the carrying amounts of cash equivalents reported in the balance sheet approximate their fair value.

Restricted Cash— Restricted cash consists of a $2.0 million certificate of deposit used to secure a letter of credit that the Company’s bank issued to support a performance bond required for a RUS funded contract and $120,000 in certificate of deposit required for a credit line on Company’s credit cards.

Financial Instruments—Due to their short-term nature and relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, accounts payable and accrued expenses approximate fair values at December 31, 2004 and 2003. The carrying value of notes payable and capital leases approximate fair value as they bear interest commensurate with their risk.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts monthly. Past due balances of 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2004 and 2003 the allowance for doubtful accounts was $22,000.

Inventories— Inventories are goods held for sales in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance is segregated between raw materials, work in process (“WIP”) and finished goods. Raw materials are low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. Management regularly evaluates inventory for obsolescence and adjusts to net realizable value based on inventory that is obsolete or in excess of current demand.

Property and Equipment—Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for furniture and fixtures, two to three years for computer hardware and two to five years for software. Leasehold improvements are amortized over the shorter of the lease term or the remaining useful economic life. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

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

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

	December 31, 2004	December 31, 2003
Warranty liability at beginning of the year	$331	$267
Accruals for warranty during the year	497	239
Warranty utilization	(153)	(175)

Warranty liability at end of the year	$675	$331

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

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported:	$(14,989)	$(20,432)	$(32,747)
Add: Stock-based compensation, intrinsic value method reported in net loss	852	1,227	1,520
Deduct: Pro forma stock-based compensation fair value method	1,381	1,661	1,599

Net loss, pro forma	$(15,518)	$(20,866)	$(32,826)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.11)	$(0.38)
Pro forma	$(0.07)	$(0.11)	$(0.38)

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period, and the following assumptions were used:

	Year ended December 31,
	2004	2003	2002
Risk free interest rate	4.0%	3.0%	4.0%
Expected lives (in years)	4.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.0%	80.0%	80.0%

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

Advertising Costs—Occam expenses advertising costs as incurred. Advertising expense totaled $19,000, $15,000 and $35,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Segment Information—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way companies report information about operating segments in annual financial

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, Occam has determined that its business consists of one operating segment.

Comprehensive Loss—SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no differences between the Company’s net loss and total comprehensive loss, except for cumulative foreign currency translation adjustments of $(16,000) and $16,000 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2004 there were no differences between the Company’s net loss and total comprehensive loss.

Principles of Consolidation—The financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

During December 2003, the Company sold its India operation to a third party for gross proceeds of approximately $658,000 which approximated book value of the India company’s net assets, including cash held in the India company of $539,000. The purchase price included $50,000 in cash and a note receivable of $608,000 originally due in installments through November 2004. As of December 31, 2004, $399,000 of the note receivable was outstanding and is included in the Prepaid and Other Current Assets in the accompanying consolidated balance sheet. Management believes that the debtor will pay the remaining balance on this note in 2005. The Indian operation performed research and development activities related to the Company’s products.

Foreign Currency Translation—Prior to the sale of the Company’s India operation, translation of foreign currency was accounted for using the Indian Rupee as the functional currency of this foreign subsidiary. The Company recorded a cumulative foreign currency translation adjustment of $16,000 thousand for the period ended December 31, 2002. Upon the sales of Company’s India operation, the cumulative translation adjustment was eliminated. There were no such gains or losses prior to the merger with Accelerated Networks or subsequent to the sale of the India operation.

Reclassifications—Reclassifications were made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements—

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Occam to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending September 30, 2005. Occam expect the adoption of SFAS 123(R) to have a material impact on Occam’s results of operations. The pro forma impacts of SFAS 123, disclosed above, may not be representative of future stock based compensation charges because the Company is still considering the method it will use to value its stock options after the adoption of SFAS 123(R) and levels of future option grants, if any.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of APBO 29” to address the accounting for nonmonetary exchanges of productive assets. SFAS No. 153 amends APBO 29, “Accounting for Nonmonetary Exchanges,” which established a narrow exception from fair-value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 apply to nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on Occam’s financial position, results of operations or cash flows.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, chapter 4.” SFAS No. 151 requires that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material are to be recognized as current-period charges rather than as components of inventory. The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Occam adopted SFAS No. 151 during the fourth quarter of 2004. The implementation of SFAS No. 151 did not have a material impact on Occam’s financial position, results of operations or cash flows.

Note 3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$294	$716
Work-in-process	256	465
Finished goods	6,061	1,073

	$6,611	$2,254

Note 4. Property and Equipment

The major components of property and equipment are as follows (in thousands):

	December31,
	2004	2003
Computer hardware and software	$6,046	$5,010

Furniture and fixtures	342	333
Leasehold improvements	787	787

	7,175	6,130
Less accumulated depreciation and amortization	(5,483)	(4,193)

	$1,692	$1,937

Property and equipment under capital leases had an original cost of $2,244,000 for 2003 and 2004, and accumulated amortization thereon of $2,119,000 and $1,848,000 at December 31, 2004 and 2003, respectively.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5. Accrued Expenses

The major components of accrued expenses are as follows (in thousands):

	December31,
	2004	2003
Payroll, paid time off and related accruals	$820	$658
Warranty accruals	675	331
Loss purchase commitments	482	482
Product failure accrual	307	—
Royalty accruals	340	162
Other accruals	706	744

Total	$3,330	$2,377

Note 6. Long Term Debt and Capital Lease Obligations

At December 31, 2004 and 2003, long term debt and capital lease obligations consisted of the following (amounts in thousands):

	December 31, 2004	December 31, 2003
Senior loan and security agreement, net of $178,000 discount	$2,822	$—
Capital lease line of credit	285	854
Revolving line of credit and equipment facility	212	352
Note payable to stockholder, including interest of $31,000 (2004)	531	500

	3,850	1,706

Less current portion of long-term debt and capital lease obligations	(863)	(708)

	$2,987	$998

Senior Loan and Security Agreement

December 2004 Occam borrowed $3.0 million under a senior loan and security agreement with a specialty finance company. The loan bears interest at 11.95% per annum and matures December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Obligations under the agreement are collateralized by substantially all of the Company’s assets. In connection with the loan agreement, the Company issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of Series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan and will be amortized as interest expense using the effective interest method over the life of the loan. The common warrants have been recorded in additional paid in capital and the preferred stock warrants have been recorded within the mezzanine in the accompanying balance sheet. The warrant for common stock is exercisable through December 2011 at an exercise price of $0.09 per share. The warrant for the series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The series A-2 preferred stock is convertible into common stock at a conversion price of $0.11 per share. At December 31, 2004, the outstanding principal was approximately $2.8 million, net of warrant discount of 178,000, of which approximately $438,000 was current. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if the Company failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $5,000,000 for any fiscal quarter ending on or prior to June 30, 2005 and at least $7,000,000 for any fiscal quarter thereafter.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Capital Lease Lines of Credit

In December 2000, Occam obtained a capital lease line of credit from a financial institution, which allows financing of up to $2.0 million for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. At December 31, 2004, the outstanding principal was approximately $285,000 all of which was current.

Revolving Line of Credit and Equipment Financing Facility

During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2.5 million, at a floating interest rate of prime plus .75 percent (6.25% and 5.25% at December 31, 2004, and 2003, respectively, subject to a floor of 5%) and a ½ percent per annum unused line fee, and an equipment financing facility for an amount up to $0.5 million at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all available assets of the Company, and are subject to certain financial and reporting covenants, including a minimum quick ratio and maintenance of tangible net worth as defined in the agreement. The revolving line of credit expired in June of 2004. As of December 31, 2004 approximately $212,000 was outstanding under the equipment financing facility, of which $140,000 was current.

Notes Payable to a Stockholder

During June 2003, the Company issued a $500,000 unsecured subordinated promissory note payable to an investor. The note bears interest at the prime rate on the date of issuance (4.0%) and principal and accrued interest is due in June 2006. At December 31, 2004, $31,000 of interest was accrued on the note. In March 2005, this note and accrued interest was converted in to 53,479 shares of Series A-2 preferred stock.

The maturity of the long-term debt and capital lease obligations as of December 31, 2004, were as follows (amounts in thousands):

For the years ending December 31,
2005	$956
2006	1,233
2007	1,839

Total	$4,028

Note 7. Capital Stock and Stockholders’ Deficit

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

Series B Preferred Stock (2001)

Occam CA issued a total of 18,141,177 shares of series B preferred stock for $1.70 per share in two separate closings in early 2001 for gross proceeds of $29,322,000 plus the conversion of the outstanding convertible promissory notes, including accrued interest. Total issuance costs amounted to $90,000. In connection with the merger with Accelerated Networks, 982,353 shares of series B convertible preferred stock were converted into 2,001,053 shares of common stock of the Company. In addition, the remaining 17,158,824 shares of series B convertible preferred stock were converted to 17,158,824 shares of series B-1 preferred stock of the Company, bearing a feature allowing conversion of each share into approximately 1.4167 shares of Occam CA common stock. As a result the 17,158,824 shares of series B-1 convertible preferred stock were converted into 49,516,070 shares of common stock of the Company.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Series C Preferred Stock (2002)

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

Series A Preferred Stock (2002)

In December 2002, a special committee of the board of directors of the Company approved the sale and issuance of up to 2,000,000 shares of series A preferred stock at a price per share of $7.50. The Company sold 1,471,707 and 154,495 shares of series A preferred stock for $7.50 per share for gross proceeds of $11,038,000 and $1,158,000 in December 2002 and January 2003, respectively. Following the May 2003 stockholder approval of an amendment to its existing certificate of incorporation to increase the number of authorized shares of common stock, this series A preferred stock was automatically converted into 123,072,781 shares of common stock of the Company at a conversion price of $0.0991.

Series A-2 Preferred Stock (2003 and 2004)

On November 18, 2003, a special committee of the Company’s board of directors authorized the sale and issuance of up to 3,000,000 shares of series A-2 preferred stock. During November and December 2003, the Company entered into purchase agreements with certain existing and new investors to purchase 1,650,910 shares of series A-2 preferred stock for $10 per share for gross proceeds of $16.5 million. On March 8, 2004, Occam sold an additional 420,000 shares of series A-2 preferred stock for gross proceeds of $4,200,000 and issued a warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock to certain investment funds. The net proceeds from the issuance of these series A-2 preferred stock and warrant of $3.85 million, was allocated $515,000 and $3,331,000, based on the estimated relative fair market value of the warrant and the series A-2 preferred stock, respectively. On April 1, 2004, Occam sold an additional 153,200 shares of the Series A-2 preferred stock raising gross proceeds of $1.5 million. The warrant was reduced to purchase 226,800 of series A-2 preferred stock in April 2004 as Occam sold an additional $1.5 million in series A-2 preferred stock to existing investors in accordance with the terms of the warrant. The number of shares issuable upon exercise of the warrant will be reduced proportionately to the extent that Occam raises in excess of $1.5 million in a proposed rights offering of series A-2 preferred stock. The warrant terminates on September 8, 2005, unless earlier termination based on the amount of money raised in the rights offering. The series A-2 preferred stock and warrant have been presented in mezzanine equity, outside of stockholders’ equity (deficit).

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In October 2004, Occam’s shareholders approved an amendment to Company’s Amended and Restated Certificate of Incorporation to increase the number of preferred stock designated as Series A-2 from 3,000,000 shares to 3,250,000 shares. In March 2005, the number of shares designated as Series A-2 Preferred Stock increased to 4,300,000.

The series A-2 preferred stock has the following rights and preferences:

Conversion—Each share of series A-2 preferred stock is convertible into shares of the Company’s common stock at a conversion price of $0.11, subject to anti-dilution adjustments, as defined.

All outstanding shares of series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66-2/3%) of the then outstanding shares of series A-2 preferred stock.

During 2003, the Company recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $3,038,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible.

During 2004 the Company recorded a BCF charge to net loss attributable to common stockholders of $2,893,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible. The Company also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the year ended December 31, 2004, the Company recorded $395,000 of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

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

The liquidation provisions of series A-2 preferred stock are considered redemption provisions that are not solely within the control of the Company, and therefore the Company has classified the series A-2 preferred stock outside of stockholders’ deficit on the accompanying consolidated balance sheet.

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

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Other—The holders of series A-2 preferred stock have certain participation rights, registration rights and rights to prohibit further indebtedness of the Company.

Certain investors who have purchased series A-2 preferred stock are affiliated with members of our board of directors and are also a holder of over 5% of our outstanding securities.

Series A-2 Preferred Stock Warrants

In connection with the issuance of the March 2004 sale of series A-2 preferred stock and the December 2004 senior loan and security agreement the Company issued warrants to purchase 226,800 and 15,000 shares of A-2 Preferred stock, respectively. All warrants are immediately exercisable. The following table summarizes the series A-2 preferred warrants outstanding as of December 31, 2004:

Expiration date	Exercise price per share	Number of Series A-2 shares underlying warrant
September 8, 2005	10.00	226,800
December 17, 2009	10.00	15,000

		241,800

Common Stock Reserved For Issuance

The following represents the number of common shares reserved for future issuance (in thousands):

	December 31,
Number of Common Shares Reserved for Issuance	2004	2003
Common Warrants	3,412	1,745
Stock Options	61,410	47,942
Convertible Preferred Stock and warrants	295,455	272,727
Employee Stock Purchase Plan	4,260	2,885

	364,537	325,299

Common Stock Warrants

From 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2004:

Expiration date	Exercise price per share	Number of shares underlying warrant
December 17, 2011	$0.09	1,666,667
November 20, 2005	$0.10	611,100
June 16, 2010	$0.25	500,000
December 8, 2005	$0.49	203,700
May 14, 2006	$0.49	250,775
December 8, 2005	$0.83	179,735

		3,411,977

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8. Stock Options

Stock Options

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2004 and 2003 no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 31, 2004 and 2003, 5,000 and 238,000, respectively, of unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

As of December 31,2004 there were 61.4 million shares authorized under the Company’s stock option plans of which there were 555,000 shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 31, 2004 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$0.05 to $0.08	4,807	7.09	$0.06	3,681	$0.06
$0.09 to $0.95	10,538	7.63	$0.09	6,061	$0.09
$0.10 to $0.50	41,269	9.13	$0.13	9,248	$0.16
$0.60 to $50.00	4,241	1.52	$2.11	4,239	$2.11

$0.05 to $50.00	60,855	8.18	$0.25	23,229	$0.48

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock option activity is as follows (shares in thousands):

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	47,942	$0.30	35,567	$0.44	21,868	$0.07
Granted where exercise price equals fair value on grant date	21,808	$0.10	26,697	0.12	6,447	0.12
Granted where exercise price less than fair value on grant date	—	—	—	—	4,313	0.09
Assumed from Accelerated Networks in merger	—	—	—	—	9,155	1.97
Exercised	(1,660)	$0.07	(3,172)	0.08	(419)	0.05
Canceled	(7,235)	$0.18	(11,150)	0.37	(5,797)	0.93

Outstanding at end of period	60,855	$0.25	47,942	0.30	35,567	0.44

Exercisable at end of period	23,229	$0.48	18,134	0.60	17,451	0.75

The weighted-average fair value of options granted to employees for the years ended December 31, 2004, 2003, and 2002 were $0.07, $0.12 and $0.19 per share, respectively.

Deferred Stock-Based Compensation

In connection with the grant of certain options to purchase common stock to employees during the years ended December 31, 2002 and 2001, Occam CA recorded deferred stock-based compensation of approximately $1,564,000 and $6,062,000, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts are being amortized ratably over the vesting period of the related options. Amortization expense relating to employee stock options for the years ended December 31, 2004, 2003 and 2002, totaled $852,000, $1,227,000 and $1,520,000, respectively.

During 2000 through 2002, Occam CA issued options to consultants and advisory board members (“non-employees”). These options generally vested over the service period. As these stock options require future performance by the recipients, these options are considered variable grants for accounting purposes. The fair value of these options, determined using the Black-Scholes option pricing model, are re-measured each reporting period until such time that the options become fully vested. The Company recorded expense related to these options to non-employees of $0, $1,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes

The net effective income tax rate differed from the federal statutory income tax rate as follows:

	2004	2003	2002
For the year ended December 31
Statutory federal income tax benefit	(34)%	(34)%	(34)%
State income tax benefit (net of federal benefit)	(6)	(6)	(6)
Other	4	4	4
Valuation allowance	36	36	36

	—%	—%	—%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$81,989	$71,859
Tax credit carryforwards	784	784
Depreciation and amortization	17	2,486
Other	2,343	5,992

	85,133	81,121
Less: valuation allowance	(85,133)	81,121

Net deferred tax assets	$—	$—

The change in the Company’s deferred tax valuation allowance is as follows:

Description	Balance at Beginning of Period	Deductions and Other Adjustments	Balance at End of Period
Income tax valuation allowance
2002	$13,235	$61,634	$74,869
2003	$74,869	$6,252	$81,121
2004	$81,121	$4,012	$85,133

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

At December 31, 2004, the Company had net operating loss carryforwards of approximately $216.7 million and $142.4 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards expire through 2024 and 2014, respectively. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2003 or prior years or the merger with Accelerated Networks in 2002, pursuant to Internal Revenue Code section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation, as defined. Net operating loss limitations under section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

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

Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2004
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$2,995	17%	$856	16%
Customer B	$1,997	12%	$1,762	34%
Customer C	$1,941	11%	$70	1%

	December 31, 2003
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer D	$1,178	15%	$498	21%
Customer E	$1,155	14%	$723	31%

	December 31, 2002
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer F	$919	38%	$272	27%
Customer G	$609	25%	$405	40%
Customer H	$317	13%	$58	6%

The Company operates in one industry segment providing Ethernet and IP-based loop carrier platforms for the telecommunications industry. The Company’s business operations are principally based in the United States. Net revenue from products exported from the United States was $41,000, $573,000 and $348,000 during 2004, 2003 and 2002, respectively. All of the Company’s long-lived assets are located in the United States.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11. Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Total rent expense for the years ended December 31, 2004, 2003 and 2002, was $890,000, $821,000 and $1,081,000 respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2005	$716
2006	452

Total minimum lease payments	$1,168

Purchase Commitments

As of December 31, 2004, the Company had $482,000 included in accrued expenses for purchase commitments and outstanding payments due to one of its former principal contract manufacturers, which it expects to resolve in 2005. As of December 31, 2004, the Company had open purchase orders with its current contract manufacturer of $4.4 million.

Royalties

The Company licenses certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. Royalty expenses incurred for the years ended December 31, 2004, 2003 and 2002 were $272,000, $348,000 and $75,000 respectively.

Legal Proceedings

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

execute the settlement documents in 2005. This settlement will require the members of the class of plaintiffs and the court approval. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

Note 12. 401(k) Plan

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

Note 13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 31,
	2004	2003	2002
Numerator:

Net loss attributable to common stockholders	$(18,277)	$(22,970)	$(34,043)

Denominator:
Weighted-average common shares outstanding	267,945	211,896	93,740
Adjustment for common shares issued subject to repurchase	(145)	(1,164)	(4,083)

Denominator for basic and diluted calculations	267,800	210,732	89,657

Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$(0.11)	$(0.38)

Note 14. Supplemental Disclosures of Cash Flow Information (In thousands)

	December 31,
	2004	2003	2002
Cash paid during year for interest	$93	$211	$306
Conversion of common stock potentially subject to rescission to common stock	—	10,000	—
Conversion of series A preferred stock to common stock	—	11,846	6,946
Conversion of series B and B-l preferred stock to common stock	—	—	30,753
Conversion of series C preferred stock to common stock potentially subject to rescission	—	—	10,000
Inception of capital lease	—	—	107
Interest on notes payable	$31	$—	$—

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15. Other Charges

During the third quarter of 2002, the Company recorded a provision of $3.1 million for excess and obsolete inventory of the integrated access device line of products acquired from Accelerated Networks. The integrated access device line of products had made only a minimal contribution to the Company’s net revenue. Accordingly, the Company has substantially discontinued marketing these products and reduced the carrying value of this inventory.

Note 16. Acquisition of Accelerated Networks

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

In the above purchase price allocation, the fair values of the tangible assets acquired and liabilities assumed exceeded the purchase price of Accelerated Networks. In accordance with SFAS No. 141, “Business Combinations”, the excess fair value of net assets greater than the purchase price was allocated to reduce non-current assets by $5,673,000.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma information presents a summary of the consolidated results for 2002 of the combined organization had the acquisition occurred on January 1, 2002 (in thousands, except per share data):

December 31, 2002
Net revenue	$3,209
Net loss	(37,881)

Net loss attributable to common stockholders	(39,477)

Basic and diluted net loss per share applicable to common stockholders	$(0.29)

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

Note 17. Subsequent Events

The Company raised an additional $5.6 million in January 2005 from its existing shareholders and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock to its existing investors and Tellabs, Inc (“Tellabs”). In addition, In March 2005, a holder of an outstanding promissory note converted $534,000 of outstanding principal and accrued interest into shares of series A-2 preferred stock. The series A-2 preferred stock issued in January 2005 and March 2005 has the same rights and preferences as the series A-2 preferred stock disclosed in Note 7 except these shares of series A-2 preferred stock are not convertible to shares of common stock until the stockholders of the Company have approved the increase in the number of authorized shares of common stock.

In March 2005, the Company entered into a manufacturing agreement, a technology license agreement and a supply agreement with Tellabs. The manufacturing agreement gives Tellabs the exclusive right to market the Company’s 6000 products under the Tellabs label to 3 of the 4 Regional Bell Operating Companies (“RBOC”) and 9 large independent Operating companies (“IOC”). The exclusivity under the manufacturing agreement is for 3 years for RBOCs and 2 for the IOCs. Tellabs must meet certain goals or make certain payments to maintain the exclusivity for the full period. The technology license agreement gives Tellabs the nonexclusive right to certain of the Company’s technology and the supply agreement provides that the Company will supply certain products for demonstration and testing purposes to Tellabs.

OCCAM NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18. Quarterly Information (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Mar 31	Jun 30	Sep 30	Dec 31
2004
Revenues	$3,240	$3,185	$4,424	$6,480
Gross profit (loss)	(135)	(980)	738	1,877
Loss from operations	(4,080)	(5,344)	(3,195)	(2,241)
Net loss	(4,115)	(5,370)	(3,210)	(2,294)
Net loss attributable to common stockholders	(6,625)	(5,927)	(3,341)	(2,384)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	Mar 31	Jun 30	Sep 30	Dec 31

2003
Revenues	$1,451	$1,280	$1,476	$3,775
Gross profit (loss)	264	9	(375)	154
Loss from operations	(5,455)	(5,703)	(5,085)	(4,017)
Net loss	(5,480)	(5,735)	(5,173)	(4,044)
Net loss attributable to common stockholders	(5,680)	(5,035)	(5,173)	(7,082)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.03)	$(0.02)	$(0.03)