Form 10-K/A
period 2004-12-31
OCCAM NETWORKS INC/DE
filed 2005-04-15
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed for the purpose of amending and restating Item 1 of Part I of the Form 10-K originally filed to correct typographical errors with respect to the backlog amounts reported as of March 1, 2005, and December 31, 2004. In addition, Exhibit 24.1 — Power of Attorney, which was inadvertently omitted from the originally filed Form 10-K, has been added to the exhibit list that appears in Item 15 of Part IV and to the exhibit index immediately following the signature page. We have made no further changes to the previously filed Form 10-K.

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

Backlog

Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of March 1, 2005, and December 31, 2004 was approximately $6.1 million and $8.2 million, respectively. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, or allowing customers to cancel orders within negotiated time frames without significant penalty, our backlog may not be indicative of sales during any subsequent quarter.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Previously filed with the Company’s Annual Report on Form 10-K filed on March 31, 2005.

(2) Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto previously filed with the Company’s Annual Report on Form 10-K filed on March 31, 2005.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
2.1*	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

10.9	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.10	2000 Stock Incentive Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67**	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

10.69**	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

10.70**	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

23.1	Consent of Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

24.1	Power of Attorney (included on page 18)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
**	Confidential treatment has been requested for certain portions of this exhibit.
+	Confidential treatment has been requested and received for certain portions of this exhibit.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Exhibits

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.

Date: April 15, 2005	By:	/s/ Robert L. Howard-Anderson
Robert L. Howard-Anderson President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Howard-Anderson and Howard M. Bailey, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005
Robert L. Howard-Anderson

/s/ Howard M. Bailey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005
Howard M. Bailey

/s/ Steven M. Krausz	Director	April 15, 2005
Steven M. Krausz

/s/ Robert E. Bylin	Director	April 15, 2005
Robert E. Bylin

/s/ Robert B. Abbott	Director	April 15, 2005
Robert B. Abbott

/s/ Thomas E. Pardun	Director	April 15, 2005
Thomas E. Pardun

/s/ Kenneth Cole	Director	April 15, 2005
Kenneth Cole

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1*	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

Exhibit No.	Exhibit Title
4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

10.9	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.10	2000 Stock Incentive Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14+	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29+	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease date March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

Exhibit No.	Exhibit Title
10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67**	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

10.69**	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

10.70**	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

23.1	Consent of Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

24.1	Power of Attorney (included on page 18)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2005)

*	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
**	Confidential treatment has been requested for certain portions of this exhibit.
+	Confidential treatment has been requested and received for certain portions of this exhibit.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Exhibits

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K/A.