Form 10-Q
period 2005-03-31
OCCAM NETWORKS INC/DE
filed 2005-05-16
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2005

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

Number of shares of Common Stock outstanding as of April 30, 2005, 269,258,897 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,591	$4,432
Restricted cash	2,101	2,101
Accounts receivable, net	5,981	5,217
Inventories	5,217	6,611
Prepaid and other current assets	913	794

Total current assets	24,803	19,155
Property and equipment, net	1,594	1,692
Other assets	210	213

Total assets	$26,607	$21,060

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,763	$6,277
Accrued expenses	3,466	3,330
Deferred revenues	1,691	—
Current portion of long term debt and capital lease obligations	1,078	863

Total current liabilities	7,998	10,470
Long term debt and capital lease obligations	2,075	2,987

Total liabilities	10,073	13,457
Commitments and contingencies (note 4)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 4,300 shares, 3,333 and 2,224 issued and outstanding at March 31, 2005 and at December 31, 2004, respectively, liquidation preference of $100,001 and $66,723 at March 31, 2005 and December 31, 2004, respectively	32,085	20,993
Series A-2 convertible preferred stock warrant	553	503
Stockholders’ deficit:
Common stock, $0.001 par value, 750,000 shares authorized; 269,039 and 268,570 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	269	269
Additional paid-in capital	87,292	87,294
Warrants	559	559
Deferred stock compensation	(464)	(633)
Accumulated deficit	(103,760)	(101,382)

Total stockholders’ deficit	(16,104)	(13,893)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$26,607	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004
Sales	$6,921	$3,240
Cost of sales	5,117	3,375

Gross profit (loss)	1,804	(135)
Operating expenses:
Research and product development	1,712	2,057
Sales and marketing	1,628	1,361
General and administrative	730	527

Total operating expenses	4,070	3,945
Loss from operations	(2,266)	(4,080)
Interest expense, net	(112)	(35)

Loss before income taxes	(2,378)	(4,115)
Provision for income tax	—	—

Net loss	(2,378)	(4,115)
Beneficial conversion feature	(1,787)	(2,510)

Net loss attributable to common stockholders	(4,165)	(6,625)

Net loss per share:
Basic and diluted	$(0.02)	$(0.0248)

Weighted average shares:
Basic and diluted	268,634	267,139

Amortization of stock-based compensation included in:
Research and product development	$143	$201
Sales and marketing	22	37
General and administrative	2	24

Total amortization of stock-based compensation	$167	$262

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(2,378)	$(4,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	405
Non cash charges relating to stock options and warrants	167	288
Changes in operating assets and liabilities:
Accounts receivable	(764)	(101)
Inventory	1,394	(21)
Prepaid expenses and other assets	(137)	(264)
Accounts payable	(4,514)	578
Accrued expenses	136	525
Deferred revenues	1,691	—

Net cash used in operating activities	(4,145)	(2,705)
Investing activities
Purchases of property and equipment	(141)	(298)
Other assets	—	5

Net cash used in investing activities	(141)	(293)
Financing activities
Payments of capital lease obligations and long term debt	(162)	(201)
Proceeds from issuance of series A-2 preferred stock and
warrants, net of issuance costs	10,557	3,843
Proceeds from the exercise of stock options	50	36

Net cash provided by financing activities	10,445	3,678
Net increase in cash and cash equivalents	6,159	680
Cash and cash equivalents, beginning of period	4,432	14,586

Cash and cash equivalents, end of period	$10,591	$15,266

Supplemental disclosure of cash flow information:
Interest paid	$81	$40
Conversion of note payable and accrued interest to Series A-2 preferred stock	$535	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

Three months ended March 31, 2005

	Series A-2 Preferred Stock		Series A-2 Preferred	Common Stock				Additional Paid in Capital
	Shares	Amount	Stock Warrants	Shares	Amount	Warrants	Deferred Compensation		Accumulated Deficit	Total
Balance at December 31, 2004	2,224	$20,993	$503	268,570	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)
Exercise of stock options	—	—	—	469	—	—	—	50	—	50
Amortization of deferred stock-based compensation	—	—	—	—	—		169	(2)	—	167
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	1,109	11,092	—	—	—	—	—	—	—	—
Record beneficial conversion feature		(1,737)	—	—	—	—	—	1,737	—	1,737
Amortize beneficial conversion feature		1,737	50	—	—	—	—	(1,787)	—	(1,787)
Net loss	—	—	—	—	—	—	—	—	(2,378)	(2,378)

Balance at March 31, 2005	3,333	$32,085	$553	269,039	$269	$559	$(464)	$87,292	$(103,760)	$(16,104)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three-month periods ended

March 31, 2005 and 2004 is unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

Occam Networks, Inc. (“Occam” or the “Company”) develops and markets a suite of broadband loop carriers (BLCs), including innovative Ethernet and IP-based loop carrier platforms that enable Incumbent Local Exchange Carriers (ILECs) to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network.

On May 14, 2002, Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”) acquired Occam Networks Inc., a California corporation (“Occam CA”). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”.

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

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to develop and market its products. Based on the Company’s current operating plans, management believes that the recent equity investments and debt financing will be sufficient to fund the Company through twelve months from March 31, 2005.

In addition, management’s plans to attain profitability and generate additional cash flows depended upon increasing revenues from new and existing customers, focusing on cost reductions, and launching additional products. There can be no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2004 is derived from Occam’s audited financial statements included in its Annual Report on Form 10-K. These financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Occam manages its activities based on 13-week accounting quarters. Accordingly, the actual period end dates for the periods ended March 31, 2005 and March 31, 2004 were March 27, 2005 and March 30, 2004, respectively. Occam’s reporting period is based upon a calendar quarter, which includes activity through the last Sunday of the preceding calendar quarter. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Occam to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending March 31, 2006. The Company expects the adoption of SFAS 123(R) to have a material impact on its results of operations.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$83	$294
Work-in-process	34	256
Finished goods	5,100	6,061

	$5,217	$6,611

3.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended, March 31
	2005	2004
Numerator:
Net loss attributable to common stockholders	$(4,165)	$(6,625)

Denominator (basic and diluted):
Weighted average shares outstanding	268,636	267,302
Less: Weighted average common shares subject to repurchase	(2)	(163)

Weighted average shares used to compute basic and diluted net loss per share	268,634	267,139

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	March 31,
	2005	2004
Unvested shares of common stock subject to repurchase	2	94
Common Stock warrants	3,412	1,745
Common stock equivalents of convertible preferred stocks and warrants	325,016	222,810
Stock options	71,545	46,948

Common stock equivalents	399,975	271,597

4.	COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2006. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Occam also leased certain equipment and software under noncancelable capital lease agreements.

Approximate minimum commitments under noncancelable operating leases are as follows (in thousands):

Period ending March 31,	Operating Leases
2006	$673
2007	301

Total minimum lease payments	$974

Purchase Commitments

As of March 31, 2005, Occam had $482,000 in accrued expenses for purchase commitments and outstanding payments due to a former contract manufacturer.

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreement, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. At March 31, 2005, open purchase orders with the contract manufacturer were $2.2 million.

Warranty

Occam provides standard warranties with the sale of products generally for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair costs. A summary of changes in Occam’s accrued warranty liability that is included in accrued liabilities is as follows (in thousands):

	Three-Month Period Ended March 31,
	2005	2004
Warranty liability at the beginning of period	$675	$331
Accruals during period	366	389
Warranty utilization	(173)	(350)

Warranty liability at end of period	868	$370

Litigation

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

5.	STOCK OPTIONS—FAIR VALUE DISCLOSURES

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

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss, as reported:	$(2,378)	$(4,115)
Add: Stock-based compensation, intrinsic value method reported in net loss	167	262
Deduct: Pro forma stock-based compensation fair value method	(398)	(399)
Net loss, pro forma	(2,609)	(4,252)

Basic and diluted loss per share:
As reported	$(0.02)	$(0.02)
Pro forma	$(0.02)	$(0.03)

Basic and diluted loss per share has been computed by dividing the sum of the net loss and the beneficial conversion feature charges by the weighted average number of shares.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period.

6.	SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2005, Occam raised an additional $5.6 million from the issuance of Series A-2 preferred stock to its existing shareholders. In March 2005, Occam raised $4.9 million through an additional issuance of Series A-2 preferred stock to its existing investors and Tellabs, Inc (“Tellabs”). In addition, in March 2005, a related party and holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into 53,479 shares of Series A-2 preferred stock.

The Company recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. In March 2004, the Company issued Series A-2 preferred stock and a preferred stock warrant to a new investor. In connection with the March 2004 issuance of Series A-2 preferred stock the Company recorded a BCF charge to net loss attributable to common stockholders of $2,475,000. The BCFs were calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock is convertible. Also in March 2004, the Company recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. For the three month periods ended March 31, 2005 and 2004, the Company recorded $50,000 and $35,000, respectively, of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

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

In October 2004, Occam’s shareholders approved an amendment to Company’s Amended and Restated Certificate of Incorporation to increase the number of preferred stock designated as Series A-2 from 3,000,000 shares to 3,250,000 shares. In March 2005, the number of authorized shares designated as Series A-2 preferred stock was increased to 4,300,000.

7.	SUBSEQUENT EVENT

In April 2005, Occam’s Board of Directors approved an amendment of the preferred stock warrants previously issued to Alta Partners to permit Alta to immediately exercise its Series A-2 preferred stock warrants to purchase 226,800 shares of Series A-2 preferred stock at an exercise price of $10 per share. Pursuant to the original terms of the warrants, the number of shares exercisable would have been decreased to the extent that Occam raised additional proceeds from a proposed rights offering. The Board approved the amendment because the commencement of the rights offering had been substantially delayed from the anticipated schedule at the time the warrants were issued, because the warrants would otherwise expire in September 2005, and because it was not clear if the rights offering would be concluded before the expiration of the warrants. On April 20, 2005, Alta exercised the warrants in full, acquiring 226,800 shares of Series A-2 preferred stock for an aggregate purchase price of $2.3 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. Occam encourages you to review the information under the caption “Risk Factors,” beginning on page 16, for a discussion of some of the risks and uncertainties facing Occam and its business.

Overview

From its inception through March 31, 2005, Occam has incurred cumulative net losses of approximately $103.8 million. Revenues have increased since 2003 and in particular, since the second quarter of the 2004 fiscal year, primarily through increased acceptance and market penetration of our new products, primarily our BLC 6000 family of products.

We expect Occam to continue to incur substantial operating losses and to experience substantial negative cash flows as it expands its business. We expect losses to decline as we continue to increase our revenues. Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have funded our operations primarily through the sale of equity securities and debt borrowings. From November 2003 through the end of 2004, Occam raised gross proceeds of approximately $22.2 million through the issuance of our Series A-2 preferred stock. Occam raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock. Furthermore, in March 2005, a holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into shares of Series A-2 preferred stock.

In April 2005, Occam’s Board of Directors approved an amendment of the preferred stock warrants previously issued to Alta Partners to permit Alta to immediately exercise its Series A-2 preferred stock warrants to purchase 226,800 shares of Series A-2 preferred stock at an exercise price of $10 per share. Pursuant to the original terms of the warrants, the number of share exercisable would have been decreased to the extent that Occam raised additional proceeds from a proposed rights offering. The Board approved the amendment because the commencement of the rights offering had been substantially delayed from the anticipated schedule at the time the warrants were issued, because the warrants would otherwise expire in September 2005, and because it was not clear if the rights offering would be concluded before the expiration of the warrants. On April 20, 2005, Alta exercised the warrants in full, acquiring 226,800 shares of Series A-2 preferred stock for an aggregate purchase price of $2.3 million.

Occam may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent Occam issues additional equity securities, it could result in substantial dilution to existing stockholders. In addition, the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. Occam cannot predict whether it will be able to obtain additional financing. Any failure to obtain financing could have a material adverse effect on Occam’s business, financial condition and results of operations.

During December 2004, we signed a senior loan and security agreement with Hercules Technology Growth Capital, Inc., a specialty finance company, under which we borrowed $3.0 million, bearing interest at a rate of 11.95% per annum, with a maturity date of December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Our obligations under the agreement are collateralized by substantially all our assets. In connection with the loan agreement, we issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our Series A-2 preferred stock. These warrants were valued using the Black-Scholes valuation model and $105,000 of the proceeds were allocated to the investment in common stock warrants and $73,000 of the proceeds were allocated to the Series A-2 preferred stock warrants. The amounts allocated to the preferred stock and common stock warrants will be recorded as additional interest expense over the life of the loan. The warrant for common stock is exercisable through December 2011 at an exercise price of $0.09 per share. The warrant for the Series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The Series A-2 preferred stock is convertible into common stock at a conversion price of $0.11 per share. At March 31, 2005, the outstanding principal was $3.0 million, of which approximately $800,000 was due within the next twelve months. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if we failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $5,000,000 for any fiscal quarter ending on or prior to June 30, 2005 and at least $7,000,000 for any fiscal quarter thereafter. For the quarter ended March 31, 2005, the company was in compliance with the covenants under the loan agreement.

Since November 2001, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases.

Results of Operations

Three month periods ended March 31, 2005 and 2004

Sales

Our sales are composed primarily of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $3.7 million to $6.9 million for the three-month period ended March 31 2005, compared to sales of $3.2 million for the three-month period ended March 31, 2004. We continued to expand our customer base in the first three months of fiscal 2005 which combined with repeat orders from existing customers contributed to the increased sales over the same period last year. We expect sales to continue to grow throughout fiscal 2005, subject to, among other things, continuing improvements in the market for telecommunications equipment.

Cost of revenue

Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue was $5.1 million for the three-month period ended March 31, 2005, compared to $3.4 million for the three-month periods ended March 31, 2004. Gross profits improved to 26% of sales in three-month period ended March 31, 2005 compared to a gross loss of 4% of sales for the same period in 2004. This gross profit improvement was primarily due to increased sales of BLC 6000 products and reduction in product manufacturing, replacement and warranty repair costs.

Gross profits for the three months ended March 31, 2005 were reduced by a write-down of $297,000 of certain discontinued and obsolete inventory. Gross profits for the three months period ended March 31, 2004 were adversely affected by additional estimated cost of $480,000 to cover yield problems on certain new products and unusually high warranty expenses for those products. Management believes these costs were necessary to maintain customer satisfaction. There were no returns for refunds related to these product issues.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $1.7 million for the three-month period ended March 31, 2005, a decrease of 17% from the $2.1 million for the comparable period in 2004. This decrease was primarily due to reduced amortization of stock-based compensation expense and management’s continued expense controls during the three months ended March 31, 2005. We expect our research and product development expenditures for the remaining nine months of 2005, to increase marginally relative to comparable period in the prior year, as we continue to add new and enhanced features to our product offerings.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expense increased by $267,000 to $1.6 million for the three-month period ended March 31, 2005, compared to $1.4 million for the three months ended March 31, 2004. This increase was primarily due to increased head count, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to continue to increase in 2005 as we make additional expenditures to increase sales and expand our business.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses increased to $730,000 for the three-month period ended March 31, 2005, compared to $527,000 for the same period in 2004. General and administrative expenses increased in the first three months of fiscal 2005, compared to the same period in 2004, primarily due to higher legal and consulting costs. We expect our general and administrative expenditures could increase in the remaining nine months of 2005, as Occam seeks to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options, which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Amortization of deferred stock-based compensation and other stock-based compensation expense included in:
Research and product development	$143	$201
Sales and marketing	22	37
General and administrative	2	24

	$167	$262

At March 31, 2005, Occam had $464,000 of unamortized deferred stock compensation, which it will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

Occam’s effective federal tax rate for three-month periods ended March 31, 2005 and 2004 was 0% due to Occam’s net operating losses.

As of March 31, 2005, Occam’s net operating loss carryforwards were approximately $219.1 million for federal tax purposes, expiring through 2025, and $144.8 million for state tax purposes, expiring through 2015. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of March 31, 2005, Occam had cash and cash equivalents of $10.6 million compared with $4.4 million at December 31, 2004. This net increase in cash was the result of additional sales of Series A-2 preferred stock of $5.6 million in January 2005 and $4.9 million in March 2005 offset by cash used in operations of $4.1 million. In March 2004, Occam received proceeds of $3.8 million of cash from sale of Series A-2 preferred stock.

Cash used in operating activities increased from $2.7 million for the three months period ended March 31, 2004 to $4.1 million for the three-month period ended March 31, 2005. The increase in cash used in operations was primarily driven by increased payments of our accounts payable partially offset by a reduction in our inventory and a reduction in our net losses. The reduction in our net losses were primarily driven by increased sales and gross margins.

Cash used in investing activities decreased by $152,000 to $141,000 for the three month period ended March 31, 2005, compared to $293,000 for the three month period ended March 31, 2004. This reduction in cash usage was due to lower purchases of property, equipment and other assets in the first three months of 2005 compared to the same period in 2004.

Cash provided by financing activities increased to $10.4 million for the three month period ended March 31, 2005 from $3.7 million for the three-month period ended March 31, 2004, an increase of $6.8 million. This increase was primarily attributable to Occam raising $5.6 million in January 2005 and $4.9 million in March 2005 from additional sales of Series A-2 preferred stock. In March 2004, Occam received proceeds of $3.8 million of cash from sale of Series A-2 preferred stock. Additionally, in a non-cash transaction in March 2005, a holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into shares of Series A-2 preferred stock.

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

Our viability as a going concern is dependent upon our ability to successfully carry out our business plan. Since inception, we have devoted substantial effort and capital resources to developing and marketing our products. Based on our current operating plans, management believes that the recent debt financing and equity investments will be sufficient to meet our capital requirements through the twelve month period starting March 31, 2005.

We may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent we issue additional equity securities, it could result in substantial dilution to existing stockholders. In addition, the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. We cannot predict whether we will be able to obtain additional financing if necessary. Any failure to obtain financing could have an adverse material affect on our business, financial condition and results of operations.

Furthermore, management’s plans to attain profitability and generate additional cash flows include increasing revenues from new and existing customers, a continued focus on cost reductions, and the launch of additional products. However there is no assurance that management will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Working Capital

Working capital increased to $16.8 million at March 31, 2005, compared to $8.7 million at December 31, 2004, as Occam raised additional funds from supplementary sales of Series A-2 preferred stock in January and March of 2005 for gross proceeds $10.5 million.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Occam to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending March 31, 2006. We expect the adoption of SFAS 123(R) to have a material impact on our results of operations.

RISK FACTORS

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. Our securities are speculative, and you should not make an investment in Occam unless you can afford to bear the loss of your entire investment. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and ability to continue as a going concern, and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in or incorporated by reference into this prospectus. The risks and uncertainties identified below are not the only risks and uncertainties we face. If any of the material risks or uncertainties that we face were to occur, you could lose part or all of your investment.

To date, sales of our BLC 6000 system products have been limited and greater demand may not develop in the future.

Currently we have limited number of customers for our BLC 6000 product line. We cannot be certain that there will be a demand for our products or that the demand will grow. Demand for our products will depend in part on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all. During 2004, we experienced higher than expected product repairs relating to our products. Addressing these matters had an adverse effect on our operating margins and increased use of cash in each of the first three quarters of 2004. Management believes these issues have been resolved but if they have not, they would continue to have an adverse effect on revenues and would impair our financial condition.

We have recently announced a strategic alliance with Tellabs, Inc. under which we granted to Tellabs subsidiaries exclusive rights for a limited period to sell certain of our BLC products to identified customers, including three of the four regional Bell operating companies in the United States, five independent operating companies in the United States, and certain regional telecommunication service providers in Canada. We cannot predict what effect, if any, the alliance with Tellabs will have on our revenues in future periods. In particular, we cannot predict whether granting exclusive rights to Tellabs with respect to the identified customers will improve our ability to access and sell into larger telecommunication companies.

We have a history of losses, and as a result, we may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

We have incurred significant losses since inception and expect that we will experience net losses and negative cash flow for the foreseeable future. As of March 31, 2005, we had an accumulated deficit of approximately $103.8 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the fiscal year ended December 31, 2004 included an explanatory paragraph which states that since inception we have incurred net operating losses and negative cash flows, that raise substantial doubt about our ability to continue as a going concern.

We may be unable to raise additional capital to fund our future operations, and any future financings could result in substantial dilution to existing stockholders.

We continue to operate at a loss and may require further infusion of cash. In particular, our cash requirements were higher in 2004 than previously anticipated because we were required to spend increased amounts to address product warranty and repair issues. From November 2003 through March 2005, we raised $33 million through the issuance of Series A-2 preferred stock and $3 million under a secured loan facility. In addition, we have announced our intention to conduct a rights offering of Series A-2 preferred stock in which we would offer holders of our common stock the opportunity to purchase shares of Series A-2 preferred stock. Our announcement of an intended rights offering does not constitute an offer of any securities for sale and is subject to the filing of a registration statement with the Securities and Exchange Commission and the SEC’s declaring the registration statement to be effective. However, there is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to Occam and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. For example, holders of our common stock have experienced substantial dilution as a result of the issuance of the Series A-2 preferred stock, which is entitled to rights and preferences that are senior to the common stock, including a liquidation preference equal to 150% of the original purchase price and the right to participate up to certain caps with the common stockholders in distributions in excess of 150%. In connection with obtaining the $3 million secured loan facility, we were required to give the lender a lien in substantially all of our assets. Any failure to obtain financing when and as required will have an adverse and material effect on our business, financial condition and results of operations.

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

If we cannot compete successfully against our competitors, we could face:

•	significant reductions in demand for any of our products;

•	delays or cancellations of future customer orders;

•	reductions of the prices on any of our products; or

•	increases in our expenses,

which would have a material adverse effect on our business and our financial condition.

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

Telecommunications service providers make considerable capital expenditures to expand their networks and to purchase, install and maintain their equipment. If some of these service providers are unable to secure financing for these expenditures, they may not have the funds necessary to purchase our products. Budgetary constraints or economic cycles may also impact when or if a prospective customer will purchase our products. Our customers may also include smaller companies that could experience cash flow problems, resulting in our being unable to collect amounts due.

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

Furthermore, we do not have a long-term supply contract with our primary contract manufacturers. Consequently, these manufacturers will not be obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. As a result, we will not be able to guarantee that our contract manufacturers will be able to provide enough products to meet our requirements at a commercially reasonable price. If the components we require are not unique to our products, and such components are in high demand, we cannot guarantee that our contract manufacturers will be able to fulfill our demand. As a result, we may experience shortages of certain components from time to time, which could delay the manufacturing of our products and recognition of revenue and could impair our relationships with customers. A number of components for our products are available from sole or limited sources, as described below.

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

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss, and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, because the final assembly and assembled product testing of our product line is performed in one location, any fire or other disaster at this location would have a material adverse effect on our business, results of operations and financial condition. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes or floods.

Our common stock is currently traded on the over the counter market, and the liquidity of our stock may be seriously limited.

Our common stock is currently traded on the over the counter market (“OTC”). Trading on the OTC Bulletin Board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner. In particular, limited trading volumes and liquidity may mean that stockholders are unable to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about Occam or general trends in the stock market.

We face certain litigation risks that could harm our business.

We are currently named as a defendant in a securities class action lawsuit. We believe this lawsuit will be settled with no expense to Occam. For additional information regarding our current litigation, see Part II, Other Information—Item 1—Legal Proceedings.

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

As of April 22, 2005, our executive officers, directors and their affiliates beneficially owned, in the aggregate, in excess of a majority of our common stock and approximately 57.4% of our Series A-2 preferred stock. As of April 22, 2005, investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners collectively control approximately 52.1% of our outstanding voting stock (including 45.9% of our common stock and 57.4% of our Series A-2 preferred stock). A representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that, as of April 22, 2005, controlled 23.2% of Series A-2 preferred stock and 12.7% of our total outstanding voting stock has a contractual right at any time to designate a director to serve on our board.

The Series A-2 private placement and anticipated rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of March 31, 2005, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $219.1 million (for federal tax purposes) and $144.8 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2025 and 2015, respectively. Occam’s ability to utilize its NOL carryforwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if Occam has undergone or will undergo an ownership change. An ownership change would occur if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

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

Sales of a substantial number of shares of Occam’s common stock in the public market could adversely affect the market price of Occam’s common stock. The market price of Occam’s common stock could also decline if one or more of its significant stockholders decided for any reason to sell substantial amounts of its common stock in the public market. Occam is contractually obligated to register shares of common stock underlying Series A-2 preferred stock issued as part of the recent private placement financing transactions.

As of April 30, 2005, Occam had 269,258 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of April 22, 2005, Occam had 3.6 million shares of Series A-2 preferred stock outstanding that are convertible into 323.7 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements.

As of April 22, 2005, Occam had 70.3 million shares subject to outstanding options under Occam’s stock option plans, and 29.1 million shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of April 22, 2005, Occam had warrants outstanding to purchase a total of 15,000 shares of Occam’s Series A-2 preferred stock, convertible into approximately 1.4 million shares of its common stock and outstanding warrants to purchase 3.4 million shares of its common stock.

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock.

The Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred. Each share of outstanding Series A-2 preferred stock has been sold for $10, and each share to be sold, if any, in our anticipated rights offering will be sold at the same price per share. In connection with a liquidation or dissolution of Occam, which includes acquisitions of Occam or sales of all or substantially all of our assets, holders of Series A-2 preferred stock will be entitled to receive $15 for each share of Series A-2 preferred stock they hold before any payments may be made to holders of common stock. If the proceeds, consideration, or assets, as the case may require, available for distribution to stockholders are not sufficient to pay the full $15 liquidation preference per Series A-2 share, the available proceeds, consideration, or assets will be distributed on a pro-rata basis among holders of Series A-2 preferred stock, and holders of common stock will receive nothing. In addition, after the liquidation preference has been paid, holders of Series A-2 preferred stock will participate on a share-for-share “as-converted” basis with holders of common stock in any additional distributions or payments, until such time as the holders of Series A-2 preferred stock have received 300% of their original purchase price or $30 per share. As a result of the Series A-2 liquidation preference and participation right, a holder of shares of Series A-2 preferred stock may receive a substantially larger distribution or payment than a holder of the same number of shares of common stock into which such holder’s Series A-2 preferred stock is convertible. In addition, the Series A-2 stockholder may receive a distribution in circumstances where the common stockholder receives nothing.

Based on outstanding shares as of April 22, 2005, the Series A-2 preferred stock is entitled to receive approximately $53.4 million in liquidation proceeds before any payments may be made to holders of our common stock. In the event the rights offering were fully subscribed, Series A-2 preferred stockholders would be entitled to receive liquidation proceeds of approximately $66.9 million before any payments could be made to common stockholders. In both circumstances, after payment of the base liquidation preference, the Series A-2 preferred stock would participate in distributions to common stockholders based on the number of shares of common stock then issuable upon conversion of Series A-2 preferred stock. Preferred stockholders would participate in distributions with common stockholders up to an aggregate distribution of approximately $106.8 million based on outstanding shares as of April 22, 2005, increasing to $133.8 million if the rights offering were fully subscribed. In the event the amount to be distributed to stockholders is sufficiently large that Series A-2 preferred stockholders would receive a larger distribution by converting into common stock, the Series A-2 preferred stock will be deemed for purposes of such distribution to have so converted such that holders of Series A-2 preferred stock will always receive the maximum amount to which they would be entitled without having to make any affirmative election to convert.

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

ITEM 4.	CONTROLS AND PROCEDURES

Changes in internal control over financial reporting.

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and it is anticipated that the Company will execute the settlement documents in 2005. This settlement will require the members of the class of plaintiffs and the court approval. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

ITEM 2	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Current Reports on Form 8-K filed with the Securities & Exchange Commission on January 13, 2005, January 19, 2005, March 24, 2005 and April 21, 2005.

ITEM 6.	EXHIBITS

A.	Exhibits

Exhibit No.	Exhibit Title

4.9.2	Certificate of Occam Networks, Inc. Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 7, 2005

10.61	Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain investors

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain holders of its capital stock

10.63	Letter Amendment Agreement among Occam Networks, Inc., Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc.

10.64	Promissory Note between Occam Networks, Inc. and Hercules Technology Growth Capital, Inc.

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain investors

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain holders of its capital stock

10.67	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P.

10.68	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 16, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title

4.9.2	Certificate of Occam Networks, Inc. Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 7, 2005 (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on January 13, 2005)

10.61	Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain investors (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on January 13, 2005)

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain holders of its capital stock (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on January 13, 2005)

10.63	Letter Amendment Agreement among Occam Networks, Inc., Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on January 13, 2005)

10.64	Promissory Note between Occam Networks, Inc. and Hercules Technology Growth Capital, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on January 13, 2005)

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain investors (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on March 24, 2005)

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among Occam Networks, Inc. and certain holders of its capital stock (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on March 24, 2005)

10.67	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on April 21, 2005)

10.68	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on April 21, 2005)

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.