Form 10-Q
period 2005-06-30
OCCAM NETWORKS INC/DE
filed 2005-08-15
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2005

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

Number of shares of Common Stock outstanding as of July 31, 2005, 270,425,796 shares (595,442,151 shares including 325,016,355 shares of common stock issuable upon conversion of outstanding series A-2 preferred stock.)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,734	$4,432
Restricted cash	2,101	2,101
Accounts receivable, net	3,717	5,217
Inventories	4,575	6,611
Prepaid and other current assets	1,304	794

Total current assets	23,431	19,155
Property and equipment, net	1,731	1,692
Other assets	208	213

Total assets	$25,370	$21,060

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,521	$6,277
Accrued expenses	4,062	3,330
Deferred revenues	192	—
Current portion of long-term debt and capital lease obligations	1,282	863

Total current liabilities	7,057	10,470
Long-term debt and capital lease obligations	1,777	2,987

Total liabilities	8,834	13,457
Commitments and contingencies (note 4)

Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 4,300 shares, 3,560 and 2,224 issued and outstanding at June 30, 2005 and at December 31, 2004, respectively, liquidation preference of $106,800 and $66,723 at June 30, 2005 and December 31, 2004	34,869	20,993
Series A-2 convertible preferred stock warrant	73	503

Stockholders’ deficit:
Common stock, $0.001 par value, 750,000 shares authorized; 270,199 and 268,570 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	270	269
Additional paid-in capital	87,355	87,294
Warrants	559	559
Deferred stock compensation	(295)	(633)
Accumulated deficit	(106,295)	(101,382)

Total stockholders’ deficit	(18,406)	(13,893)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$25,370	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$8,740	$3,185	$15,661	$6,425
Cost of sales	6,771	4,165	11,887	7,540

Gross profit (loss)	1,969	(980)	3,774	(1,115)
Operating expenses:
Research and product development	1,736	1,928	3,448	3,985
Sales and marketing	2,012	1,854	3,640	3,215
General and administrative	700	582	1,430	1,110

Total operating expenses	4,448	4,364	8,518	8,310
Loss from operations	(2,479)	(5,344)	(4,744)	(9,425)
Interest expense, net	(56)	(26)	(169)	(61)

Loss before income taxes	(2,535)	(5,370)	(4,913)	(9,486)
Provision for income tax	—	—	—	—

Net loss	(2,535)	(5,370)	(4,913)	(9,486)
Beneficial conversion feature	(35)	(557)	(1,822)	(3,067)

Net loss attributable to common stockholders	(2,570)	(5,927)	(6,735)	(12,553)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares:
Basic and diluted	269,470	267,710	269,052	267,358

Amortization of stock-based compensation included in:
Research and product development	$139	$178	$282	$379
Sales and marketing	21	35	42	72
General and administrative	2	10	4	34

Total amortization of stock-based compensation	$162	$223	$328	$485

The accompanying notes are an integral part of these consolidated financial statements

OCCAM WORKS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Net loss	$(4,913)	$(9,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	739
Non-cash charges relating to stock options and warrants	328	538
Changes in operating assets and liabilities:
Accounts receivable	2,947	(395)
Inventory	2,036	(822)
Prepaid expenses and other assets	(532)	(331)
Accounts payable and accrued expenses	(3,831)	935
Deferred revenues	(1,447)	—

Net cash used in operating activities	(4,914)	(8,822)

Investing activities
Purchases of property and equipment	(511)	(624)
Other assets	—	12

Net cash used in investing activities	(511)	(612)

Financing activities
Payments of capital lease obligations and long-term debt	(256)	—
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	12,825	5,170
Proceeds from the exercise of stock options	158	59
Repayment of capital lease obligations	—	(407)

Net cash provided by financing activities	12,727	4,822
Net increase (decrease) in cash and cash equivalents	7,302	(4,612)
Cash and cash equivalents, beginning of period	4,432	14,586

Cash and cash equivalents, end of period	$11,734	$9,974

Supplemental disclosure of cash flow information:
Interest paid	$81	$68
Conversion of note payable and accrued interest to Series A-2 preferred stock	$535	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

Six months ended June 30, 2005

	Series A-2 Preferred Stock		Series A-2 Preferred	Common Stock
	Shares	Amount	Stock Warrants	Shares	Amount	Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	2,224	$20,993	$503	268,570	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)
Exercise of stock options	—	—	—	1,629	1	—	—	154	—	155
Amortization of deferred stock-based compensation	—	—	—	—	—	—	338	(8)	—	330
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	1,336	13,876	(515)	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortize beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(4,913)	(4,913)

Balance at June 30, 2005	3,560	$34,869	$73	270,199	$270	$559	$(295)	$87,355	$(106,295)	$(18,406)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three and six-month periods ended

June 30, 2005 and 2004 is unaudited)

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

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to develop and market its products. Based on the Company’s current operating plans, management believes that the recent equity investments and debt financing will be sufficient to fund the Company through twelve months from June 30, 2005.

In addition, management’s plans to attain profitability and generate additional cash flows depend upon increasing revenues from new and existing customers, focusing on cost reductions, and launching additional products. There can be no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Occam manages its activities based on 13-week accounting quarters. Accordingly, the actual period end dates for the periods ended June 30, 2005 and June 30, 2004 were June 26, 2005 and June 27, 2004, respectively. Occam’s reporting period is based upon a calendar quarter, which includes activity through the last Sunday of the preceding calendar quarter. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition

Occam recognizes revenue when persuasive evidence of sales arrangements exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. Occam allows credit for products returned within its policy terms. Occam provides training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products–these costs are currently not significant. Occam further warrants its products for periods up to 5 years and records an estimated warranty cost when revenue is recognized.

In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term, low-interest-rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until payment has been received. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions for the fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$82	$294
Work-in-process	3	256
Finished goods	4,490	6,061

Inventory at end of period	$4,575	$6,611

3.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(2,570)	$(5,927)	$(6,735)	$(12,553)

Denominator (basic and diluted):
Weighted average shares outstanding	269,472	267,757	269,054	267,530
Less: Weighted average common shares subject to repurchase	(2)	(47)	(2)	(172)

Weighted average shares used to compute basic and diluted net loss per share	269,470	267,710	269,052	267,358

Basic and diluted net loss per share attributable to common shareholders	$(0.01)	$(0.02)	$(0.03)	$(0.05)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	June 30,
	2005	2004
Unvested shares of common stock subject to repurchase	2	47
Common stock warrants	3,412	1,937
Common stock equivalents of convertible preferred stocks and warrants	325,016	218,457
Stock options	69,589	42,353

Common stock equivalents	398,019	262,794

4.	COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2007. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment. Occam also leased certain equipment and software under noncancelable capital lease agreements.

Approximate minimum commitments under noncancelable operating leases are as follows (in thousands):

Operating leases
Period ending June 30,
2006	$631
2007	151

Total minimum lease payments	$782

Purchase Commitments

As of June 30, 2005, Occam had $482,000 in accrued expenses for purchase commitments and outstanding payments due to a former contract manufacturer.

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreement, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. At June 30, 2005, open purchase orders with the contract manufacturer were $6.2 million.

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

	Six-month period ended June 30,
	2005	2004
Warranty liability at the beginning of period	$675	$331
Accruals during period	737	484
Warranty utilization	(436)	(350)

Warranty liability at end of period	$976	$465

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

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported:	$(2,535)	$(5,370)	$(4,913)	$(9,486)
Add: Stock-based compensation, intrinsic value method reported in net loss	162	223	328	485
Deduct: Pro forma stock-based compensation fair value method	(395)	(336)	(791)	(735)
Net loss, pro forma	$(2,768)	$(5,483)	$(5,376)	$(9,736)
Basic and diluted loss per share:
As reported	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.05)

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

The Company recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. In March 2004 and April 2004, the Company issued Series A-2 preferred stock and a preferred stock warrant to new investors. In connection with the March 2004 and April 2004 issuances of Series A-2 preferred stock the Company recorded a BCF charge to net loss attributable to common stockholders of $2,893,000. The BCFs were calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock is convertible. Also in March 2004, the Company recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. For the six-month periods ended June 30, 2005 and 2004, the Company recorded $175,000 and $85,000, respectively, of amortization of the warrant BCF.

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

Overview

From its inception through June 30, 2005, Occam has incurred cumulative net losses of approximately $106.3 million. Revenues have increased since 2003 and in particular, since the second quarter of the 2004 fiscal year, primarily through increased acceptance and market penetration of our new products, primarily our BLC 6000 family of products.

We expect Occam to continue to incur substantial operating losses and to experience substantial negative cash flows as it expands its business. We expect losses to decline if we continue to increase our revenues. Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have funded our operations primarily through the sale of equity securities and debt borrowings. From November 2003 through the end of 2004, Occam raised gross proceeds of approximately $22.2 million through the issuance of our Series A-2 preferred stock. Occam raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock. Furthermore, in March 2005, a holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into shares of Series A-2 preferred stock.

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

During December 2004, we signed a senior loan and security agreement with Hercules Technology Growth Capital, Inc., a specialty finance company, under which we borrowed $3.0 million, bearing interest at a rate of 11.95% per annum, with a maturity date of December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Our obligations under the agreement are collateralized by substantially all our assets. In connection with the loan agreement, we issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our Series A-2 preferred stock. These warrants were valued using the Black-Scholes valuation model and $105,000 of the proceeds were allocated to the investment in common stock warrants and $73,000 of the proceeds were allocated to the Series A-2 preferred stock warrants. The amounts allocated to the preferred stock and common stock warrants will be recorded as additional interest expense over the life of the loan. The warrant for common stock is exercisable through December 2011 at an exercise price of $0.09 per share. The warrant for the Series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The Series A-2 preferred stock is convertible into common stock at a conversion price of $0.11 per share. At June 30, 2005, the outstanding principal was $3.0 million, of which approximately $1.1 million was due within the next twelve months. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if we failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $5,000,000 for any fiscal quarter ending on or prior to June 30, 2005 and at least $7,000,000 for any fiscal quarter thereafter. For the quarter ended June 30, 2005, the company was in compliance with the covenants under the loan agreement.

Since November 2001, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases.

Results of Operations

Three-month periods ended June 30, 2005 and 2004

Sales

Our sales are composed primarily of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $5.5 million to $8.7 million for the three-month period ended June 30, 2005, compared to sales of $3.2 million for the three-month period ended June 30, 2004. We continued to expand our customer base throughout fiscal 2005 which combined with repeat orders from existing customers contributed to the increased sales over the same period last year. We expect sales to continue to grow throughout fiscal 2005, subject to, among other things, continuing improvements in the market for telecommunications equipment.

Cost of revenue

Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue was $6.8 million for the three-month periods ended June 30, 2005, compared to $4.2 million for the three-month period ended June 30, 2004. Gross profits improved to 23% of sales in three-month period ended June 30, 2005 compared to a gross loss of 31% of sales for the same period in 2004. This gross profit improvement was primarily due to increased sales of BLC 6000 products, the substantial reduction of manufacturing yield problems, field replacements and rework costs as well as the reduction in product manufacturing costs.

Gross profits for the three-month period ended June 30, 2004 were adversely affected by estimated costs of $1.6 million to cover yield problems on certain new products and unusually high warranty expenses for those products. Management believes these costs were necessary to maintain customer satisfaction. There were no returns for refunds related to these product issues.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $1.7 million for the three-month period ended June 30, 2005, a decrease of 10% from the $1.9 million for the comparable period in 2004. This decrease was primarily due to $0.1 million of engineering charges paid for by a strategic partner and management’s continued expense controls. We expect our research and product development expenditures for the remaining six months of 2005, to increase slightly, as we continue to add new and enhanced features to our product offerings.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expense increased by $0.1 million to $2.0 million for the three-month period ended June 30, 2005, compared to $1.9 million for the three months ended June 30, 2004. This increase was primarily due to increased head count, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to increase slightly over the remaining six months of the year as we make additional expenditures to increase sales and expand our business.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses increased to $700,000 for the three-month period ended June 30, 2005, compared to $582,000 for the same period in 2004. General and administrative expenses increased, primarily due to higher legal and consulting costs. We expect our general and administrative expenditures to increase over the remaining six months of 2005, as Occam continues to incur costs to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Six-month periods ended June 30, 2005 and 2004

Sales

Sales increased by $9.2 million to $15.7 million for the six-month period ended June 30, 2005, compared to sales of $6.4 million for the six-month period ended June 30, 2004. We continued to expand our customer base throughout fiscal 2005 which combined with repeat orders from existing customers contributed to the increased sales over the same period last year. We expect sales to continue to grow throughout fiscal 2005, subject to, among other things, continuing improvements in the market for telecommunications equipment.

Cost of revenue

Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue was $11.9 million for the six-month period ended June 30, 2005, compared to $7.5 million for the six-month period ended June 30, 2004. Gross profits improved to 24% of sales in six-month period ended June 30, 2005 compared to a gross loss of 17% of sales for the same period in 2004. This gross profit improvement was primarily due to increased sales of BLC 6000 products, the substantial reduction of manufacturing yield problems, field replacements and rework costs as well as the reduction in product manufacturing costs.

Gross profits for the six months ended June 30, 2005 were reduced by write-downs totaling $358,000 of certain discontinued and obsolete inventory. Gross profits for the six-months period ended June 30, 2004 were adversely affected by additional estimated costs of $2.5 million to cover yield problems on certain new products and unusually high warranty expenses for those products. Management believes these costs were necessary to maintain customer satisfaction. There were no returns for refunds related to these product issues.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $3.4 million for the six-month period ended June 30, 2005, a decrease of 13% from the $4.0 million for the comparable period in 2004. This decrease was primarily due to management’s continued expense controls throughout the six months ended June 30, 2005 and $0.1 million of engineering expenses paid for by a strategic partner. We expect our research and product development expenditures for the remaining six months of 2005, to increase slightly as we continue to add new and enhanced features to our product offerings.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs; development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by $0.4 million to $3.6 million for the six-month period ended June 30, 2005, compared to $3.2 million for the six months ended June 30, 2004. This increase was primarily due to increased head count, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to increase slightly over the remaining six months of the year as we make additional expenditures to increase sales and expand our business.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses increased to $1.4 million for the six-month period ended June 30, 2005, compared to $1.1 million for the same period in 2004. General and administrative expenses increased, primarily due to higher legal and consulting costs. We expect our general and administrative expenditures to increase marginally in the remaining six months of 2005, as Occam continues to incur costs to comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options, which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Six months ended June 30,
	2005	2004
Amortization of deferred stock-based compensation and other stock-based compensation expenses included in:
Research and product development	$282	$379
Sales and Marketing	42	72
General and Administrative	4	34

	$328	$485

At June 30, 2005, Occam had $295,000 of unamortized deferred stock compensation, which it will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

Occam’s effective federal tax rate for six month periods ended June 30, 2005 and 2004 was 0% due to Occam’s net operating losses.

As of June 30, 2005, Occam’s net operating loss carryforwards were approximately $221.7 million for federal tax purposes, expiring through 2025, and $147.4 million for state tax purposes, expiring through 2015. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of June 30, 2005, Occam had cash and cash equivalents of $11.7 million compared with $4.4 million at December 31, 2004. This net increase in cash was the result of additional sales of Series A-2 preferred stock of $5.6 million in January 2005, $4.9 million in March 2005 and $2.3 million in April 2005 offset by cash used in operations of $4.9 million.

Cash used in operating activities decreased from $8.8 million for the six-month period ended June 30, 2004 to $4.9 million for the six-month period ended June 30, 2005. The decrease in cash used in operations was primarily driven by a reduction in our net losses and reductions in both accounts receivables and inventory. These improvements were partially offset by a significant reduction of our accounts payable. The reduction in our net losses was primarily driven by increased sales and gross margins.

Cash used in investing activities decreased by $102,000 to $511,000 for the six month period ended June 30, 2005, compared to $612,000 for the six-month period ended June 30, 2004. This reduction in cash usage was due to lower purchases of property, equipment and other assets in the first six months of 2005 compared to the same period in 2004.

Cash provided by financing activities increased to $12.7 million for the six-month period ended June 30, 2005 from $4.8 million for the six-month period ended June 30, 2004, an increase of $7.9 million. This increase was primarily attributable to Occam raising $5.6 million in January 2005, $4.9 million in March 2005 and $2.3 million in April 2005 from additional sales of Series A-2 preferred stock. In March 2004, Occam received proceeds of $3.8 million of cash from sale of Series A-2 preferred stock. Additionally, in a non-cash transaction in March 2005, a holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into shares of Series A-2 preferred stock.

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

Our viability as a going concern is dependent upon our ability to successfully carry out our business plan. Since inception, we have devoted substantial effort and capital resources to developing and marketing our products. Based on our current operating plans, management believes that the recent debt financing and equity investments will be sufficient to meet our capital requirements through the twelve month period starting June 30, 2005.

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

Working Capital

Working capital increased to $16.4 million at June 30, 2005, compared to $8.7 million at December 31, 2004, as Occam raised additional funds from supplementary sales of Series A-2 preferred stock in January, March and April of 2005 for gross proceeds $12.7 million.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions for the fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

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

We have incurred significant losses since inception and expect that we will experience net losses and negative cash flow for the foreseeable future. As of June 30, 2005, we had an accumulated deficit of approximately $106.3 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

We continue to operate at a loss and may require further infusion of cash. In particular, our cash requirements were higher in 2004 than previously anticipated because we were required to spend increased amounts to address product warranty and repair issues. From November 2003 through June 2005, we raised $35 million through the issuance of Series A-2 preferred stock and $3 million under a secured loan facility. In addition, we have announced our intention to conduct a rights offering of Series A-2 preferred stock in which we would offer holders of our common stock the opportunity to purchase shares of Series A-2 preferred stock. Our announcement of an intended rights offering does not constitute an offer of any securities for sale and is subject to the filing of a registration statement with the Securities and Exchange Commission and the SEC’s declaring the registration statement to be effective. However, there is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to Occam and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. For example, holders of our common stock have experienced substantial dilution as a result of the issuance of the Series A-2 preferred stock, which is entitled to rights and preferences that are senior to the common stock, including a liquidation preference equal to 150% of the original purchase price and the right to participate up to certain caps with the common stockholders in distributions in excess of 150%. In connection with obtaining the $3 million secured loan facility, we were required to give the lender a lien in substantially all of our assets. Any failure to obtain financing when and as required will have an adverse and material effect on our business, financial condition and results of operations.

Because our markets are highly competitive and dominated by large, well financed participants, we may be unable to compete effectively.

Competition in the communications networking equipment market is intense and we expect competition to increase. The market for networking equipment is dominated primarily by manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Tellabs Inc. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of our competitors have built long-standing relationships with some of our potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support. We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors. If we cannot compete successfully against our competitors, we could face:

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

As of June 30, 2005, our executive officers, directors and their affiliates beneficially owned, in the aggregate, in excess of a majority of our common stock and approximately 57.2% of our Series A-2 preferred stock. As of June 30, 2005, investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners collectively control approximately 52.1% of our outstanding voting stock (including 45.7% of our common stock and 57.2% of our Series A-2 preferred stock). A representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that, as of June 30, 2005, controlled 23.1% of Series A-2 preferred stock and has a contractual right at any time to designate a director to serve on our board.

The Series A-2 private placement and anticipated rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of June 30, 2005, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $221.7 million (for federal tax purposes) and $147.4 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2025 and 2015, respectively. Occam’s ability to utilize its NOL carryforwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if Occam has undergone or will undergo an ownership change. An ownership change would occur if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

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

As of July 31, 2005, Occam had 270.4 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of July 31, 2005, Occam had 3.6 million shares of Series A-2 preferred stock outstanding that are convertible into 323.7 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements.

As of July 31, 2005, Occam had 60.4 million shares subject to outstanding options under Occam’s stock option plans, and 20.6 million shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of July 31, 2005, Occam had warrants outstanding to purchase a total of 15,000 shares of Occam’s Series A-2 preferred stock, convertible into approximately 1.4 million shares of its common stock and outstanding warrants to purchase 3.4 million shares of its common stock.

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

Based on outstanding shares as of July 31, 2005, the Series A-2 preferred stock is entitled to receive approximately $53.4 million in liquidation proceeds before any payments may be made to holders of our common stock. In the event the rights offering were fully subscribed, Series A-2 preferred stockholders would be entitled to receive liquidation proceeds of approximately $66.9 million before any payments could be made to common stockholders. In both circumstances, after payment of the base liquidation preference, the Series A-2 preferred stock would participate in distributions to common stockholders based on the number of shares of common stock then issuable upon conversion of Series A-2 preferred stock. Preferred stockholders would participate in distributions with common stockholders up to an aggregate distribution of approximately $106.8 million based on outstanding shares as of July 31, 2005, increasing to $133.8 million if the rights offering were fully subscribed. In the event the amount to be distributed to stockholders is sufficiently large that Series A-2 preferred stockholders would receive a larger distribution by converting into common stock, the Series A-2 preferred stock will be deemed for purposes of such distribution to have so converted such that holders of Series A-2 preferred stock will always receive the maximum amount to which they would be entitled without having to make any affirmative election to convert

Under regulations required by the Sarbanes-Oxley Act of 2002, a qualified or adverse opinion on our internal controls could be issued by our auditors, and this could have a negative impact on our stock price.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our fiscal year ending December 31, 2006. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.

In connection with the review of our internal controls, our management and independent auditors have observed control deficiencies relating to (i) documentation, assessment, and testing of key controls over financial processes, including revenue recognition; (ii) limitations in financial staffing, with related inadequacies in segregation of duties; (ii) processes for preparation and review of SEC filings, press releases and review of financial schedules; and (iii) documentation and review of the basis of, support for, and considerations surrounding significant accounting estimates. Because Section 404 does not currently apply to us, we have not determined whether any of the control deficiencies identified above constitute a “material weakness” or “significant deficiency” (as defined by the relevant accounting standards) although it is likely that one or more would.

To address these control deficiencies, we have implemented certain remedial actions, including engaging an outside consultant to make recommendations and assist in the remedial process and increasing the staffing of our finance department. We continue to evaluate the status of our internal controls and to take additional actions that are necessary to resolve the control deficiencies identified above.

While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. If we do not complete our compliance activities under Section 404 or the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditors may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls or this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline and such a reaction could also make it more difficult for us to finance our operations. See also Item 4 of this Quarterly Report on Form 10-Q for a discussion on Controls and Procedures.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of Occam’s management, including Occam’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Occam’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Occam’s disclosure controls and procedures were effective as of June 30, 2005.

In making their assessment concerning the effectiveness of Occam’s disclosure controls and procedures as of June 30, 2005, management considered the internal control deficiencies described below. In light of the deficiencies described below, Occam’s management performed additional analysis and the other post-closing procedures to insure that its financial statements are prepared in accordance with generally accepted accounting principles. Management believes that the financial statements included in this report fairly present in all material respects Occam’s financial condition, results of operations, and cash flows for the period presented. In addition, management believes that remediation efforts put in place to date, including the implementation of a disclosure committee and more active managerial involvement in the preparation of SEC filings, are effective to ensure that information required to be disclosed by Occam in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

During the course of the most recent audit of Occam’s year-end financial statements and Occam’s preparation and review of subsequent quarterly financial statements, Occam’s management and independent auditors have identified internal control deficiencies that could be deemed to be “material weaknesses” or “significant deficiencies” if Section 404 of the Sarbanes-Oxley Act were currently applicable to Occam.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim financial statements that is more than inconsequential.

Occam’s identified control deficiencies relate to (i) the documentation, assessment, and testing of key controls over financial processes, including revenue recognition; (ii) limitations in financial staffing, with related inadequacies in segregation of duties; (ii) processes for preparation and review of SEC filings, press releases and review of financial schedules; and (iii) the documentation and review of the basis of, support for, and considerations surrounding significant accounting estimates. As Section 404 of the Sarbanes Oxley Act does not currently apply to Occam, management has not concluded whether these control deficiencies in fact constitute “material weaknesses” or “significant deficiencies” but believes it likely that one or more would.

To address the observed internal control deficiencies, Occam’s management has initiated a remediation process. Occam’s management believes that remediation is not complete and will continue in future periods. Remedial actions to date include the following: (i) increasing staffing in Occam’s finance department; (ii) weekly revenue reviews by the Company’s Chief Financial Officer, Chief Executive Officer, and appropriate finance staff; (iii) engaging an outside consultant to review Occam’s internal controls and procedures and to recommend and assist in remediation, where applicable; and (iv) implementation of a disclosure committee.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Current Reports on Form 8-K filed with the Securities & Exchange Commission on April 21, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Stockholders on June 21, 2005 in Santa Barbara, California. We solicited votes by proxy pursuant to proxy solicitation materials delivered to our stockholders on or about May 24, 2005. The following is a brief description of matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1.	Election of Robert L. Howard-Anderson, Steven M. Krausz, Thomas Pardun, Robert B. Abbott, Robert Bylin and Kenneth Cole as directors until the next annual meeting of stockholders, or in each case until their successors are duly elected and qualified:

	FOR	WITHHOLD
Robert L. Howard-Anderson	471,832,526	110,896
Steven M. Krausz	471,625,324	318,098
Thomas Pardun	471,878,407	65,015
Robert B. Abbott	471,878,407	65,015
Robert Bylin	471,879,407	64,015
Kenneth Cole	471,879,407	64,015

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
471,487,682	438,019	17,721

3.	Approval of an amendment to the Company’s amended and restated certificate of incorporation to authorize the Company’s board of directors to effect a reverse split of its outstanding common stock at any time prior to the date of its 2006 annual meeting of stockholders and based on any one of the following ratios: one-for-ten; one-for-fifteen; one-for-twenty; one-for-twenty-five; one-for-thirty; one-for-thirty-five; one-for-forty:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
471,011,496	915,140	16,786

4.	Approval of an amendment to the Company’s amended and restated certificate of incorporation to increase the number of shares of its authorized common stock from 750,000,000 to 950,000,000 and the number of shares of its authorized preferred stock from 5,000,000 to 7,000,000:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
471,011,496	915,140	16,786

5.	Approval of an amendment to the Company’s 2000 Stock Incentive Plan to increase the maximum number of shares reserved for issuance thereunder from 55,969,814 to 80,969,814 shares and to change the automatic annual increase in the number of shares reserved for issuance thereunder from five percent to three percent of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year (including shares of common stock issuable upon conversion of all outstanding preferred stock), with no limit on the amount of such annual increase:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
470,198,584	1,702,952	41,886

ITEM 6.	EXHIBITS

A.	Exhibits

Exhibit No.	Exhibit Title
4.9.3	Certificate of Occam Networks, Inc. Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 16, 2005 (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on May 17, 2005)

10.67	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on April 21, 2005)

10.68	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on April 21, 2005)

10.73	Amendment One to Manufacturing License Agreement dated March 18, 2005, between Tellabs Petaluma, Inc. and Occam Networks, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on May 17, 2005)

10.74	Amendment One to Technology Licence Agreement dated March 18, 2005, between Tellabs Petaluma, Inc. and Occam Networks, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on May 17, 2005)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 15, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.9.3	Certificate of Occam Networks, Inc. Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 16, 2005 (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with SEC on May 17, 2005)

10.67	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with SEC on April 21, 2005)

10.68	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with SEC on April 21, 2005)

10.73	Amendment One to Manufacturing License Agreement dated March 18, 2005, between Tellabs Petaluma, Inc. and Occam Networks, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on May 17, 2005)

10.74	Amendment One to Technology Licence Agreement dated March 18, 2005, between Tellabs Petaluma, Inc. and Occam Networks, Inc. (Incorporated by reference from the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on May 17, 2005)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.