Form 10-Q
period 2005-09-30
OCCAM NETWORKS INC/DE
filed 2005-11-14
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of October 31, 2005, 271,957,996 shares (596,974,351 shares including 325,016,355 shares of common stock issuable upon conversion of outstanding series A-2 preferred stock.)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,431	$4,432
Restricted cash	3,009	2,101
Accounts receivable, net	7,002	5,217
Inventories	2,874	6,611
Prepaid and other current assets	918	794

Total current assets	21,234	19,155
Property and equipment, net	1,865	1,692
Other assets	205	213

Total assets	$23,304	$21,060

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,213	$6,277
Accrued expenses	3,223	3,330
Current portion of long-term debt and capital lease obligations	1,234	863

Total current liabilities	7,670	10,470
Long-term debt and capital lease obligations	1,604	2,987

Total liabilities	9,274	13,457
Commitments and contingencies (note 4)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 4,300 shares, 3,560 and 2,224 issued and outstanding at September 30, 2005 and at December 31, 2004, respectively, liquidation preference of $106,800 and $66,723 at September 30, 2005 and December 31, 2004, respectively	34,869	20,993
Series A-2 convertible preferred stock warrant	73	503
Stockholders’ deficit:
Common stock, $0.001 par value, 750,000 shares authorized; 271,852 and 268,570 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	272	269
Additional paid-in capital	87,656	87,294
Warrants	559	559
Deferred stock compensation	(136)	(633)
Accumulated deficit	(109,263)	(101,382)

Total stockholders’ deficit	(20,912)	(13,893)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,304	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$10,663	$4,424	$26,324	$10,849
Cost of sales	7,709	3,686	19,597	11,227

Gross profit (loss)	2,954	738	6,727	(378)
Operating expenses:
Research and product development	1,948	1,910	5,417	5,895
Sales and marketing	2,562	1,475	6,206	4,690
General and administrative	1,365	548	2,770	1,657

Total operating expenses	5,875	3,933	14,393	12,242
Loss from operations	(2,921)	(3,195)	(7,666)	(12,620)
Interest expense, net	(46)	(15)	(215)	(75)

Loss before income taxes	(2,967)	(3,210)	(7,881)	(12,695)
Provision for income tax	—	—	—	—

Net loss	(2,967)	(3,210)	(7,881)	(12,695)
Beneficial conversion feature	—	(131)	(1,822)	(3,198)

Net loss attributable to common stockholders	(2,967)	(3,341)	(9,703)	(15,893)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares:
Basic and diluted	270,761	268,222	269,622	267,622

Amortization of stock-based compensation included in:
Research and product development	$137	$161	$419	$540
Sales and marketing	20	25	62	97
General and administrative	2	3	5	37

Total amortization of stock-based compensation	$159	$189	$486	$674

The accompanying notes are an integral part of these consolidated financial statements

OCCAM WORKS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(7,881)	$(12,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759	1,136
Non-cash charges relating to stock options, grants and warrants	608	674
Writeoff of note receivable	399	—
Changes in operating assets and liabilities:
Accounts receivable	(1,785)	(1,315)
Inventory	3,737	(1,599)
Prepaid expenses and other assets	(544)	(176)
Accounts payable and accrued expenses	(3,171)	1,261

Net cash used in operating activities	(7,878)	(12,714)

Investing activities
Purchases of property and equipment	(906)	(826)
Restricted cash	(908)	—
Other assets	3	10

Net cash used in investing activities	(1,811)	(816)

Financing activities
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	12,826	5,141
Proceeds from the exercise of stock options	339	99
Payments of capital lease obligations and long-term debt	(477)	(567)

Net cash provided by financing activities	12,688	4,673
Net increase in cash and cash equivalents	2,999	(8,857)
Cash and cash equivalents, beginning of period	4,432	14,586

Cash and cash equivalents, end of period	$7,431	$5,729

Supplemental disclosure of cash flow information:
Interest paid	$313	$20
Conversion of note payable and accrued interest to Series A-2 preferred stock	$535	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

Nine months ended September 30, 2005

	Series A-2 Preferred Stock		Series A-2 Preferred	Common Stock
	Shares	Amount	Stock Warrants	Shares	Amount	Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	2,224	$20,993	$503	268,570	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)
Exercise of stock options	—	—	—	2,843	2	—	—	337	—	339
Stock grant to officer, net	—	—	—	439	1	—	—	121	—	122
Amortization of deferred stock-based compensation	—	—	—	—	—	—	497	(11)	—	486
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	1,336	13,876	(515)	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortize beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(7,881)	(7,881)

Balance at September 30, 2005	3,560	$34,869	$73	271,852	$272	$559	$(136)	$87,656	$(109,263)	$(20,912)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three and nine-month periods ended

September 30, 2005 and 2004 is unaudited)

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

On May 14, 2002, Accelerated Networks, Inc. a Delaware corporation (“Accelerated Networks”) acquired Occam Networks Inc., a California corporation (“Occam CA”), in a merger transaction in which Occam CA became a subsidiary of Accelerated Networks. After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.”.

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

The Company’s viability as a going concern is dependent upon its ability to successfully carry out its business plan. Since inception, the Company has devoted substantial effort and capital resources to develop and market its products. Based on the Company’s current operating plans, management believes that the recent equity investments and debt financing will be sufficient to fund the Company through twelve months from September 30, 2005.

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

Occam manages its activities based on 13-week accounting quarters. Accordingly, the actual period end dates for the periods ended September 30, 2005 and September 30, 2004 were September 25, 2005 and September 26, 2004, respectively. Occam’s reporting period is based upon a calendar quarter, which includes activity through the last Sunday of the preceding calendar quarter. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition

Occam recognizes revenue when persuasive evidence of sales arrangements exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured. Occam allows credit for products returned within its policy terms. Occam provides training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products. These costs are expensed in the quarter in which they occur. Occam further warrants its products for periods up to 5 years and records an estimated warranty cost when revenue is recognized.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

3.	OTHER CURRENT ASSETS

	September 30, 2005	December 31, 2004
Raw materials	$37	$294
Work-in-process	—	256
Finished goods	2,837	6,061

	$2,874	$6,611

In 2003, the company sold its India operations in exchange for a note receivable of $608,000. In the third quarter of 2005, the purchaser defaulted on the note and the Company wrote off the remaining loan balance of $399,000.

4.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(2,967)	$(3,341)	$(9,703)	$(15,893)

Denominator (basic and diluted):
Weighted average shares outstanding	270,763	268,241	269,624	267,767
Less: Weighted average common shares subject to repurchase	(2)	(19)	(2)	(145)

Weighted average shares used to compute basic and diluted net loss per share	270,761	268,222	269,622	267,622

Basic and diluted net loss per share attributable to common shareholders	$(0.01)	$(0.01)	$(0.04)	$(0.06)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	September 30,
	2005	2004
Unvested shares of common stock subject to repurchase	2	19
Common stock warrants	3,412	1,972
Common stock equivalents of convertible preferred stocks and warrants	325,016	222,810
Stock options	71,819	48,489

Common stock	400,249	273,290

5.	COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under noncancelable lease agreements, which expire at various dates through 2008. Approximate minimum commitments under noncancelable operating leases are as follows (in thousands):

Operating leases
Period ending September 30,
2006	$648
2007	58
2008	60

Total minimum lease payments	$766

Purchase Commitments

As of September 30, 2005, Occam had $482,000 in accrued expenses for purchase commitments and outstanding payments due to a former contract manufacturer.

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam had no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. Occam’s contract manufacturer agreements include certain lead-time and cancellation provisions. At September 30, 2005, open purchase orders with contract manufacturers were $8.3 million.

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

	Nine-month period ended September 30,
	2005	2004
Warranty liability at the beginning of period	$675	$331
Accruals during period	715	1,568
Warranty utilization	(398)	(1,368)

Warranty liability at end of period	$992	$531

Litigation

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks (Occam’s name prior to the merger with Occam CA), certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, the Company agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers, for these companies’ is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. There is a fairness hearing scheduled for April 24, 2006 to obtain final approval of the settlement by the members of the class of plaintiffs and the court. Occam cannot predict whether such approval will be obtained. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

6.	CAPITAL STOCK

On September 12, 2005, the Board of Directors of Occam Networks, Inc., based on the recommendation of its Compensation Committee, approved a restricted stock grant to Robert Howard-Anderson, the Company’s Chief Executive Officer. The restricted stock grant consisted of 600,000 shares of the Company’s Common Stock, subject to applicable tax withholding and to the terms and conditions of the Executive Officer Stock Grant Program—Restricted Stock Grant Agreement. On September 12, 2005, the Company entered into the restricted stock grant agreement with Mr. Howard-Anderson and issued to him a net of 438,716 shares of the Company’s Common Stock, reflecting a reduction of 161,284 in the number of shares otherwise issuable to Mr. Howard-Anderson to satisfy tax withholding obligations. All of the shares subject to the restricted stock grant were fully vested upon issuance to Mr. Howard-Anderson. Accordingly, the company recorded compensation expense of $165,600 which is equal to the fair-market value of the shares on the date of issuance.

7.	STOCK OPTIONS—FAIR VALUE DISCLOSURES

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

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported:	$(2,967)	$(3,341)	$(9,703)	$(15,893)
Add: Stock-based compensation, intrinsic value method reported in net loss	159	189	486	674
Deduct: Pro forma stock-based compensation fair value method	(445)	(327)	(1,237)	(1,062)
Net loss, pro forma	(3,253)	(3,479)	(10,454)	(16,281)
Basic and diluted loss per share:
As reported	$(0.01)	$(0.01)	$(0.04)	$(0.06)
Pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.06)

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

8.	SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2005, Occam raised $5.6 million from the issuance of Series A-2 preferred stock to its existing shareholders. In March 2005, Occam raised $4.9 million through an additional issuance of Series A-2 preferred stock to its existing investors and Tellabs, Inc (“Tellabs”). In addition, in March 2005, a related party and holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into 53,479 shares of Series A-2 preferred stock. From November 2003 through the end of 2004, Occam raised an aggregate of $22.2 million through the issuance of Series A-2 preferred stock.

Occam recorded a beneficial conversion feature (“BCF”) charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. In March 2004, Occam issued Series A-2 preferred stock and a preferred stock warrant to Alta Partners, a new investor. In connection with the March 2004 issuance of Series A-2 preferred stock, Occam recorded a BCF charge to net loss attributable to common stockholders of $2,893,000. The BCFs were calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock is convertible. Also in March 2004, Occam recorded a BCF on the preferred stock warrant issued to Alta (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that was amortized using the interest method over the life of the warrant. For the nine-month periods ended September 30, 2005 and 2004, the Company recorded $85,000 and $305,000, respectively, of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

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

Each outstanding share of Series A-2 preferred stock is convertible into common stock at a conversion price of $0.11, subject to adjustments. In addition, all outstanding shares of Series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66 2/3%) of the then outstanding shares of Series A-2 preferred stock. Holders of in excess of 66 2/3% of the Series A-2 preferred stock have agreed not to exercise their automatic conversion right without the specific consent of Alta Partners.

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

Overview

From its inception through September 30, 2005, Occam has incurred cumulative net losses of approximately $109.3 million. Revenues have increased since 2003 and in particular, since the second quarter of the 2004 fiscal year, primarily through increased acceptance and market penetration of our new products, primarily our BLC 6000 family of products.

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

In a press release issued October 28, 2005, Occam provided certain guidance relating to its future financial performance. In particular, Occam stated that its long term gross margin target was 40% and that it expects to report operating income on a pro-forma, non-GAAP basis that will be close to break even in the fourth quarter of 2005, excluding non-cash charges for the amortization of stock option expense. Occam expects that it will continue to report operating losses on a GAAP basis, including amortization of stock option expense, for the forseeable future. Occam’s ability to attain its gross margin target and its projected operating results, including reduction in net losses, is subject to numerous risks and uncertainties that could prevent Occam’s achieving these forecasts. Occam cannot assure investors that it will be able to achieve these forecasts. Occam’s ability to achieve these forecasts is substantially dependent on its ability to increase its customer base and obtain follow-on sales from existing customers. Occam’s success will also be subject to market uncertainties and product risks, including the willingness of telecommunication companies to make substantial capital expenditures, the risk that our products may fail to perform to industry standards, changes in the business models of our customers, changes in the price of component parts and other operating expenses, and the other risks and uncertainties identified under the caption “Risk Factors” beginning on page 17 of this Quarterly Report on Form 10-Q.

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

During December 2004, we signed a senior loan and security agreement with Hercules Technology Growth Capital, Inc., a specialty finance company, under which we borrowed $3.0 million, bearing interest at a rate of 11.95% per annum, with a maturity date of December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Our obligations under the agreement are collateralized by substantially all our assets. In connection with the loan agreement, we issued the lender warrants to purchase 1,666,667 shares of our common stock and 15,000 shares of our Series A-2 preferred stock. These warrants were valued using the Black-Scholes valuation model and $105,000 of the proceeds were allocated to the investment in common stock warrants and $73,000 of the proceeds were allocated to the Series A-2 preferred stock warrants. The amounts allocated to the preferred stock and common stock warrants will be recorded as additional interest expense over the life of the loan. The warrant for common stock is exercisable through December 2011 at an exercise price of $0.09 per share. The warrant for the Series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10 per share. The Series A-2 preferred stock is convertible into common stock at a conversion price of $0.11 per share. At September 30, 2005, the outstanding principal was $2.7 million, of which approximately $1.1 million was due within the next twelve months. The loan agreement contains numerous covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance and reporting requirements and covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions and make certain restricted payments. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, failure to maintain specified revenues or tangible net worth levels on a quarterly basis and bankruptcy events. In particular, an event of default would occur if we failed to maintain revenues of at least $5,000,000 for any fiscal quarter or a tangible net worth, as defined, of at least $7,000,000 for any fiscal quarter after June 30, 2005. For the quarter ended September 30, 2005, the company was in compliance with the covenants under the loan agreement.

Since November 2001, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases.

Results of Operations

Three-month periods ended September 30, 2005 and 2004

Sales

Our sales are composed primarily of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by approximately $6.3 million to $10.7 million for the three-month period ended September 30, 2005, compared to sales of $4.4 million for the three-month period ended September 30, 2004. We continued to expand our customer base throughout fiscal 2005 which combined with repeat orders from existing customers contributed to the increased sales over the same period last year. We expect sales to continue to grow throughout fiscal 2005, subject to, among other things, continuing improvements in the market for telecommunications equipment and the other risks and uncertainties identified under the caption “Risk Factors” on page 17.

Cost of revenue

Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue was $7.7 million for the three-month period ended September 30, 2005, compared to $3.7 million for the three-month period ended September 30, 2004. Gross profits improved to 28% of sales in three-month period ended September 30, 2005 compared to gross profits of 17% of sales for the same period in 2004. This gross profit improvement was primarily due to increased sales of BLC 6000 products, the substantial reduction of manufacturing yield problems, field replacements and rework costs as well as the reduction in product manufacturing costs. During the December 2005 quarter, Occam will be moving its manufacturing to a lower-cost contract manufacturer. Occam believes the shift to the new contract manufacturer should lower our cost of revenue per unit and improve margins, assuming our average selling prices do not decline by more than the cost reductions.

Occam’s agreement with its new contract manufacturer is a non-exclusive and short-term agreement that can be terminated at any time by either Occam or the contract manufacturer on 120 days’ written notice. The agreement does not create any fixed manufacturing commitments or obligations, and commitments are typically governed by purchase orders issued by Occam. If Occam terminates the agreement, it could be liable for the contract manufacturer’s component purchase commitments based on a 3 month rolling forecast provided by Occam. Occam would also have liabilities to the contract manufacturer for completed inventory. In the event of a termination of the contract manufacturing arrangement by either party, Occam believes substitute contract manufacturers could be identified based on currently available manufacturing capacity, but Occam has not qualified any additional contract manufacturers. Occam cannot predict whether sufficient manufacturing capacity will be available in the future or whether Occam could negotiate a new contract manufacturing relationship on favorable terms within the required time frame. Any unexpected interruption in or termination of Occam’s current contract manufacturing relationship could have an adverse effect on Occam’s business, revenues, and results of operations if Occam were unable for any reason to identify a qualified contract manufacturer on a timely basis with pricing terms comparable to Occam’s current arrangement.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were relatively flat at $1.9 million for both quarters ended September 30, 2004 and 2005. In September 2005 a strategic partner paid for $0.1 million of our engineering expenses. We expect our research and product development expenditures for the remaining three months of 2005 to remain steady at $1.9 million as we continue to manage our spending.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expense increased by approximately $1.1 million to $2.6 million for the three-month period ended September 30, 2005, compared to $1.5 million for the three months ended September 30, 2004. This increase was primarily due to increased head count, commissions and the expensing of trial equipment at customer sites. We expect sales and marketing costs to decrease slightly over the remaining three months of the year as we currently anticipate requiring fewer field unit writeoffs. This reduction should be partially offset by an increase in sales commissions and personnel costs, with the amount of the offset being dependent in part on our bookings in the fourth quarter.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature (and bad debts). General and administrative expenses increased to $1.4 million for the three-month period ended September 30, 2005, compared to $0.5 million for the same period in 2004. General and administrative expenses increased, primarily due to the write off of a loan against the purchase of our subsidiary in India and increased costs due to Sarbanes Oxley compliance. We expect our general and administrative expenditures to decrease over the remaining three months of 2005 since no other writeoffs are expected.

Nine-month periods ended September 30, 2005 and 2004

Sales

Sales increased by approximately $15.4 million to $26.3 million for the nine-month period ended September 30, 2005, compared to sales of $10.9 million for the nine-month period ended September 30, 2004. We continued to expand our customer base throughout fiscal 2005 which combined with repeat orders from existing customers contributed to the increased sales over the same period last year. We expect sales to continue to grow through the last quarter of fiscal 2005, subject to, among other things, continuing improvements in the market for telecommunications equipment and the risk and uncertainties described under the caption “Risk Factors” beginning on page 17.

Cost of revenue

Cost of revenues for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of revenue was $19.6 million for the nine-month period ended September 30, 2005, compared to $11.2 million for the nine-month period ended September 30, 2004. Gross profits improved to 26% of sales in the nine-month period ended September 30, 2005 compared to a gross loss of 3% of sales for the same period in 2004. This gross profit improvement was primarily due to increased sales of BLC 6000 products, the substantial reduction of manufacturing yield problems, field replacements and rework costs as well as the reduction in product manufacturing costs.

Gross profits for the nine months ended September 30, 2005 were reduced by write-downs totaling $460,000 of certain discontinued and obsolete inventory. Gross profits for the nine-month period ended September 30, 2004 were adversely affected by additional estimated costs of $2.6 million to cover yield problems on certain new products and unusually high warranty expenses for those products. Management believes these costs were necessary to maintain customer satisfaction. There were no returns for refunds related to these product issues.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of Occam’s products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses were $5.4 million for the nine-month period ended September 30, 2005, a decrease of 8% from the $5.9 million for the comparable period in 2004. This decrease was primarily due to management’s continued expense controls throughout the nine months ended September 30, 2005 and $0.2 million of engineering expenses paid for by a strategic partner. We expect our research and product development expenditures for the remaining three months of 2005 to be flat.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by $1.5 million to $6.2 million for the nine-month period ended September 30, 2005, compared to $4.7 million for the nine months ended September 30, 2004. This increase was primarily due to increased field evaluation equipment, head count, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to increase slightly over the remaining three months of the year as we make additional expenditures to increase sales and expand our business but this should be more than offset by not having to write off as much field trial equipment.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses increased to $2.8 million for the nine-month period ended September 30, 2005, compared to $1.7 million for the same period in 2004. General and administrative expenses increased, primarily due to the write off of a loan against the purchase of our subsidiary in India and increased costs due to Sarbanes Oxley compliance. We expect our general and administrative expenditures to decrease in the remaining three months of 2005 since there should be no further one-time writeoffs such as the note for the Indian subsidiary.

Stock-based compensation

Amortization of deferred stock-based compensation included amortization of deferred stock-based compensation, net of reversals related to expense previously recorded on options, which were unvested and subsequently cancelled. Such amortization expense is included in operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Nine months ended September 30,
	2005	2004
Amortization of deferred stock-based compensation and other stock-based compensation expenses included in:
Research and product development	$419	$540
Sales and Marketing	62	97
General and Administrative	5	37

	$486	$674

At September 30, 2005, Occam had $136,000 of unamortized deferred stock compensation, which it will amortize over the remaining vesting period of the underlying options.

Provision for income taxes

Occam’s effective federal tax rate for the nine month periods ended September 30, 2005 and 2004 was 0% due to Occam’s net operating losses.

As of September 30, 2005, Occam’s net operating loss carryforwards were approximately $224.6 million for federal tax purposes, expiring through 2025, and $150.3 million for state tax purposes, expiring through 2015. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of September 30, 2005, Occam had cash and cash equivalents, net of restricted cash, of $7.4 million compared with $4.4 million at December 31, 2004. This net increase in cash was the result of additional sales of Series A-2 preferred stock of $5.6 million in January 2005, $4.9 million in March 2005 and $2.3 million in April 2005 offset by cash used in operations of $7.9 million. Restricted cash was $3.0 million and $2.1 million at September 30, 2005 and December 31, 2004, respectively.

Cash used in operating activities decreased from $12.7 million for the nine-month period ended September 30, 2004 to $7.9 million for the nine-month period ended September 30, 2005. The decrease in cash used in operations was primarily driven by both reductions in our net losses and inventory. These improvements were partially offset by a significant reduction of our accounts payable. The reduction in our net losses was primarily driven by increased sales and gross margins.

Cash used in investing activities increased by $1.0 million to $1.8 million for the nine-month period ended September 30, 2005, compared to $0.8 million for the nine-month period ended September 30, 2004. This increase in cash usage was due to the net purchase of $0.9 million of bonds to secure contracts with customers who receive financing support in the form of long-term, low-interest-rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS).

Cash provided by financing activities increased to $12.7 million for the nine-month period ended September 30, 2005 from $4.7 million for the nine-month period ended September 30, 2004, an increase of $8.0 million. This increase was primarily attributable to Occam raising $5.6 million in January 2005, $4.9 million in March 2005 and $2.3 million in April 2005 from additional sales of Series A-2 preferred stock. In March 2004, Occam received proceeds of $3.8 million of cash from the sale of Series A-2 preferred stock. Additionally, in a non-cash transaction in March 2005, a holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into shares of Series A-2 preferred stock.

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

Our viability as a going concern is dependent upon our ability to successfully carry out our business plan. Since inception, we have devoted substantial effort and capital resources to developing and marketing our products. Based on our current operating plans, management believes that the recent debt financing and equity investments will be sufficient to meet our capital requirements through the twelve month period starting September 30, 2005.

We may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent we issue additional equity securities, it could result in substantial dilution to existing stockholders. In addition, the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. We cannot predict whether we will be able to obtain additional financing if necessary. Any failure to obtain financing could have a material adverse affect on our business, financial condition and results of operations.

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

Working Capital

Working capital increased to $13.6 million at September 30, 2005, compared to $8.7 million at December 31, 2004, as Occam raised additional funds from supplementary sales of Series A-2 preferred stock in January, March and April of 2005 for net proceeds of approximately $13.9 million.

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

We cannot predict whether our recent strategic agreement with Tellabs will have any effect on our future revenues or operating results.

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

We have incurred significant losses since inception and expect that we will experience net losses and negative cash flow for the foreseeable future. As of September 30, 2005, we had an accumulated deficit of approximately $109.3 million. We expect our net revenue to be unpredictable in the near future. Accordingly, there can be no assurances that we will ever generate sufficient net revenue to achieve or sustain profitability.

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

We continue to operate at a loss and may require further infusion of cash. In particular, our cash requirements were higher in 2004 than previously anticipated because we were required to spend increased amounts to address product warranty and repair issues. From November 2003 through September 2005, we raised $35 million through the issuance of Series A-2 preferred stock and $3 million under a secured loan facility. In addition, we have announced our intention to conduct a rights offering of Series A-2 preferred stock in which we would offer holders of our common stock the opportunity to purchase shares of Series A-2 preferred stock. Our announcement of an intended rights offering does not constitute an offer of any securities for sale and is subject to the filing of a registration statement with the Securities and Exchange Commission and the SEC’s declaring the registration statement to be effective. However, there is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to Occam and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. For example, holders of our common stock have experienced substantial dilution as a result of the issuance of the Series A-2 preferred stock, which is entitled to rights and preferences that are senior to the common stock, including a liquidation preference equal to 150% of the original purchase price and the right to participate up to certain caps with the common stockholders in distributions in excess of 150%. In connection with obtaining the $3 million secured loan facility, we were required to give the lender a lien in substantially all of our assets. Any failure to obtain financing when and as required will have an adverse and material effect on our business, financial condition and results of operations.

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

If we experience problems with our new contract manufacturer, we may not be able to meet our customers’ demands and our results of operations could be negatively impacted.

During the fourth quarter of fiscal 2005, we will be transitioning our manufacturing requirements to a new contract manufacturer. Because we have not used this contract manufacturer in the past, we cannot be certain that it will be able to adequately meet all of our manufacturing needs, including our requirements related to product quality, timeliness of delivery and order volume. If the new contract manufacturer is unable to provide the manufacturing services that we require, we may not be able to fulfill our customers’ orders, which would have a material adverse effect on our revenues and results of operations. In addition, we would be forced to find a new manufacturer, which could be a costly process that could divert the attention of management from other matters.

Occam’s agreement with its new contract manufacturer is a non-exclusive and short-term agreement that can be terminated at any time by either Occam or the contract manufacturer on 120 days’ written notice. The agreement does not create any fixed manufacturing commitments or obligations, and commitments are typically governed by purchase orders issued by Occam. If Occam terminates the agreement, it could be liable for the contract manufacturer’s component purchase commitments based on a 3 month rolling forecast provided by Occam. Occam would also have liabilities to the contract manufacturer for completed or partially completed inventory. In the event of a termination of the contract manufacturing arrangement by either party, Occam believes substitute contract manufacturers could be identified based on currently available manufacturing capacity, but Occam has not qualified any additional contract manufacturers. Occam cannot predict whether sufficient manufacturing capacity will be available in the future or whether Occam could negotiate a new contract manufacturing relationship on favorable terms within the required time frame. Any unexpected interruption in or termination of Occam’s current contract manufacturing relationship could have an adverse effect on Occam’s business, revenues, and results of operations if Occam were unable for any reason to identify a qualified contract manufacturer on a timely basis with pricing terms comparable to Occam’s current arrangement.

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

We are currently named as a defendant in a securities class action lawsuit. We believe this lawsuit will be settled with no expense to Occam. For additional information regarding our current litigation, see Part II, Other Information—Item 1 —Legal Proceedings.

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

As of September 30, 2005, our executive officers, directors and their affiliates beneficially owned, in the aggregate, in excess of a majority of our common stock and approximately 57.2% of our Series A-2 preferred stock. As of September 30, 2005, investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners collectively control approximately 51.8% of our outstanding voting stock (including 45.4% of our common stock and 57.2% of our Series A-2 preferred stock). A representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that, as of September 30, 2005, controlled 23.1% of the outstanding Series A-2 preferred stock and has a contractual right at any time to designate a director to serve on our board.

The Series A-2 private placement and anticipated rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of September 30, 2005, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $224.6 million (for federal tax purposes) and $150.3 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2025 and 2015, respectively. Occam’s ability to utilize its NOL carryforwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if Occam has undergone or will undergo an ownership change. An ownership change would occur if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

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

As of October 31, 2005, Occam had 272.0 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of October 31, 2005, Occam had 3.6 million shares of Series A-2 preferred stock outstanding that are convertible into 323.7 million shares of common stock at a conversion price of approximately $0.11 per share. If the share price of the common stock exceeds $0.11 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market, subject to our satisfying obligations to register these shares for resale, the SEC’s declaring the registration statement effective, and S-1 prospectus delivery requirements.

As of October 31, 2005, Occam had 61.0 million shares subject to outstanding options under Occam’s stock option plans, and 20.0 million shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of October 31, 2005, Occam had warrants outstanding to purchase a total of 15,000 shares of Occam’s Series A-2 preferred stock, convertible into approximately 1.4 million shares of its common stock and outstanding warrants to purchase 1.7 million shares of its common stock.

Under regulations required by the Sarbanes-Oxley Act of 2002, our auditors could issue a qualified or adverse opinion on our internal controls, and this could have a negative impact on our stock price.

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

While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. If we do not complete our compliance activities under Section 404 or the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditors may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls or this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and such a reaction could also make it more difficult for us to finance our operations

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock.

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

Based on outstanding shares as of October 31, 2005, the Series A-2 preferred stock is entitled to receive approximately $53.4 million in liquidation proceeds before any payments may be made to holders of our common stock. In the event the rights offering were fully subscribed, Series A-2 preferred stockholders would be entitled to receive liquidation proceeds of approximately $66.9 million before any payments could be made to common stockholders. In both circumstances, after payment of the base liquidation preference, the Series A-2 preferred stock would participate in distributions to common stockholders based on the number of shares of common stock then issuable upon conversion of Series A-2 preferred stock. Preferred stockholders would participate in distributions with common stockholders up to an aggregate distribution of approximately $106.8 million based on outstanding shares as of October 31, 2005, increasing to $133.8 million if the rights offering were fully subscribed. In the event the amount to be distributed to stockholders is sufficiently large that Series A-2 preferred stockholders would receive a larger distribution by converting into common stock, the Series A-2 preferred stock will be deemed for purposes of such distribution to have so converted such that holders of Series A-2 preferred stock will always receive the maximum amount to which they would be entitled without having to make any affirmative election to convert.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of Occam’s management, including Occam’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Occam’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Occam’s disclosure controls and procedures were effective as of September 30, 2005.

In making their assessment concerning the effectiveness of Occam’s disclosure controls and procedures as of September 30, 2005, management considered the internal control deficiencies described below. In light of the deficiencies described below, Occam’s management performed additional analysis and other post-closing procedures to ensure that its financial statements are prepared in accordance with generally accepted accounting principles. Management believes that the financial statements included in this report fairly present in all material respects Occam’s financial condition, results of operations, and cash flows for the periods presented. In addition, management believes that remediation efforts put in place to date, including the implementation of a disclosure committee and more active managerial involvement in the preparation of SEC filings, are effective to ensure that information required to be disclosed by Occam in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

During the course of the most recent audit of Occam’s year-end financial statements and Occam’s preparation and review of subsequent quarterly financial statements, Occam’s management and independent auditors identified internal control deficiencies that could be deemed to be “material weaknesses” or “significant deficiencies” if Section 404 of the Sarbanes-Oxley Act were currently applicable to Occam. Neither Occam’s management nor its independent auditors has concluded that any of these control deficiencies in fact constitute “material weaknesses” or “significant deficiencies” but believes it likely that one or more would be deemed at least a significant deficiency and one or more could be deemed a material weakness.

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

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks (Occam’s name prior to the acquisition of Occam CA), certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have now been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 as amended and Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 as amended, against one or both of Accelerated Networks and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Occam believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company. On July 31, 2003, Occam agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion was issued by the insurers for these companies as a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces the amount to be paid by the issuer companies. The settlement documents are in process and a fairness hearing on the proposed settlement is scheduled for April 24, 2006. It is anticipated that Occam will execute the settlement documents before the end of 2005. This settlement will require the approval of the members of the class of plaintiffs and the court. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

ITEM 2	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

With respect to unregistered sales of equity securities, see the Company’s Current Reports on Form 8-K filed with the Securities & Exchange Commission on September 14, 2005 (with respect to a sale and issuance of shares of Common Stock to Occam’s Chief Executive Officer).

ITEM 6.	EXHIBITS

A.	Exhibits

Exhibit No.	Exhibit Title
3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005.

10.70	Executive Officer Stock Grant Program – Restricted Stock Grant Agreement dated September 12, 2005 (Incorporated by reference to Exhibit 10.75 of the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on September 14, 2005)

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (Incorporated by reference to Exhibit 10.71 of the Registration Statement on Form S-1 (Reg. No. 333-125061) of Occam Networks, Inc.)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Howard M. Bailey
Howard M. Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005.

10.70	Executive Officer Stock Grant Program – Restricted Stock Grant Agreement dated September 12, 2005 (Incorporated by reference to Exhibit 10.75 of the Current Report on Form 8-K of Occam Networks, Inc. filed with the SEC on September 14, 2005)

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (Incorporated by reference to Exhibit 10.71 of the Registration Statement on Form S-1 (Reg. No. 333-125061) of Occam Networks, Inc.)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.