Form 10-K
period 2005-12-31
OCCAM NETWORKS INC/DE
filed 2006-03-30
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the average bid and asked price on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant on such date was approximately $13.2 million. For purposes of this disclosure, the registrant has excluded shares of common stock held by directors, executive officers and holders of 5% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2006, the number of shares outstanding of the registrant’s common stock was 6,974,185 shares (15,871,341 shares including, 8,897,158 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate certain information by reference from our definitive proxy statement to be filed within 120 days of the end of our fiscal year in connection with our 2006 Annual Meeting of Stockholders (“Proxy Statement”). Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

OCCAM NETWORKS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

This Annual Report on Form 10-K contains forward-looking statements, These “forward-looking statements” include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on Occam’s current expectations, estimates and projections about Occam’s industry, management’s beliefs about the status and prospects for Occam’s business, and certain assumptions made by Occam. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, Occam’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in Part I, Item 1A. of this report, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in Occam’s other filings with the Securities and Exchange Commission (“SEC”) discuss some of the important risk factors that may affect Occam’s business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in Occam’s other filings with the SEC before deciding to invest in Occam or to maintain or increase your investment. Occam undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

We design, develop and market a suite of Broadband Loop Carriers (“BLCs”), which are Ethernet- and IP-based loop carrier platforms that enable telecommunications service providers to offer a variety of traditional as well as Voice over Internet Protocol (“VoIP”) IP Television (“IPTV”) and Fiber to the Home (“FTTH”) services from a single, converged, all-packet access network. In addition, we market a line of remote terminal cabinets to house our products in remote locations. We supply our products to local and regional telecommunications carriers, independent telephone companies and international telecommunications carriers that deliver or wish to deliver voice, data, Internet access and video services to the residential, small and medium business and large enterprise markets over existing copper telephone lines and fiber-optic cable.

We design our products to alleviate the “bottleneck” currently experienced by many carriers in delivering voice and broadband services from their central offices or remote locations to individual customer premises—the network segment commonly referred to as the “last mile” or the “local loop.” We design our products with packet switching technology, such as Ethernet and Internet Protocol, two of the fundamental components used to build the Internet. These building blocks are used to develop a family of integrated products that deliver voice, data, Internet access and video services over either the local loop’s existing copper wires by converting each customer line into a broadband loop or over fiber-optic cable. We believe that our integrated solution to the local loop “bottleneck” will enable carriers to consolidate, aggregate and integrate multiple, single-purpose network components, substantially reducing their capital expenditure requirements, streamlining their network, and reducing their operating costs. Deployment of our products could also enable carriers to generate new revenue streams by delivering a wider variety of voice, data, Internet access and video services by virtue of the increase in available bandwidth.

We were incorporated in California in 1996 as Accelerated Networks, Inc. and reincorporated in Delaware in 2000. In 2002 we merged with Occam Networks, Inc., which was incorporated in California in 1999. In connection with the merger, we changed our name to Occam Networks, Inc. Our principal executive offices are located at 77 Robin Hill Road, Santa Barbara, California 93117. Our telephone number at that address is (805) 692-2900. Our website is www.occamnetworks.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

Throughout this report, we will refer to “Occam Networks, Inc.” as “Occam” or “Occam Networks.” Occam Networks, Inc., the California corporation acquired by Accelerated Networks in 2002 is sometimes referred to as “Occam CA.”

Industry Background

Existing Network Infrastructure

Today’s wired telecommunications infrastructure consists of three separate interconnected networks: the long-haul network, which provides long distance service and interconnects regional carrier networks; the metro network, which services a region and interconnects carrier central offices; and the local-loop access network, which provides connectivity from the carrier’s offices to the customer. The local-loop access network consists of central offices, which house the carrier’s telephone switches, customer premise equipment, and copper wire or fiber-optic cable that interconnects the central office and the customer premise. Some carriers have also deployed remote terminals that reside between the central office and customer premise to shorten the length of the copper wire or fiber-optic cable between the customer and the carrier’s equipment.

Limitations of Existing Telecommunications Infrastructure

The communications network has experienced significant growth and change during the past decade as the exponential growth of networks and the Internet, and the accompanying increase in data traffic, have increased demand for high bandwidth communications networks. Telecommunications carriers have had difficulty, however, in meeting this increased demand for broadband Internet access and other bandwidth intensive applications and services due to significant constraints of the traditional copper wire communications infrastructure. To begin addressing increased customer demand for higher bandwidth, carriers began deploying high-speed optical networks in the long-haul and metro portions of their networks. However, a bottleneck continues to impede effective delivery of high-bandwidth services in the local-loop access network. Specifically, the existing local loop infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. Access to video over a dial-up modem is nearly impossible. The cost of rewiring individual customer premises with fiber-optic cable to deliver higher bandwidth services, however, is both costly and time consuming. Thus, many telecommunications carriers have sought to employ alternative technologies to make more efficient use of the existing copper wire infrastructure in the local loop.

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

In recent years, carriers are increasingly looking to replace these copper connections in the last mile with fiber optic cable to provide higher speed internet and data services, as well as a variety of entertainment services such as IPTV, video on demand, and gaming services. Depending upon the exact kind of electronics that are connected to this fiber optic cable, the data speeds offered, commonly referred to as “bandwidth”, is 10 to 100 times faster than with copper cable.

Increased Competition in Telecommunications Services Market

As cable service providers enter traditional telecommunication markets, carriers are seeking to add additional high-bandwidth, high-margin services to their networks, such as broadcast video and video on demand. In order to deliver video to residential customers, telecommunications carriers will be required to deploy the latest generation of asymmetrical DSL (ADSL2+) to provide enough bandwidth to enable broadband transmission of multiple video streams over the local loop. ADSL2+ can simultaneously support two or three video channels to distances of 8,000 to 10,000 feet. A new technology, Very High Speed Digital Subscriber Line (“VDSL2”) has been standardized and will offer higher speed services on shorter copper lines. The introduction of either of these DSL technologies in the local loop will likely result in broader deployment of remote terminals and an increase in the percentage of telecommunications customers who are delivered DSL through these remote terminals. In addition to DSL’s distance limitations, transmission speeds are also limited by the architecture and capabilities of the equipment that is currently deployed in the remote terminals.

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

Packet switched technology is designed to resolve the inefficiencies in the existing telecommunication network caused by the reliance on circuit switched technology. A circuit switched network establishes a circuit from end-to-end for the duration of each call, with a fixed amount of allocated bandwidth for delivery of each call. Data and Internet sessions, however, are of varying duration and require varying amounts of bandwidth throughout the course of each session. Nevertheless, when sent over a circuit switched network, the amount of bandwidth consumed per session is constant, whether or not voice or data is being transmitted at any particular time during the session. As the amount of data and Internet traffic as a percentage of the total traffic carried over the telecommunications network has grown, the network’s reliance on circuit switched technology has rendered it increasingly unable to meet the growing demand for broadband services. As a result, carriers have had to reexamine the architecture of their network and transition to a packet-switched architecture that handles voice, data and video more efficiently by using bandwidth only when voice or data is actually being sent. By using bandwidth in this manner, the carrying capacity and efficiency of the existing telecommunications network is greatly increased, thus permitting the network to deliver a greater amount of broadband service to a greater number of customers. This new architecture is being built on the same technology that is the foundation for the Internet. Packet-based carriers have begun the transition to packet technology in their long-haul and metro networks and are moving toward the same transition in the local loop.

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

Softswitches are already being deployed by carriers in the long-haul portion of the network and are being moved out to the local loop access network. This transition to a softswitch controlled voice network is likely to take several years. To facilitate this transition, carriers are seeking to build a new local-loop infrastructure using the packet-switched technology described above that will coexist with the existing circuit switch technology. The element of the local-loop infrastructure that allows it to coexist with the voice switches and softswitches is called a media gateway. Carriers are seeking a solution that integrates the local loop infrastructure with media gateway functionality.

The Occam Networks Solution

Our BLC 6000 product line is an equipment system with components deployed in remote terminals and in central offices. The system provides connectivity from the residence or business premises to the carrier’s central office. Remote terminals provide the connections to the end customer and aggregate the service traffic for multiple customers for connection to the central office. The central office equipment combines individual user voice and data traffic flows from multiple remote terminals into a format interoperable with existing telephone and data switches. Because the BLC 6000 system converts an ordinary telephone line, or local loop, into a broadband loop, we refer to our product as a Broadband Loop Carrier, or BLC. It also provides carriers the ability to run optical fibers of Active Gigabit Ethernet from either the central office or remote directly to the end-user residence or business, enabling services of more than 100 times that possible over twisted pair copper telephone lines or other optical technologies such as PON.

The BLC 6000 system integrates into a single product line the functionality that is currently provided by separate voice, DSL access and fiber optic access products. The BLC 6000 adds video capabilities to the voice and data service mix that is supported. It is a modular system that can be deployed in very-high-capacity networks, but also proves economical for low-capacity sites. It can be deployed with as few as 48 ports in a 1 3/4” high stackable shelf or up to 576 ports in a high capacity 12-slot chassis. Deployed in standard racks in a central office or in large remote terminal cabinets, it can support tens of thousands of customers. Our BLC systems are environmentally hardened to withstand wide variations in temperature, humidity and other environmental conditions found in telephone-company outside plants.

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

The Occam Networks Strategy

Our strategy is to become a leading provider of local-loop access equipment to telecommunications carriers, such as regional bell operating companies, independent telephone companies and international carriers. We intend to leverage our BLC product lines to establish ourselves as a leader in the advanced generation of local loop equipment. This equipment facilitates the deployment of broadband and telephony services, and has evolved from the Next Generation Digital Loop Carrier, or NGDLC, market. Key elements of Occam’s strategy include:

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

Facilitate Network Migration from Circuit Switched Architecture to Packet Switched Architecture

We have developed a family of products that enable carriers to build a local loop infrastructure that can coexist with today’s voice switching architecture and the new packet switched technology to deliver integrated voice, data and video services. We have integrated technologies such as TR-08 and GR-303 voice switch interface protocols in our BLC products that communicate with today’s circuit switched infrastructure and technologies such as Media Gateway Control Protocol (“MGCP”) that work with new softswitch architectures. We believe that carriers can reduce their capital expenditure costs significantly by migrating to a packet switched architecture and softswitches. We believe there is a significant market for our products because these products facilitate this migration given their relative cost effectiveness and enhanced delivery capabilities.

Deliver a Comprehensive DLC Solution

We deliver a family of products that represents a comprehensive DLC solution for copper and fiber-based local loop infrastructure. Our products are used as central office terminal and remote terminal platforms and for a variety of other applications, such as fiber-to-the-curb and fiber-to-the-home, through a combination of DSL, Ethernet and optical networking technologies. Our DLC solution enables traditional and softswitch voice access and DSL access. In addition, our DLC solution allows carriers to offer a variety of services, such as voice, data, Internet and video. We have integrated, or intend to integrate a variety of access interfaces, such as voice, ADSL, ADSL2Plus, VDSL2, Active Gigabit Ethernet over fiber optic cable and Ethernet over DSL.

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

Continue Technological Innovation

We currently hold sixteen issued patents and have several additional patent applications pending. These areas of intellectual property continue to be integrated into our products. We believe that our continued focus and emphasis on innovation will enable us to extend our technology leadership through continual enhancement of existing products and the development of new products that address the needs of the carrier market for local loop solutions. We believe that our adoption of open standards, such as Ethernet, and open-source software, such as Linux, will allow us to leverage the knowledge base of the global development community, thereby accelerating the introduction of new products and product enhancements.

Our research and development philosophy is to focus on the integration of technology from industry-leading semiconductor and software vendors with our innovation applied toward specific carrier network problems. We believe that this approach will continue to enhance our ability to rapidly bring innovative products to market while continuing to build our portfolio of intellectual property.

Agreements with Tellabs

On March 18, 2005, we entered into a strategic alliance with Tellabs, Inc. and certain of its subsidiaries. We believe that this alliance broadens our distribution channels and improves our ability to access large telecommunication companies such as the regional Bell operating companies. Our agreements with Tellabs are described in more detail below. In connection with the alliance, Tellabs made a $2.0 million investment in our Series A-2 Preferred Stock.

Manufacturing License Agreement

We have entered into a Manufacturing License Agreement dated March 18, 2005 with Tellabs Petaluma, Inc. (“TPI”), a subsidiary of Tellabs, Inc. and previously known as Advanced Fibre Communications, Inc. Under the manufacturing license, we have licensed TPI the right to manufacture a specific list of our broadband loop carrier (BLC) products.

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

Technology License Agreement

We also entered into a Technology License Agreement dated March 18, 2005 with TPI. Under the technology license agreement, we licensed TPI the right to integrate parts of our gigabit ethernet switching and transport subsystems technology (known as “Blade Technology”) into TPI Fiber to the Curb (FTTC) card products. The license is nonexclusive and is not restricted to a particular set of customers. In exchange for the license, TPI will pay us a royalty for each FTTC card product sold by TPI. TPI will also compensate us for transferring the Blade Technology to TPI and for helping TPI to integrate the Blade Technology into FTTC card products. The term of the technology license agreement is five years, but the license granted is perpetual, subject to the conditions set forth in the agreement.

Supply Agreement

At the same time, we entered into a Supply Agreement with Tellabs North America, Inc. (“TNA”), a subsidiary of Tellabs, Inc. We will supply TNA with BLC products for demonstration and testing purposes associated with the sale of BLC products by TPI to the listed exclusive customers under the Manufacturing License Agreement. TNA will supply us with telecommunication cabinet products and BLC products, which BLC products are manufactured by TPI under the Manufacturing License Agreement. The Supply Agreement will terminate when the Manufacturing License Agreement terminates.

Products

Current Products

BLC 6000 System. The BLC 6000 is Occam’s flagship product line. It was announced in May 2003 as a modular BLC system that would be introduced in phases, with new capabilities added throughout its product lifecycle. The first elements of the BLC 6000 became available at the end of the second quarter of 2003 and new elements and capabilities have been added each quarter since its initial shipments. Currently the product line consists of two chassis styles and nine electronics subassemblies, or “blades”.

•	BLC 6001 Stackable Chassis. The BLC 6001 chassis houses a single BLC 6000 blade. It may be deployed as a standalone unit for low capacity applications or as part of a stack with other units for medium density applications.

•	BLC 6012 High Capacity Chassis. The BLC 6012 chassis houses up to twelve BLC 6000 blades for deployment in high capacity applications.

•	6150 Lifeline POTS Blade. The 6150 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection along with multiple T1 ports. The blade acts as a line access gateway, converting analog voice traffic to VoIP with MGCP signaling for transport through a BLC 6000 system.

•	6151 Lifeline POTS Blade. The 6151 Lifeline POTS Blade provides 48 Plain Old Telephone Service (POTS) ports for customer telephone service. It is designed to operate with other blades providing the Gigabit Ethernet transport function. The blade acts as a line access gateway, converting analog voice traffic to VoIP with MGCP signaling for transport through a BLC 6000 system.

•	6152 Lifeline POTS Blade. The 6152 Lifeline POTS blade provides 48 ports to deliver standard telephony Lifeline POTS services and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection. The blade acts as a line access gateway, converting analog voice traffic to VoIP with MGCP signaling for transport through a BLC 6000 system.

•	6212 ADSL2Plus Blade. The 6212 ADSL2Plus Blade provides 48 ADSL2Plus ports for customer data and video services, and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6214 ADSL2Plus Blade. The 6214 ADSL2Plus Blade provides 48 ADSL2Plus ports with integrated POTS splitters for customer data and video services, and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6252 ADSL2Plus and POTS Blade. The 6252 ADSL2Plus and Lifeline POTS Blade provides 48 combination POTS and ADSL2Plus ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6312 Optical Line Termination Blade. The 6312 Optical Line Termination Blade provides 20 Gigabit Ethernet ports for customer data and video services, and multiple Gigabit and 10Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6440 Optical Packet Transport Blade. The 6440 Optical Packet Transport Blade provides Gigabit Ethernet ports for optical fiber transport and blade interconnection, and supports up to 8 T1 lines for transport or up to 4 T1 lines for customer service delivery.

•	6640 Subscriber Trunk Gateway Blade. The 6640 Subscriber Trunk Gateway Blade provides up to 8 T1 connections supporting traditional voice switches using the TR-08 or GR-303 voice interface protocols. It also supports multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection.

•	6660-01 Emergency Stand-Alone Blade. The 6660-01 Emergency Stand-Alone Blade and BLC 6660-01 Assembly provide for local dialing to Emergency Service facilities and calls between local POTS subscribers during network outages. In ESA enabled networks, a loss of connectivity to the local digital switch does not prevent local calling for POTS subscribers.

Cabinets. Our broadband loop carrier solution includes a series of remote terminal cabinets for low, medium and high-density deployments in a variety of geographical areas. Our cabinets are environmentally controlled, and we believe they deliver reliable protection with a high degree of deployment flexibility. Our cabinets are full-featured enclosures that support multiple shelf assemblies with a full complement of fans, protector panels, charger/rectifiers and batteries. Occam cabinets have been configured to support the greater advanced service capacity provided by our Broadband Loop Carriers, meeting the power and heat requirements for maximum DSL, FTTH video and other high-bandwidth service take rates. They are available in configurations which support from 48 to 576 data/voice lines, either copper T1 or fiber facilities, and can be deployed in point-to-point, star, ring, or daisy chain topologies.

OccamOS. The OccamOS is not a stand-alone product, but is our embedded operating system, which creates a highly extensible environment to tailor the Occam BLC product family to the specific requirements of each carrier. OccamOS is modular, highly scalable and provides BLCs with high reliability.

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

Products in Development

We currently have under development products, features and functions that we believe will further enhance our product family. These development activities are generally focused on the following areas:

•	Reducing the overall cost of solutions,

•	Improving maintainability and ease of deployment for customers,

•	Adding 10Gigabit transport capabilities to the 6000 family, and

•	Adding features, like additional IP Layers services and SIP voice switching capacities that have been requested by our customers.

Customers

To date, we have shipped product to more than 125 customers. Our current and target customers include:

Independent Telephone Companies

There are more than 1,100 independent telephone companies providing service in the United States, accounting for approximately 15% of the total installed telephone lines. These companies vary in size from small, rural companies serving limited geographic areas with a limited number of lines to large independents like Citizens Communications Company, CenturyTel, Inc., Alltel Corporation and Cincinnati Bell. This market segment has comprised the majority of our revenue base to date and offers us the greatest potential for immediate deployment, enabling us to gain short-term revenue while increasing our sales and support infrastructure.

Regional Bell Operating Companies

Regional bell operating companies (“RBOCs”) are the Incumbent Local Exchange Carriers (“ILECs”) in the United States formed by the 1983 divestiture of AT&T and subsequently partially recombined through mergers. The four regional bell operating companies are Qwest Communications, AT&T Communications, Verizon Communications Inc. and BellSouth Corporation, accounting for approximately 85% of the total installed telephone lines in the United States. On March 24, 2005, we entered into a strategic alliance with Tellabs, Inc. and certain of its subsidiaries to improve our ability to access to the RBOC’s. To date, we have not recognized an appreciable amount of revenue from this segment.

Competitive Local Exchange Carriers

The 1996 Telecommunications Act opened the way for Competitive Local Exchange Carriers (“CLECs”) to compete against the ILECs, such as the RBOCs, using their local loop facilities. As a result, some local and long distance telephone companies initiated CLEC operations. In situations where the CLEC operations are “facilities based” (that is, where they are actually co-locating local loop equipment in ILEC central offices) we believe there is an opportunity for Occam BLC equipment.

PTTs

PTTs are the governmental agencies and their successors responsible for combined postal, telegraph and telephone services in countries worldwide. Examples include France Telecom in France, Deutsche Telecom in Germany, Telefonica in Spain and Telia in Sweden. To date, our sales outside of North America have been immaterial.

Industry Relationships

An important element in our market strategy is our ability to build strategic relationships with companies who have an established presence in Occam’s target market segments. We have developed the Occam Packet Access Network Alliance, whereby independent companies can work with us to define broader solutions, perform interoperability tests, develop solutions business cases and provide cooperative customer support. The Occam Packet Access Network Alliance was announced in October 2001, and currently includes marketing relationships with companies such as Thomson, Westel, Tekelec, Metaswitch (division of Data Connection), Sonus Networks, Inc., Broadsoft, Inc., Minerva Networks, Inc., Tut Systems, Inc., and Optibase, Ltd.

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

We continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $7.4 million, $7.4 million and $12.0 million during the fiscal years ended 2005, 2004 and 2003, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Camarillo, California and Mesa, Arizona.

Patents and Intellectual Property

We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted sixteen patents, have filed several additional patent applications, and intend to file additional patent applications. These patents expire over the next 13 to 15 years. Our patent strategy is designed to protect corporate technology assets, to create access to additional technology through cross-licensing opportunities and to create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Sales and Marketing

We have focused our sales and marketing efforts primarily on the major independent telephone companies. Our marketing efforts are designed to create brand awareness with these customers and to demonstrate our technological leadership and cost advantages in the digital loop carrier equipment market. We are educating our potential customers about our products and the benefits of our solutions through industry publications and trade shows. We also conduct education programs that present our products and the benefits of our solutions for senior management of engineering design firms who design networks for independent telephone operating companies.

We market and sell our products primarily through our direct sales organization, which establishes and maintains direct relationships with prospective customers. We employ sales engineering personnel in our sales process in order to address prospective customers’ technical issues. We work with independent engineering and services firms to assist our customers to design, build, transition, install, and support their networks. In addition, we offer our products through Value Added Resellers (VARs) and systems integrators that, in addition to sourcing products, provide other value-added services such as integration, test, staging, installation and third-party equipment procurement to their customers.

For the year ended December 31, 2005, CT Communications accounted for approximately 11% of our revenue. For the year ended December 31, 2004, Kratz Communications, a value added reseller representing several end users, Palmetto Rural Telephone Coop, and CT Communications, accounted for approximately 17%, 12%, and 11%, respectively, of our revenue. For the year ended December 31, 2003, FairPoint Communications, Inc. and Comporium Group accounted for approximately 15% and 14%, respectively, of our revenues.

Historically, a significant portion of our revenue has been derived from a small number of orders and our sales have been made based on individual purchase orders and certain long-term RUS funded contracts that are funded by the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until payment has been received.

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

Interoperability and test engineers conduct compatibility testing in our test and interoperability lab located in Santa Barbara, California. As a critical part of the Occam solution, this group will ascertain whether our products are interoperable with all standards-based network elements including voice gateways, softswitches, DSLAMs, Ethernet switches, DSL modems, Optical Network Terminals (ONTs), Integrated Access Devices, and residential gateways.

Backlog

Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of March 8, 2006, and December 31, 2005 was approximately $10.5 million and $14.5 million, respectively. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, or allowing customers to cancel orders within negotiated time frames without significant penalty, our backlog may not be indicative of sales during any subsequent quarter.

Competition

The market for telecommunications equipment is highly competitive and we expect that competition will increase in the future. Many of our competitors are large companies with greater name recognition and technical, financial and marketing resources than we have, which may give them a substantial advantage in developing and selling their products. Some of our competitors have gained a significant share of the market for local loop carrier equipment and further consolidation of the telecommunications industry may increase that share. In addition, many of our competitors have long-standing relationships with our prospective customers, which may give them an advantage in selling competing products. Current and potential competitors in the digital loop carrier market include Alcatel SA, Lucent Technologies, Inc., and Calix, Inc.

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

Manufacturing

We outsource significant portions of our manufacturing operation to third-party manufacturers and have a signed manufacturing out-sourcing contract with Flash Electronics, located in Fremont, California. This relationship supercedes prior manufacturing agreements with CTS (formerly Smtek), located in Moorpark, California, which manufactured our products through October 2005. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer, and delivery to our end customers. Our products are primarily manufactured in the U.S. but we are also exploring offshore manufacturing to save costs. We design, specify and monitor all of the tests that are required to meet our internal and customer quality standards. In 2001, Occam received certification to ISO 9001:2000 by TÜV Rheinland of North America. In 2004, we were audited and certified for another 3 years.

We have several single or limited source suppliers. Although our products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Geographic Information

During our last three fiscal years, substantially all of our revenue was generated within North America and all of our long-lived assets are located within the United States.

Governmental Regulation

The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Occam’s products or the deployment of Occam’s products are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed, or sold. While we believe that our products comply with all current applicable governmental laws, regulations and standards, we cannot assure that we will be able to continue to design our products to comply with all necessary requirements in the United States in the future. Accordingly, any of these laws, regulations and standards may directly affect Occam’s ability to market or sell its products.

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

Employees

As of March 1, 2006, we employed 101 full-time employees, including 43 in sales and marketing, 9 in operations and manufacturing, 39 in engineering, and 10 in finance and administration. All of our employees are located in the United States. None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

ITEM IA. RISK FACTORS

Because our markets are highly competitive and dominated by large, well financed participants, we may be unable to compete effectively.

Competition in the communications networking equipment market is intense and we expect competition to increase. The market for networking equipment is dominated primarily by manufacturers of legacy digital loop carrier equipment, such as Nortel Networks Corporation, Lucent Technologies Inc., Alcatel SA, and Tellabs Inc. A number of emerging companies have developed or are developing products that may compete with our products. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. As a result, they may also have a substantial advantage over us in developing or acquiring new products and technologies and in creating market awareness for those products, services and technologies. Further, many of our competitors have built long-standing relationships with some of our potential customers, have the ability to provide financing to them and may, therefore, have an inherent advantage in selling network equipment products to these customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support. We may not have sufficient resources to make these investments, make the technological advances necessary to be competitive, or be able to effectively sell our products to carriers who have prior relationships with our competitors.

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

We have incurred significant losses since inception, and we cannot guarantee that there will not be losses or significant negative cash flows. As of December 31, 2005, we had an accumulated deficit of approximately $108.8 million and we have experienced net losses in each of our prior three fiscal years.

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

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales or could be required to make unanticipated expenditures to remedy the errors, which could have a material adverse effect on our revenues, results of operations or financial condition.

Although our products have recently been widely deployed we cannot be sure that our products do not contain significant software or hardware errors that could only be detected when deployed in live networks that generate high amounts of voice and/or data traffic. We also continue to introduce new products that may have undetected software or hardware errors. Our customers may discover errors or defects in our products after broad deployment and as the customers’ networks expand and are modified. Any defects or errors in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in loss of or delay in revenue, loss of market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced yield problems and unusually high repair costs on our new BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

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

We operate in a market that has experienced severe economic cycles, which will make it difficult or impossible to predict the future results of our operations.

We cannot predict whether there will be a market for our products in the future. As a result, our revenues and the market for our products may not be sufficient to support our ongoing operations in the foreseeable future.

Beginning in late 2000 and continuing into 2004, the telecommunications industry experienced a severe downturn, and many telecommunications companies that survived the downturn substantially curtailed their investments in new equipment. Although the telecommunications industry has recently demonstrated signs of recovery from the downturn, any decision by telecommunications companies to curtail capital expenditures, whether caused by economic cycles or other reasons, would have a material adverse effect on our business, results of operations and financial condition.

Demand for our products may not continue to develop in the future.

We cannot be certain that there will be continuing demand for our products or that the demand will grow. Demand for Occam’s product will depend on the continued growth of data traffic volume and our prospective customers’ need to expand the capacity of existing local distribution networks. We do not know if the volume of data traffic or the requirement for increased bandwidth in existing local distribution networks will continue to grow, or that the growth will create a demand for our products. It is difficult to predict how the market for our products will develop and at what rate it will grow, if at all.

We have announced a strategic alliance with Tellabs, Inc. under which we gave Tellabs subsidiaries exclusive rights for a limited period to sell certain of our BLC products to identified customers, including three of the four regional Bell operating companies in the United States, five independent operating companies in the United States, and certain regional telecommunication service providers in Canada. We cannot predict what effect, if any, the alliance with Tellabs will have on our revenues in future periods. In particular, we cannot predict whether granting exclusive rights to Tellabs with respect to the identified customers will improve our ability to access and sell into larger telecommunication companies.

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

In addition, our key competitors may establish proprietary standards, that may not be made available to us. As a result, our products may not be interoperable with our customers’ networks if these networks incorporate technology based on proprietary standards. Furthermore, many of our potential customers will require that our products be designed to interface with such customers’ existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If our products cannot operate in such an environment, they may not achieve market acceptance and our ability to generate revenue would be seriously impaired.

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

In connection with the review of our internal controls, our management and independent auditors have observed control deficiencies relating to (i) documentation, assessment, and testing of key controls over financial processes, including revenue recognition; (ii) limitations in financial staffing, with related inadequacies in segregation of duties; (iii) processes for preparation and review of SEC filings, press releases and review of financial schedules; and (iv) documentation and review of the basis of, support for, and considerations surrounding significant accounting estimates. Because Section 404 does not currently apply to us, we have not determined whether any of the control deficiencies identified above constitute a “material weakness” or “significant deficiency” (as defined by the relevant accounting standards) although it is likely that one or more would.

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

While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. If we do not complete our compliance activities under Section 404 or the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditor may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls or this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and such a reaction could also make it more difficult for us to finance our operations

If the integration of Ethernet and Internet Protocol into the local access networks does not develop or is delayed, our results of operations and financial condition could be materially affected.

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

We may need to raise further cash to fund operations in the future. There is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to Occam and its stockholders and could result in substantial dilution to the equity and voting interests of Occam’s stockholders. For example, holders of our common stock have experienced substantial dilution as a result of the issuance of the Series A-2 preferred stock, which is entitled to rights and preferences that are senior to the common stock, including a liquidation preference equal to 150% of the original purchase price and the right to participate up to certain caps with the common stocks in distributions in excess of 150%. Any failure to obtain financing when and as required will have an adverse and material effect on Occam’s business, financial condition and results of operations.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, in excess of a majority of its common stock and approximately 81.5% of our Series A-2 preferred stock. In particular, investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners collectively control approximately 66.8% of the our outstanding voting stock (including 71.4% of our common stock and 64.1% of our Series A-2 preferred stock). A representative of each of these funds is a director of Occam. These stockholders will be expected to have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and significant corporate transactions. In addition, Alta partners, a venture capital investment firm that currently controls 25.9% of Series A-2 preferred stock and 16.2% of our total outstanding voting stock has a contractual right at any time to designate a director to serve on our board.

In connection with mergers, acquisitions, and similar transactions involving Occam, holders of our Series A-2 preferred stock will be entitled to receive a substantial liquidation preference before any payments or distributions may be made to common stockholders.

Because of the liquidation preference of the Series A-2 preferred stock, holders of common stock, may receive less consideration, if any, in connection with future acquisitions or liquidations of Occam than a holder of shares of Series A-2 preferred stock that are convertible into the same number of shares of common stock held by the common stockholder. Our Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred. Each share of outstanding Series A-2 preferred stock was sold for $10. In connection with a liquidation or dissolution of Occam, which includes acquisitions of Occam or sales of all or substantially all of its assets, holders of Series A-2 preferred stock will be entitled to receive $15 for each share of Series A-2 preferred stock they hold before any payments may be made to holders of common stock. If the proceeds, consideration, or assets, as the case may require, available for distribution to stockholders are not sufficient to pay the full $15 liquidation preference per Series A-2 share, the available proceeds, consideration, or assets will be distributed on a pro-rata basis among holders of Series A-2 preferred stock, and holders of common stock will receive nothing. In addition, after the liquidation preference has been paid, holders of Series A-2 preferred stock will participate on a share-for-share “as-converted” basis with holders of common stock in any additional distributions or payments, until such time as the holders of Series A-2 preferred stock have received 300% of their original purchase price or $30 per share. As a result of the Series A-2 liquidation preference and participation right, a holder of shares of Series A-2 preferred stock may receive a substantially larger distribution or payment than a holder of the same number of shares of common stock into which such holder’s Series A-2 preferred stock is convertible. In addition, the Series A-2 stockholder may receive a distribution in circumstances where the common stockholder receives nothing. As of March 10, 2005, without giving effect to any additional shares we may issue, our Series A-2 preferred stockholders were entitled to receive liquidation proceeds of $58.5 million before any payments may be made to common stockholders.

The Series A-2 private placement and rights offering may jeopardize Occam’s ability to use some or all of its net operating loss carryforwards.

As of December 31, 2005, Occam had incurred significant losses in the United States and had net operating loss (NOL) carryforwards of approximately $227.6 million (for federal tax purposes) and $150.2 million (for state tax purposes) to offset future federal and state taxable income, if any. Occam’s federal and state NOL carryforwards expire through 2024 and 2014, respectively. Occam’s ability to utilize its NOL carryforwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if Occam has or will undergo an ownership change. Occam may undergo an ownership change if, among other things, stockholder who own or have owned, directly or indirectly, 5% or more of Occam’s common stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated there under increase their aggregate percentage ownership of Occam’s common stock by more than 50% over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

It is possible that our private placements and the rights offering of Series A-2 preferred stock could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code, which would limit Occam’s ability to use any U.S. federal and state NOL carryforwards as described above and could result in a write-down of those assets on Occam’s consolidated balance sheet and a charge against earnings. Even if the private placement and the rights offering do not trigger an ownership change, they will increase the likelihood that Occam may undergo an ownership change for purposes of Section 382 in the future.

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

The following capitalization data give effect to a 40-for-1 reverse split that was effective on March 10, 2006.

As of December 31, 2005, Occam had 6.9 million shares of common stock outstanding. Substantially all of these shares are freely tradable in the public market, either without restriction or subject, in some cases, only to

S-3/S-1 or S-8 prospectus delivery requirements, and, in some cases, only to manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended.

As of December 31, 2005, Occam had 3.6 million shares of Series A-2 preferred stock outstanding that are convertible into 8.1 million shares of common stock at a conversion price of approximately $4.40 per share. If the share price of the common stock exceeds $4.40 per share, the holders of Series A-2 preferred stock may decide to convert some or all of their Series A-2 preferred stock into common stock, and such common stock would be tradable in the public market. Subsequent to December 31, 2005, Occam sold and issued an additional 0.3 million shares of Series A-2 preferred stock, which are subject to the same rights and privileges.

As of December 31, 2005, Occam had 1.8 million shares subject to outstanding options under Occam’s stock option plans, and 709,000 shares were available for future issuance under the plans. Occam has registered the shares of common stock subject to outstanding options and reserved for issuance under Occam’s stock option plans. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as the options are exercised.

As of December 31, 2005, Occam had warrants outstanding to purchase a total of 15,000 shares of Occam’s Series A-2 preferred stock, convertible into approximately 34,000 shares of its common stock.

ITEM IB. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

We are a party to lease agreements related to the following properties:

•	Approximately 31,000 square feet of space in Santa Barbara, California, for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in October 2006;

•	Approximately 8,343 square feet of space in Milpitas, California, used primarily for finance and operations purposes, which expires in July 2008;

•	Approximately 2,928 square feet of space in Camarillo, California, used primarily for research and product development purposes, which expires in November 2008; and

•	Approximately 1,700 square feet of space in Mesa, Arizona, used primarily for research and product development purposes, which expires in October 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers

Our executive officers and their respective ages as of December 31, 2005 are as set forth below:

Name	Age	Position(s) with Occam Networks, Inc.
Robert L. Howard-Anderson	49	President, Chief Executive Officer, and Director
Christopher B. Farrell	34	Chief Financial Officer and Secretary
Gregory R. Dion	52	Vice President of Operations
David C. Mason	51	Vice President of Engineering
Mark Rumer	42	Chief Technology Officer
Russell J. Sharer	46	Vice President of Sales and Marketing

Robert L. Howard-Anderson has served as our President and Chief Executive Officer since May 2002. Mr. Howard-Anderson was Senior Vice President of Product Operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was Vice President of Product Operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and Vice President of Engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Anderson has a B.S. in electrical engineering from Tufts University.

Christopher B. Farrell has served as our Chief Financial Officer since January 2006 and joined Occam in June 2005 as Director of Finance. Prior to joining Occam, Mr. Farrell served as Chief Financial Officer for a startup design firm from June 2004 to June 2005. From September 2002 to June 2004, Mr. Farrell attended UCLA’s Anderson School of Management and prior to that time he worked as an independent consultant from August 2001 to August 2002. From January 1996 to July 2001, Mr. Farrell worked for C-Cube Microsystems in a variety of financial positions, including Corporate Controller. Prior to his employment with C-Cube Microsystems, Mr. Farrell worked for Arthur Andersen LLP from August 1993 to January 1996 where he earned his CPA license. Mr. Farrell received a B.S. degree in economics from UC Santa Barbara and an M.B.A. from UCLA’s Anderson School of Management.

Gregory R. Dion has served as our Vice President of Operations since February 2005. From August 1992 to February 2005, Mr. Dion was at Sun Microsystems, Inc. where he served as Vice President of Operations as well as a variety of executive and management positions, including Senior Director of Manufacturing, Director of Materials and Director of Corporate Operation Planning. From 1984 to 1992, Mr. Dion held executive and management positions in operations at Wang Laboratories Inc. Mr. Dion holds an M.B.A. from Babson College and a Bachelor’s Degree in business administration from the University of Massachusetts at Amherst.

David C. Mason has served as our Vice President of Engineering since July 2004. From May 1995 to June 2004, Mr. Mason was Vice President of Engineering at Sun Microsystems, Inc. From April 1993 to April 1995, Mr. Mason was Vice President of Engineering and Operations at Statek Corporation, an Orange, California-based crystal oscillator manufacturer. Mr. Mason holds M.B.A. and B.S. degrees from California State Polytechnic University, Pomona.

Mark Rumer has served as our Chief Technology Officer since May 2002, and was also Chief Technology Officer of Occam CA since co-founding it in September 1999. From October 1994 to September 1999, Mr. Rumer was a senior engineer at Cisco Systems, Inc., a networking equipment manufacturer.

Russell J. Sharer has served as our Vice President of Sales and Marketing since October 2003, and as our Vice President of Marketing and Business Development since May 2002, and was the Vice President of Marketing at Occam CA from July 2000 to May 2002. From December 2001 through May 2002, Mr. Sharer also served as Occam CA’s Vice President of Sales. From October 1998 until July 2000, Mr. Sharer served in various capacities at Ericsson Datacom, Inc., a networking equipment manufacturer, including acting Vice President of Marketing, Vice President of Product Marketing for its Data Networks and IP division, and Director of Product Marketing. Mr. Sharer received a B.S. in industrial engineering from California Polytechnic State University.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on The Nasdaq National Market under the symbol “ACCL” from June 2000 through May 2002 when we merged with Occam Networks Inc., a California Corporation, and adopted the Occam name. Our common stock traded under the symbol “OCCM” from the merger date through the date of its delisting from The Nasdaq National Market on July 24, 2002. From July 25, 2002, through March 12, 2006, our common stock traded on the OTC Bulletin Board under the symbol “OCCM”. Since March 13, 2006, our common stock has traded on the OTC Bulletin Board under the symbol “OCNW”. The following table presents, for the periods indicated, the high and low sales price of our common stock during the two most recent fiscal years as reported by the OTC Bulletin Board (giving effect to a 40-for-1 reverse split of our common stock that was effective on March 10, 2006):

	High	Low
Fiscal year ended December 31, 2005
Fourth Quarter	$12.00	$8.80
Third Quarter	$15.20	$9.20
Second Quarter	$16.80	$8.40
First Quarter	$8.40	$3.20
Fiscal year ended December 31, 2004
Fourth Quarter	$4.80	$3.20
Third Quarter	$4.80	$3.20
Second Quarter	$6.40	$3.60
First Quarter	$8.80	$4.40

On March 8, 2006, the last reported sales price of our common stock was $16.80 and there were 302 record holders of our common stock and 62 record holders of our Series A-2 preferred stock. Our Series A-2 preferred stock is not publicly traded.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

RIGHTS OFFERING

We issued to our eligible stockholders of record on December 26, 2005, rights to subscribe for shares of Occam’s Series A-2 preferred stock at a purchase price per share of $10. In response to the rights offering, which expired on February 1, 2006, we received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3,437,000. Each share of Series A-2 preferred stock issued is presently convertible into shares of Occam’s common stock at a conversion price of $4.40 (giving effect to a 40-for-1 reverse split of our common stock that was effective on March 10, 2006), resulting in a conversion ratio of approximately 2.27 shares of common stock for each share of Series A-2 preferred stock issued.

REVERSE SPLIT

On March 10, 2006 Occam effected a 40-for-1 reverse stock split and began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006, under a new symbol: OCNW.OB.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information should be read in conjunction with our consolidated financial statements and the related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The information as of December 31, 2003, 2002, and 2001 and for the years ended December 31, 2002 and 2001 has been derived from our audited financial statements, which are not included herein. The information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 has been derived from our audited financial statements provided elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be obtained in the future.

SUMMARY OF SELECTED FINANCIAL DATA

	Fiscal year ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
Sales	$39,238	$17,329	$7,982	$2,435	$80
Cost of sales	27,208	15,829	7,930	5,237	95

Gross profit (loss)	12,030	1,500	52	(2,802)	(15)
Operating expenses:
Research and product development	7,440	7,448	12,004	19,227	16,399
Sales and marketing	8,349	6,584	5,977	7,090	4,543
General and administrative	3,420	2,328	2,331	3,524	3,793

Total operating expenses	19,209	16,360	20,312	29,841	24,735
Loss from operations	(7,179)	(14,860)	(20,260)	(32,643)	(24,750)
Interest income	249	94	101	197	710
Interest expense	(508)	(223)	(284)	(301)	(131)

Loss before income taxes	(7,438)	(14,989)	(20,443)	(32,747)	(24,171)
Income tax benefit (expense)	—	—	11	—	(1)

Net loss	(7,438)	(14,989)	(20,432)	(32,747)	(24,172)

Beneficial conversion feature	(1,822)	(3,288)	(3,038)	(541)	—
Warrants issued with Series C preferred stock	—	—	—	(255)	—
Interest attributable to common stock potentially subject to rescission	—	—	500	(500)	—

Net loss attributable to common stockholders	$(9,260)	$(18,277)	$(22,970)	$(34,043)	$(24,172)

Net loss per share—basic and diluted	$(1.37)	$(2.73)	$(4.36)	$(15.19)	$(198.13)
Weighted average shares—basic and diluted	6,759	6,695	5,268	2,241	122
Amortization of stock-based compensation included in:
Research and product development	$519	$693	$943	$1,130	$770
Sales and marketing	70	119	179	252	141
General and administrative	6	40	105	138	431

Total amortization of stock-based compensation	$595	$852	$1,227	$1,520	$1,342

	As of December 31
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,571	$4,432	$14,586	$18,496	$6,639
Restricted cash	3,749	2,101	935	—	—
Working capital	14,063	8,685	15,108	15,061	4,165
Total assets	27,947	21,060	23,404	24,471	12,591
Total liabilities	13,116	13,457	7,084	6,662	5,643
Long-term debt and Capital lease obligation, net of current portion	1,324	2,987	998	853	1,439
Common stock potentially subject to rescission	—	—	—	10,500	—
Convertible preferred stock and warrants	34,942	21,496	16,381	10,811	37,699
Total stockholders’ equity (deficit)	$(20,111)	$(13,893)	$(61)	$7,309	$6,948

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From its inception through December 31, 2005, Occam has incurred cumulative net losses of approximately $108.8 million. Revenues have increased since 2003 and in particular, since the latter half of the 2004 fiscal year, primarily through increased acceptance and market penetration of our new products, primarily our BLC 6000 family of products.

Since the merger with Accelerated Networks, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases. As a result of these activities, we have grown revenues and decreased costs sufficiently to reach profitability in the fourth quarter of 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Occam’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Occam to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on going basis, Occam evaluates its estimates and judgments, including those related to revenue recognition, inventories, litigation, warranty reserve and valuation of deferred income tax assets. Occam bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Occam believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. We recorded $6.2 million of valuation allowance for 2003, $4.0 million for 2004 and $4.4 million for 2005.

Loss Contingencies

Occam evaluates its estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 11 to the accompanying consolidated financial statements. Occam accrues an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the financial statements; and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, Occam accrues the minimum amount in the range. As additional information becomes available, Occam assesses the potential liability related to pending litigation and revises its estimates. Such revisions in the estimated potential liability could materially impact Occam’s results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because we believe the anticipated settlement amounts are covered by our insurance policies.

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

Our estimates are based on the actual number of products returned for repairs, an estimate of products that may be returned for warranty repair and estimated costs of repair depending on the type of service required. These estimates require us to examine past warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. To the extent that actual warranty repairs are higher than our estimates, our costs will increase.

Results of Operations

Fiscal Years ended December 31, 2005, 2004 and 2003

	Year ended December 31
	2005	2004	2003
	(in thousands)
Sales	$39,238	$17,329	$7,982
Cost of sales	27,208	15,829	7,930

Gross profit (loss)	$12,030	$1,500	$52

Sales

The following sets forth revenue by product for the periods indicated as a percentage of total revenue for that fiscal period:

	Fiscal year ended December 31
	2005	2004	2003
BLC 6000 system	82%	78%	48%
BLC 1200 system	—	1%	24%
Cabinets	12%	17%	12%
Integrated Access Devices	—	—	8%
Other	6%	4%	8%

Total sales	100%	100%	100%

The increase in sales for fiscal year 2005 over the prior years was mainly due to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. The growth in BLC 6000 system revenues, and our revenues in general, followed the release of the BLC 6000 system product line during the third quarter of 2003. In 2004 and 2005, several enhancements and new features were introduced to the BLC 6000 system, which resulted in even greater acceptance and market penetration. We expect this trend to continue in 2006.

Cost of sales

Cost of sales for these periods included the cost of products shipped for which revenue was recognized and the costs of manufacturing yield problems, field replacements, rework costs, underabsorption of manufacturing overhead, and provisions for obsolete inventory. Cost of sales and gross profit for 2004 were adversely affected by additional costs of $2.6 million arising from yield problems and unusually high repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As of December 31, 2005, Occam had an accrual of $1,093,000 to cover estimated repair costs on remaining field units. This accrual is based upon experience with failures of certain parts and based on estimated repair costs. There have been no returns for refunds related to these product issues, and upon delivery, they met customer and industry quality specifications.

Research and product development expenses

	Year ended December 31
	2005	2004	2003
	(in thousands)
Research and product development expenses	$7,440	$7,448	$12,004

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and development expenses remained flat from 2004 to 2005. Research and product development expenses declined by 38% from 2003 to 2004 primarily due to expense reduction actions implemented in 2003 and 2004 and reduced amortization of deferred compensation expense in 2004 compared to 2003. We expect research and development costs to increase marginally in 2006 as compared to 2005. Research and product development expenses include stock-based compensation expenses of $519,000, $693,000 and $943,000, for fiscal years 2005, 2004 and 2003, respectively.

Sales and marketing expenses

	Year ended December 31
	2005	2004	2003
	(in thousands)
Sales and marketing expenses	$8,349	$6,584	$5,977

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased 27% from 2004 to 2005 because of increased headcount, increased commission and other sales and promotional costs incurred in an effort to increase revenues and marketing penetration. Sales and marketing expenses increased by 10% from 2003 to 2004 primarily due to increased head count, commissions and other promotional expense incurred to increase revenues and market penetration. We expect sales and marketing costs to continue to increase in 2006 as we continue to make expenditures intended to increase sales and expand our business.

General and administrative expenses

	Year ended December 31
	2005	2004	2003
	(in thousands)
General and administrative expenses	$3,420	$2,328	$2,331

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, information technology, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other costs of a general corporate nature. General and administrative expenses increased 47% from 2004 to 2005 primarily due to Sarbanes Oxley compliance costs and the writeoff of a $399,000 loan given by the buyer of our subsidiary in India in consideration for the sale. General and administrative expenses remained flat at $2.3 million in 2004 and 2003. We expect general and administrative expenditures to increase in 2006 due to additional expenses that we expect to incur to prepare and comply with various requirements of the Sarbanes-Oxley Act, in particular compliance with Section 404 relating to internal controls.

Stock-based compensation

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Research and product development	$519	$693	$943
Sales and marketing	70	119	179
General and administrative	6	40	105

Total amortization of stock-based compensation	$595	$852	$1,227

Through December 31, 2005, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We are amortizing remaining deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 31, 2005, we had reversed deferred stock compensation of approximately $4.7 million, resulting from stock option cancellations and repurchase of unvested common shares from employees. At December 31, 2005, we had $28,000 of unamortized deferred stock compensation, which will be amortized over the remaining vesting period of the underlying options.

During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” We are currently in process of estimating the effect of SFAS No. 123(R) on our consolidated statement of operations and we anticipate that the stock based compensation expense calculated under SFAS No. 123 (revised 2004) will have a material adverse effect on our consolidated statement of operations.

Interest income and expense

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Interest income	$249	$94	$101
Interest expense	(508)	(223)	(284)

In 2005, the increase in interest income was attributable to higher average cash balances, resulting from borrowings under a line of credit and the issuance of additional shares of A-2 preferred stock and higher prevailing interest rates. In 2004, decreases in interest income were due to the lower average balances of cash and cash equivalents held as compared to 2003, as a result of consumption of cash balances for working capital purposes. The increase in interest expense in 2005 was attributable to increased debt levels as compared to 2004.

The decrease in interest expense from 2003 to 2004 was due to lower average amounts outstanding under capital lease lines of credit during 2004 as compared to 2003 as well as the timing and receipt of funds from the senior debt financing in December 2004.

Income tax benefit (expense)

Our effective tax rate for 2005, 2004 and 2003 was 0% due to our operating losses.

Net operating loss carryforwards

As of December 31, 2005, Occam’s net operating loss carryforwards were approximately $227.6 million for federal tax purposes, expiring through 2024, and $150.2 million for state tax purposes, expiring through 2014. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited. The amount of such limitation, if any, has not been determined.

Beneficial conversion feature

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Beneficial conversion feature	$(1,822)	$(3,288)	$(3,038)

In 2005, we recorded beneficial conversion feature charges to net loss attributable to common stockholders of $1.7 million related to the issuance of our Series A-2 preferred stock and $85,000 related to the amortization of preferred stock warrants. We recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.3 million upon the issuance of our series A-2 preferred stock and warrants during 2004 and $3.0 million upon the issuance of our series A-2 preferred stock during 2003. These non-cash charges were calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock was convertible.

Interest attributable to common stock potentially subject to rescission

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Interest attributable to common stock potentially subject to rescission	$—	$—	$500

We are aware that the sale of 5,899,755 shares of Occam CA series C preferred stock to 18 Occam CA stockholders may have been in violation of Section 5 of the Securities Act of 1933, as amended (the “1933 Act”). If such a violation did in fact occur, the stockholders who purchased these shares would have had a right to rescind their purchases. If a stockholder successfully asserted a rescission right, we would have been obligated to repurchase the common stock into which that stockholder’s Occam CA series C preferred stock had been converted in connection with the merger for the full price paid for the Occam CA series C preferred stock purchased by such stockholder, plus interest. The Company may thus have had a contingent liability to the Occam CA series C preferred stock investors in the aggregate amount of approximately $10 million plus interest. The 1933 Act requires that any claim brought for a violation of Section 5 be brought within one year of the violation. Until this one-year period elapsed on May 14, 2003, the amount paid for these shares was presented on the consolidated balance sheet of the Company outside of total stockholders’ equity. We believe that the sale of the Occam CA series C preferred stock was not in violation of Section 5 of the 1933 Act and no such claims have been made. Upon expiration of the statue of limitations for violation of the 1933 Act in 2003, we have reversed $500,000 of interest that had been accrued during the one-year claim period and have reclassified common stock potentially subject to rescission into stockholders’ equity.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $6.6 million as compared to $4.4 million as of December 31, 2004. The net increase in cash and cash equivalents was the result of additional sales of series A-2 preferred stock of $5.6 million in January 2005, $4.9 million in March 2005 and $2.3 million in April 2005, partially offset by cash used in operations of $7.7 million and cash used in investing activities of $2.9 million.

We used $7.7 million of cash in operating activities during the fiscal year ended December 31, 2005, a decrease of 51% over the $15.5 million used during the prior fiscal year. The $7.8 million decrease in cash used in operating activities from 2004 to 2005 was primarily driven from reduced net losses as a result of increased revenues and gross margins. Working capital requirements also used cash as receivables increased by $4.2 million. This increase was partially offset by inventory reductions of $1.6 million as a result of lower inventory levels resulting from supply chain improvements.

We used $2.9 million of cash in investing activities during the fiscal year ended December 31, 2005, as compared to $2.2 million during the comparable prior year period. In 2005, our restricted cash balances increased by $1.6 million as we engaged in a larger volume of RUS contracts that require us to provide performance bonds. Additionally, we purchased $1.2 million of property and equipment in 2005 as compared to $1.1 million in 2004.

Financing activities generated $12.7 million of cash in 2005 as compared to $7.5 million in 2004. The cash provided from financing activities in the fiscal year ended December 31, 2005 was from the proceeds of $12.8 million from our offering of series A-2 preferred stock and $0.6 million received from the employee stock option exercises. These proceeds were partially offset by $0.8 million of debt payments.

In February 2006 we concluded a rights offering to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholders to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date (giving effect to a 40-for-1 reverse split of our common stock that was effective on March 10, 2006). The rights offering provided the company with $3.4 million of gross proceeds. We used $2.6 million of the proceeds to retire all of our notes payable.

We may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent we issue additional equity securities, it could result in substantial dilution to existing stockholders. In addition the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. We cannot predict whether we will be able to obtain additional financing if necessary. Any failure to obtain financing could have an adverse material affect on our business, financial condition and results of operations. Also, management’s plans to sustain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products. Although we believe we have sufficient cash to sustain operations, there is no assurance that we will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We lease our facilities and certain assets under non-cancelable operating leases expiring through 2008, excluding various renewal options. As of December 31, 2005 we also had long-term debt obligations that we retired in 2006. See Note 6 and 11 to the accompanying financial statements.

The following tables summarize our minimum annual payment commitments under non-cancelable operating leases, capital leases and notes payable as of December 31, 2005 (in thousands):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Note payable to bank	$83	$83	$—	$—	$—
Note payable to finance company (2)	2,474	1,150	1,324	—	—

Purchase Commitments (3)	8,268	8,268	—	—	—
Operating leases	$751	$565	$186	$—	$—

(1)	Contractual obligations consist of long-term debt, future minimum lease payments under operating leases used in the normal course of business and purchase commitments. In February 2006 we retired this debt.
(2)	In connection with the senior debt agreement with Hercules, we issued Hercules warrants to purchase 41,666 shares of our common stock and 15,000 shares of our series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan. In February 2006 we retired this debt.
(3)	Under the terms of our agreement with our contract manufacturer, we issue purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturer to meet estimated sales demands. The agreement includes certain lead-time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of purchase requirements.

Off balance sheet arrangements

We enter into indemnification provisions under (i) our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and (ii) our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. We have has not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 and 2004.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS No. 123(R). Beginning in the first quarter of 2006, we will adopt SFAS No. 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” We are currently in the process of estimating the effect of SFAS No. 123 on our consolidated statement of operations and we anticipate that the stock based compensation expense calculated under SFAS No. 123 (revised 2004) will have a material adverse effect on our consolidated statements of operations.

In October 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No.123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when it adopts FAS 123(R) beginning in the first quarter of 2006. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS No. 154 on accounting changes made on or after January 1, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statement No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule required by Regulation S-X are provided in this Annual Report on Form 10-K as listed in item 15(a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of Occam’s management, including Occam’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Occam’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Occam’s disclosure controls and procedures were effective as of December 31, 2005.

In making their assessment concerning the effectiveness of Occam’s disclosure controls and procedures as of December 31, 2005, management considered the internal control deficiencies described below. In light of the deficiencies described below, Occam’s management performed additional analysis and other post-closing procedures to ensure that its financial statements are prepared in accordance with generally accepted accounting principles. Management believes that the financial statements included in this report fairly present in all material respects Occam’s financial condition, results of operations, and cash flows for the periods presented. In addition, management believes that remediation efforts put in place to date, including the implementation of a disclosure committee and more active managerial involvement in the preparation of SEC filings, are effective to ensure that information required to be disclosed by Occam in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

During the course of preparation of Occam’s 2005 year-end and quarterly financial statements, Occam’s management and independent registered public accounting firm identified internal control deficiencies that could be deemed to be “material weaknesses” or “significant deficiencies” if Section 404 of the Sarbanes-Oxley Act were currently applicable to Occam. Neither Occam’s management nor its independent auditors has concluded that any of these control deficiencies in fact constitute “material weaknesses” but believes it likely that one or more could be deemed a material weakness. An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim financial statements that is more than inconsequential.

Occam’s identified control deficiencies relate to (i) the documentation, assessment, and testing of key controls over financial processes, including revenue recognition; (ii) limitations in financial staffing, with related inadequacies in segregation of duties; (iii) processes for preparation and review of SEC filings, press releases and review of financial schedules; and (iv) the documentation and review of the basis of, support for, and considerations surrounding significant accounting estimates.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005. (Incorporated by reference to Exhibit 3.1.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

Exhibit No.	Exhibit Title
4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

Exhibit No.	Exhibit Title
4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference for the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.9(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.		Exhibit Title
10.39		Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42		Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43		Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44		Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45		Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	(3)	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	(3)	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	(3)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).
10.51		Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52		Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53		Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

Exhibit No.	Exhibit Title
10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

Exhibit No.	Exhibit Title
10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.70(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.76(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

10.77	Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78(3)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 45)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.

(b) Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c) Exhibits

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.

Date: March 29, 2006	By:	/s/ ROBERT L. HOWARD-ANDERSON
Robert L. Howard-Anderson President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Howard-Anderson and Christopher B. Farrell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2006

/S/ CHRISTOPHER B. FARRELL Christopher B. Farrell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

/S/ STEVEN M. KRAUSZ Steven M. Krausz	Director	March 29, 2006

/S/ ROBERT E. BYLIN Robert E. Bylin	Director	March 29, 2006

/S/ ROBERT B. ABBOTT Robert B. Abbott	Director	March 29, 2006

/S/ THOMAS E. PARDUN Thomas E. Pardun	Director	March 29, 2006

/S/ KENNETH COLE Kenneth Cole	Director	March 29, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1*	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

Exhibit No.	Exhibit Title
4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to the Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No.2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference for the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

Exhibit No.		Exhibit Title

10.9	(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11	(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14	(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19		Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25	(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26	(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27		Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29	(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC(incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35		Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38		Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39		Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42		Form of Funding Agreement dated as of November 9,2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.		Exhibit Title

10.43		Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44		Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45		Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	(3)	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	(3)	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	(3)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51		Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52		Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53		Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54		Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55		Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

Exhibit No.	Exhibit Title

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7,2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

Exhibit No.		Exhibit Title

10.70	(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71		Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File NO. 333-125060)).

10.76	(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

10.77		Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78	(3)	Amended and Restated 2000 Stock Incentive plan, as amended June 2005.

21.1		Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on page 45)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Occam Networks, Inc. and subsidiary

Santa Barbara, California

We have audited the consolidated balance sheet of Occam Networks, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Occam Networks, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Occam Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004, the Company has incurred significant operating losses and negative cash flows from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 25, 2005, except for the effects

    of the reverse stock split discussed in Note 16,

    as to which the date is March 10, 2006.

OCCAM NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,571	$4,432
Restricted cash	3,749	2,101
Accounts receivable, net	9,403	5,217
Inventories, net	4,448	6,611
Prepaid and other current assets	1,684	794

Total current assets	25,855	19,155

Property and equipment, net	1,889	1,692
Other assets	203	213

Total assets	$27,947	$21,060

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,100	$6,277
Deferred Revenue	1,600	—
Accrued expenses	4,859	3,330
Current portion of long term debt and capital lease obligations	1,233	863

Total current liabilities	11,792	10,470

Long term debt and capital lease obligations	1,324	2,987

Total liabilities	13,116	13,457

Commitments and contingencies (note 11)

Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 4,300 shares, 3,560 and 2,224 issued and outstanding at December 31, 2005 and 2004, respectively, liquidation preference of $106,800 and $66,723 at December 31, 2005 and 2004, respectively	34,869	20,993
Series A-2 convertible preferred stock warrant	73	503

Stockholders’ deficit:
Common stock, $0.001 par value, 18,750 shares authorized; 6,871 and 6,714 shares issued and outstanding at December 31, 2005 and 2004, respectively	275	269
Additional paid-in capital	87,903	87,294
Warrants	559	559
Deferred stock compensation	(28)	(633)
Accumulated deficit	(108,820)	(101,382)

Total stockholders’ deficit	(20,111)	(13,893)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$27,947	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31
	2005	2004	2003
Sales	$39,238	$17,329	$7,982
Cost of sales	27,208	15,829	7,930

Gross profit	12,030	1,500	52

Operating expenses:
Research and product development	7,440	7,448	12,004
Sales and marketing	8,349	6,584	5,977
General and administrative	3,420	2,328	2,331

Total operating expenses	19,209	16,360	20,312

Loss from operations	(7,179)	(14,860)	(20,260)

Interest income	249	94	101
Interest expense	(508)	(223)	(284)

Loss before income taxes	(7,438)	(14,989)	(20,443)

Income tax benefit	—	—	11

Net loss	(7,438)	(14,989)	(20,432)

Beneficial conversion feature	(1,822)	(3,288)	(3,038)
Interest attributable to common stock potentially subject to rescission	—	—	500

Net loss attributable to common stockholders	(9,260)	(18,277)	(22,970)

Net loss per share:
Basic and diluted	$(1.37)	$(2.73)	$(4.36)

Weighted average shares:
Basic and diluted	6,759	6,695	5,268

Amortization of stock-based compensation included in:
Research and product development	$519	$693	$943
Sales and marketing	70	119	179
General and administrative	6	40	105

Total amortization of stock-based compensation	$595	$852	$1,227

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Years ended December 31, 2005, 2004 and 2003

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock		Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total

	Shares	Amount		Shares	Amount
Balance at December 31, 2004	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)
Issuance of series A-2, redeemable preferred stock net of issuance costs, and conversion of warrants	1,336	13,876	(515)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	146	6	—	—	583	—	589
Stock grant to officer, net	—	—	—	11	—	—	—	121	—	121
Amortization of deferred stock-based compensation	—	—	—	—	—	—	605	(10)	—	595
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortization of beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(7,438)	(7,438)

Balance at December 31, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(108,820)	$(20,111)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Years ended December 31, 2005, 2004 and 2003

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock		Warrants	Deferred Compensation	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2003	1,651	$16,381	$—	6,675	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options	—	—	—	41	2	—	—	113	—	115
Shares repurchased	—	—	—	(2)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	852	—	—	852
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	142	(142)	—	—
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	573	4,612	515	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(2,893)	(480)	—	—	—	—	3,373	—	3,373
Amortize beneficial conversion feature	—	2,893	395	—	—	—	—	(3,288)	—	(3,288)
Issuance of warrants with long term debt	—	—	73	—	—	105	—	—	—	105
Net loss	—	—	—	—	—	—	—	—	(14,989)	(14,989)

Balance at December 31, 2004	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Years ended December 31, 2005, 2004, and 2003

	Series A-2 Preferred Stock		Series A Preferred Stock		Common Stock		Warrants	Deferred Stock Based Compensation	Cumulative Translation Adjustment	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$—	1,472	$10,811	3,522	$141	$480	$(3,432)	$16	$65,254	$(65,961)	$7,309
Exercise of stock options	—	—	—	—	79	3	—	—	—	252	—	255
Repurchase of early exercise options	—	—	—	—	(3)	—	—	—	—	(7)	—	(7)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	2	—	(2)	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	576	—	(576)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,227	—	—	—	1,227
Issuance of series A-2 redeemable preferred stock, net of issuance costs	1,651	16,381	—	—	—	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(3,038)	—	—	—	—	—	—	—	3,038	—	3,038
Amortize beneficial conversion feature	—	3,038	—	—	—	—	—	—	—	(3,038)	—	(3,038)
Issuance of series A preferred stock, net of issuance costs	—	—	154	1,035	—	—	(26)	—	—	—	—	1,009
Exchange of series A preferred stock for common stock	—	—	(1,626)	(11,846)	3,077	123	—	—	—	11,723	—	—
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	10,000	—	10,000
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	500	—	500
Issuance of warrants in connection with issuance of note payable	—	—	—	—	—	—	—	—	—	94	—	94
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,432)	(20,432)

Balance at December 31, 2003	1,651	$16,381	—	$—	6,675	$267	$454	$(1,627)	$—	$87,238	$(86,393)	$(61)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2005	2004	2003
Operating activities
Net loss	$(7,438)	$(14,989)	$(20,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,045	1,296	2,084
Provision for excess and obsolete inventory	534	389	404
Non-cash charges relating to stock options and warrants	716	936	1,300
Writeoff of note receivable	399	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,186)	(2,875)	(1,346)
Inventory	1,629	(4,746)	(1,862)
Prepaid expenses and other assets	(1,310)	261	(19)
Accounts payable	(2,177)	3,276	1,400
Deferred Revenue	1,600	—	—
Accrued expenses	1,529	953	(1,030)

Net cash used in operating activities	(7,659)	(15,499)	(19,501)

Investing activities
Purchases of property and equipment	(1,216)	(1,052)	(736)
Restricted cash	(1,648)	(1,166)	(935)
Sale of India operations	—	—	(539)
Other assets	5	59	—

Net cash used in investing activities	(2,859)	(2,159)	(2,210)

Financing activities
Proceeds from capital lease obligations and notes payable	—	—	921
Payments of capital lease obligations and notes payable	(758)	(708)	(784)
Proceeds from issuance of long-term debt attached with common stock warrants	—	2,970	—
Proceeds from issuance of series A preferred stock, net of issuance costs	—	—	1,035
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	12,826	5,127	16,381
Proceeds from the exercise of stock options	589	115	255
Repurchase of common stock	—	—	(7)

Net cash provided by financing activities	12,657	7,504	17,801

Net increase (decrease) in cash and cash equivalents	2,139	(10,154)	(3,910)
Cash and cash equivalents, beginning of period	4,432	14,586	18,496

Cash and cash equivalents, end of period	$6,571	$4,432	$14,586

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW”. As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27275 shares of common stock. The share information in the accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

Note 2. Summary of Significant Accounting Policies

Fiscal Period End—Occam reports its quarterly results based on a thirteen-week accounting calendar. Accordingly, the actual period end dates for the years ended December 31, 2005, 2004 and 2003 were December 25, December 26 and December 28, respectively. Also, for financial presentation purposes, Occam reports its quarterly interim results as of the last calendar day of the last full month within the period.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash Equivalents—Cash equivalents consist of investments with original maturities of three months or less from the date of purchase. Due to the short-term nature of these investments, the carrying amounts of cash equivalents reported in the consolidated balance sheet approximate their fair value.

Restricted Cash—At December 31, 2005, restricted cash consists of a $3.6 million of bonds used to support performance bonds required for RUS funded contracts and $120,000 in certificate of deposit required for a credit line on Company’s credit cards.

Financial Instruments—Due to their short-term nature and relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, accounts payable and accrued expenses approximate fair values at December 31, 2005 and 2004. The carrying value of notes payable and capital leases approximate fair value as they bear interest commensurate with their risk.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts monthly. Past due balances of 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2005 and 2004 the allowance for doubtful accounts was $40,000 and $22,000, respectively.

Inventories—Inventories are goods held for sales in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance is segregated between raw materials, work in process (“WIP”) and finished goods. Raw materials are low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. Management regularly evaluates inventory for obsolescence and adjusts to net realizable value based on inventory that is obsolete or in excess of current demand.

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

	December 31, 2005	December 31, 2004	December 31, 2003
Warranty liability at beginning of the year	$675	$331	$267
Accruals for warranty during the year	893	497	239
Warranty utilization	(475)	(153)	(175)

Warranty liability at end of the year	$1,093	$675	$331

Revenue Recognition—Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectability

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

is reasonably assured. Occam provides customer training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the period of sale. Occam further warrants its products for periods up to 5 years and records an estimate of warranty costs when revenue is recognized.

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

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported:	$(7,438)	$(14,989)	$(20,432)
Add: Stock-based compensation, intrinsic value method reported in net loss	595	852	1,227
Deduct: Pro forma stock-based compensation fair value method	1,643	1,381	1,661

Net loss, pro forma	$(8,486)	$(15,518)	$(20,866)

Basic and diluted loss per share attributable to common stockholders:
As reported	$(1.37)	$(2.73)	$(4.36)
Pro forma	$(1.53)	$(2.81)	$(4.44)

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period, and the following assumptions were used:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	4.0%	3.0%
Expected lives (in years)	4.0	4.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.0%	80.0%	80.0%

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

Advertising Costs—Occam expenses advertising costs as incurred. Advertising expense totaled $55,000, $19,000 and $15,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Comprehensive Loss—SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 31, 2005 and 2004 and 2003, there were no differences between the Company’s net loss and total comprehensive loss.

Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements—

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs–an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS 123(R). Beginning in the first quarter of 2006, we will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” The Company is currently in the process of estimating the effect of SFAS No. 123 on its consolidated statement of operations and anticipate that the stock based compensation expense calculated under SFAS No. 123 (revised 2004) will have a material adverse effect on its consolidated statements of operations.

In October 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts FAS 123(R) beginning in the first quarter of 2006. The Company does not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS No. 154 on accounting changes made on or after January 1, 2006.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

Note 3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$85	$294
Work-in-process	30	256
Finished goods	4,275	6,061

	$4,390	$6,611

Note 4. Property and Equipment

The major components of property and equipment are as follows (in thousands):

	December 31,
	2005	2004
Computer hardware and software	$7,113	$6,046
Furniture and fixtures	223	342
Leasehold improvements	402	787

	7,738	7,175
Less accumulated depreciation and amortization	(5,849)	(5,483)

	$1,889	$1,692

Property and equipment under capital leases had an original cost of $2,244,000 for 2005 and 2004, and accumulated amortization thereon of $2,194,000 and $2,119,000 at December 31, 2005 and 2004, respectively.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 5. Accrued Expenses

The major components of accrued expenses are as follows (in thousands):

	December 31,
	2005	2004
Payroll, paid time off and related accruals	$1,062	$820
Deferred revenue	1,600	—
Warranty accruals	1,093	675
Loss purchase commitments	—	482
Product failure accrual	266	307
Royalty accruals	343	340
Other accruals	495	706

Total	$4,859	$3,330

Note 6. Long-Term Debt and Capital Lease Obligations

At December 31, 2005 and 2004, long term debt and capital lease obligations consisted of the following (amounts in thousands):

	December 31, 2005	December 31, 2004
Senior loan and security agreement, net of $178,000 discount	$2,474	$2,822
Capital lease line of credit	—	285
Revolving line of credit and equipment facility	83	212
Note payable to stockholder	—	531

	2,557	3,850
Less current portion of long-term debt and capital lease obligations	(1,233)	(863)

	$1,324	$2,987

Senior Loan and Security Agreement

In December 2004 Occam borrowed $3.0 million under a senior loan and security agreement with a specialty finance company. The loan bears interest at 11.95% per annum and matures December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Obligations under the agreement are collateralized by substantially all of the Company’s assets. In connection with the loan agreement, the Company issued the lender warrants to purchase 41,666 shares of our common stock and 15,000 shares of Series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan and will be amortized as interest expense using the effective interest method over the life of the loan. The common warrants have been recorded in additional paid in capital and the preferred stock warrants have been recorded within the mezzanine in the accompanying consolidated balance sheet. The warrant for common stock is exercisable through December 2011 at an exercise price of $3.60 per share. The warrant for the Series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The Series A-2 preferred stock is convertible into common stock at a conversion price of $4.40 per share. At

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

December 31, 2005, the outstanding principal was approximately $2.5 million, net of warrant discount of $178,000, of which approximately $1.1 million was current. In February of 2006, the company retired this loan in full.

Capital Lease Line of Credit

In December 2000, Occam obtained a capital lease line of credit from a financial institution, which allowed financing of up to $2.0 million for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. During the year ended December 31, 2005, the Company paid the outstanding principal of approximately $285,000. As of December 31, 2005, there was no outstanding balance under this capital lease line of credit.

Revolving Line of Credit and Equipment Financing Facility

During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2.5 million, at a floating interest rate of prime plus .75 percent (8.25% and 6.25% at December 31, 2005, and 2004, respectively, subject to a floor of 5%) and a  1/2 percent per annum unused line fee, and an equipment financing facility for an amount up to $0.5 million at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all available assets of the Company, and are subject to certain financial and reporting covenants, including a minimum quick ratio and maintenance of tangible net worth as defined in the agreement. The revolving line of credit expired in June of 2004. As of December 31, 2005 approximately $83,000 was outstanding under the equipment financing facility, all of which was current. In February of 2006, the company retired the debt in full.

Notes Payable to a Stockholder

During June 2003, the Company issued a $500,000 unsecured subordinated promissory note payable to an investor. The note bears interest at the prime rate on the date of issuance (4.0%) and principal and accrued interest is due in June 2006. At December 31, 2004, $31,000 of interest was accrued on the note. In March 2005, this note and accrued interest was converted into 53,479 shares of Series A-2 preferred stock.

The maturity of the long-term debt as of December 31, 2005, were as follows (amounts in thousands):

For the years ending December 31,
2006	$1,233
2007	1,324

Total	$2,557

Note 7. Capital Stock and Stockholders’ Deficit

Series A-2 Preferred Stock

On November 18, 2003, a special committee of the Company’s board of directors authorized the sale and issuance of up to 3,000,000 shares of Series A-2 preferred stock. During November and December 2003, the Company entered into purchase agreements with certain existing and new investors to purchase 1,650,910 shares of Series A-2 preferred stock for $10 per share for gross proceeds of $16.5 million. On March 8, 2004, Occam sold an additional 420,000 shares of Series A-2 preferred stock for gross proceeds of $4,200,000 and issued a

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock to certain investment funds. The net proceeds from the issuance of these Series A-2 preferred stock and warrant of $3.85 million, was allocated $515,000 and $3,331,000, based on the estimated relative fair market value of the warrant and the Series A-2 preferred stock, respectively. On April 1, 2004, Occam sold an additional 153,200 shares of the Series A-2 preferred stock raising gross proceeds of $1.5 million. The warrant was reduced to purchase 226,800 of Series A-2 preferred stock in April 2004 as Occam sold an additional $1.5 million in Series A-2 preferred stock to existing investors in accordance with the terms of the warrant. On April 20, 2005 the warrants were exercised in full for an aggregate purchase price of $2.3 million.

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

The Series A-2 preferred stock has the following rights and preferences:

Conversion—Each share of Series A-2 preferred stock is convertible into shares of the Company’s common stock at a conversion price of $4.40, subject to anti-dilution adjustments, as defined.

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

During 2004, the Company recorded a BCF charge to net loss attributable to common stockholders of $2,893,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock is convertible. The Company also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the year ended December 31, 2004, the Company recorded $395,000 of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

During 2005, the Company recorded a BCF charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. The BCF was calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock is convertible. The company also recorded a BCF on the preferred stock warrant issued to Alta, of $85,000, that was amortized using the interest method over the life of the warrant.

Liquidation—The Series A-2 preferred stock is entitled to a liquidation preference equal to 150% of the original purchase price of the Series A-2 preferred, or $15 per share of Series A-2 preferred. The liquidation

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Certain investors who have purchased Series A-2 preferred stock are affiliated with members of the Company’s board of directors and are also a holder of over 5% of the Company’s outstanding securities.

Series A-2 Preferred Stock Warrants

In connection with the issuance of the December 2004 senior loan and security agreement the Company issued warrants to purchase 15,000 shares of Series A-2 Preferred stock. The warrants have an exercise price of $10 per share and expire on December 17, 2009. All warrants are immediately exercisable.

Common Stock Reserved For Issuance

The following represents the number of common shares reserved for future issuance (in thousands):

	December 31,
Number of Common Shares Reserved for Issuance	2005	2004
Common Warrants	60	85
Stock Options	1,770	1,535
Convertible Preferred Stock and Warrants	8,125	7,386
Employee Stock Purchase Plan	105	107

	10,060	9,113

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Common Stock Warrants

From 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2005:

Expiration date	Exercise price per share	Number of shares underlying warrant
December 17, 2011	$3.60	41,666
June 16, 2010	$10.00	12,500
May 14, 2006	$19.60	6,269

		60,435

Note 8. Stock Options

Stock Options

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2005 and 2004, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

refusal in connection with any transfer of vested optioned shares. At December 31, 2004, 125 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. As of December 31, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

As of December 31, 2005 there were 2.5 million shares authorized under the Company’s stock option plans of which there were 709,000 shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 31, 2005 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$2.00 to $3.24	90	6.29	$2.70	80	$2.64
$3.60 to $3.80	306	7.34	$3.63	181	$3.62
$4.00 to $4.20	759	8.56	$4.11	266	$4.14
$4.60 to $14.60	510	8.62	$7.24	149	$6.10
$15.20 to $925.00	105	0.60	$78.62	105	$78.66

$2.00 to $925.00	1,770	7.78	$9.59	781	$14.29

A summary of the Company’s stock option activity is as follows (shares in thousands):

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	1,521	$10.00	1,199	$12.00	889	$17.60
Granted where exercise price equals fair value on grant date	478	$7.32	545	4.00	668	4.80
Exercised	(143)	$4.12	(42)	2.80	(79)	3.20
Canceled	(86)	$15.62	(181)	7.20	(279)	14.80

Outstanding at end of period	1,770	$9.59	1,521	10.00	1,199	12.00

Exercisable at end of period	781	$14.29	581	$19.20	453	24.00

The weighted-average fair value of options granted to employees for the years ended December 31, 2005, 2004, and 2003 were $9.59, $2.80 and $4.80 per share, respectively.

Deferred Stock-Based Compensation

In connection with the grant of certain options to purchase common stock to employees during the years ended December 31, 2002 and 2001, Occam CA recorded deferred stock-based compensation of approximately $1,564,000 and $6,062,000, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts are being amortized ratably over the vesting period of the related options. Amortization

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

expense relating to employee stock options for the years ended December 31, 2005, 2004 and 2003, totaled $595,000, $852,000 and $1,227,000, respectively.

During 2000 through 2002, Occam CA issued options to consultants and advisory board members (“non-employees”). These options generally vested over the service period. As these stock options require future performance by the recipients, these options are considered variable grants for accounting purposes. The fair value of these options, determined using the Black-Scholes option pricing model, are re-measured each reporting period until such time that the options become fully vested. The Company recorded expense related to these options to non-employees of $1,000 for the year ended December 31, 2003. No expense was recorded for the years ended 2005 and 2004.

Employee Stock Purchase Plan

In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share is equal to 85% of the fair market value on the participant’s entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 106,500 shares have been reserved for issuance. In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 104,750 common shares continue to be reserved for any re-instatement of the ESPP.

Note 9. Income Taxes

The net effective income tax rate differed from the federal statutory income tax rate as follows:

	2005	2004	2003
For the year ended December 31
Statutory federal income tax benefit	(34)%	(34)%	(34)%
State income tax benefit (net of federal benefit)	(6)	(6)	(6)
Other	(20)	4	4
Valuation allowance	60	36	36

	—%	—%	—%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$86,153	$81,989
Tax credit carryforwards	783	784
Depreciation and amortization	827	17
Other	1,808	2,343

	89,571	85,133
Less: valuation allowance	(89,571)	(85,133)

Net deferred tax assets	$—	$—

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The change in the Company’s deferred tax valuation allowance is as follows:

Description	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
Income tax valuation allowance
2003	$74,869	$6,252	$81,121
2004	$81,121	$4,012	$85,133
2005	$85,133	$4,438	$89,571

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

At December 31, 2005, the Company had net operating loss carryforwards of approximately $227.6 million and $150.2 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire in varying amounts beginning in 2011 and 2006, respectively. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2003 or prior years or the merger with Accelerated Networks in 2002, pursuant to Internal Revenue Code section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation, as defined. Net operating loss limitations under section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

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

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2005
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$4,306	11%	$70	1%
Customer B	$3,710	9%	$2,038	16%

	December 31, 2004
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$2,995	17%	$856	16%
Customer B	$1,997	12%	$1,762	34%
Customer C	$1,941	11%	$70	1%

	December 31, 2003
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$1,178	15%	$498	21%
Customer B	$1,155	14%	$723	31%

The Company operates in one industry segment providing Ethernet and IP-based loop carrier platforms for the telecommunications industry. The Company’s business operations are principally based in the United States. Net revenue from products exported from the United States was $874,000, $41,000 and $573,000 during 2005, 2004 and 2003, respectively. All of the Company’s long-lived assets are located in the United States.

Note 11. Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2008. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the years ended December 31, 2005, 2004 and 2003, was $778,000, $890,000 and $821,000 respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2006	$565
2007	104
2008	82

Total minimum lease payments	$751

Purchase Commitments

During 2005, the Company reversed a previously accrued purchase commitment of $482,000 due to one of its former principal manufacturers. As of December 31, 2005, the Company had open purchase orders with its current contract manufacturer of $8.3 million.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Royalties

The Company licenses certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. Royalty expenses incurred for the years ended December 31, 2005, 2004 and 2003 were $0, $272,000 and $348,000 respectively.

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

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 31,
	2005	2004	2003
Numerator:
Net loss attributable to common stockholders	$(9,260)	$(18,277)	$(22,970)

Denominator:
Weighted-average common shares outstanding	6,759	6,699	5,297
Adjustment for common shares issued subject to repurchase	—	(4)	(29)

Denominator for basic and diluted calculations	6,759	6,695	5,268

Basic and diluted net loss per share applicable to common stockholders	$(1.37)	$(2.73)	$(4.36)

Note 14. Supplemental Disclosures of Cash Flow Information (In thousands)

	December 31,
	2005	2004	2003
Cash paid during year for interest	$400	$93	$211
Conversion of common stock potentially subject to rescission to common stock	—	—	10,000
Conversion of series A preferred stock to common stock	—	—	11,846
Interest on notes payable	$353	$31	$—

Note 15. Other Charges

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

Note 16. Subsequent Events

Payment of Long-Term Debt

On February 17, 2006, the Company paid down the outstanding balance of $2,474,000 of its long term debt to Hercules. On February 28, 2006, the Company paid down the outstanding balance of $83,000 to Silicon Valley Bank.

OCCAM NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Rights Offering

On February 1, 2006, the Company concluded a rights offering made to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholders to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date. Each share of A-2 preferred stock had a purchase price of $10 and was convertible into shares of Occam’s common stock at a conversion price of $4.40, resulting in a conversion ratio of 2.27275 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, we received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million.

Reverse Stock Split

On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW”. As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27275 shares of common stock.

Note 17. Quarterly Information (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

2005	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$6,921	$8,740	$10,663	$12,914
Gross profit	1,804	1,969	2,954	5,303
Profit (loss) from operations	(2,266)	(2,479)	(2,920)	487
Net profit (loss)	(2,378)	(2,535)	(2,967)	442
Net profit (loss) attributable to common stockholders	(4,165)	(2,570)	(2,967)	442
Basic and diluted net profit (loss) per share attributable to common stockholders	$(0.62)	$(0.38)	$(0.43)	$0.06

2004	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$3,240	$3,185	$4,424	$6,480
Gross profit (loss)	(135)	(980)	738	1,877
Profit (loss) from operations	(4,080)	(5,344)	(3,195)	(2,241)
Net loss	(4,115)	(5,370)	(3,210)	(2,294)
Net loss attributable to common stockholders	(6,625)	(5,927)	(3,341)	(2,384)
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(0.88)	$(0.50)	$(0.36)