Form 10-Q
period 2006-03-26
OCCAM NETWORKS INC/DE
filed 2006-05-10
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 26, 2006, the number of shares outstanding of the registrant’s common stock was 7,055,933 shares (15,789,969 shares including 8,734,036 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 26, 2006	December 25, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,885	$6,571
Restricted cash	3,653	3,749
Accounts receivable, net	9,039	9,403
Inventories, net	6,683	4,448
Prepaid and other current assets	1,009	1,684

Total current assets	29,269	25,855
Property and equipment, net	1,823	1,889
Other assets	183	203

Total assets	$31,275	$27,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,521	$4,100
Accrued expenses	3,416	4,859
Deferred revenues	2,230	1,600
Current portion of long-term debt and capital lease obligations	—	1,233

Total current liabilities	13,167	11,792
Long-term debt and capital lease obligations	—	1,324

Total liabilities	13,167	13,116
Commitments and contingencies (note 4)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, authorized 4,600 shares, 3,892 and 3,560 issued and outstanding at March 26, 2006 and at December 25, 2005, respectively, liquidation preference amounts: of $117 million and $107 million at March 26, 2006 and December 25, 2005, respectively	37,472	34,869
Series A-2 convertible preferred stock warrant	73	73
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000 shares authorized; 6,940 and 6,871 shares issued and outstanding at March 26, 2006 and December 25, 2005, respectively	275	275
Additional paid-in capital	88,460	87,903
Warrants	559	559
Deferred stock compensation	—	(28)
Accumulated deficit	(108,731)	(108,820)

Total stockholders’ deficit	(19,437)	(20,111)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$31,275	$27,947

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 26, 2006	March 27, 2005
Sales	$14,210	$6,921
Cost of sales	8,390	5,117

Gross profit (loss)	5,820	1,804
Operating expenses:
Research and product development	2,490	1,712
Sales and marketing	2,217	1,628
General and administrative	931	730

Total operating expenses	5,638	4,070
Income (loss) from operations	182	(2,265)
Interest expense, net	(90)	(112)

Income (loss) before provision for income taxes	92	(2,378)
Provision for income taxes	3	—

Net income (loss)	89	(2,378)
Beneficial conversion feature	(3,437)	(1,787)

Net loss attributable to common stockholders	$(3,348)	$(4,165)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.49)	$(0.62)
Weighted average shares:
Basic and diluted	6,899	6,716
Stock-based compensation included in:
Cost of sales	$41	$—
Research and product development	126	143
Sales and marketing	47	22
General and administrative	39	2

Total amortization of stock-based compensation	$253	$167

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 26, 2006	March 27, 2005
Operating activities
Net income (loss)	$89	$(2,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	424	260
Stock-based compensation expense	253	167
Changes in operating assets and liabilities:
Accounts receivable	364	(764)
Inventory	(2,235)	1,394
Prepaid expenses and other assets	589	(137)
Accounts payable and accrued expenses	2,608	(2,687)

Net cash provided by (used in) operating activities	2,092	(4,145)
Investing activities
Purchases of property and equipment	(252)	(141)
Restricted cash	96	—

Net cash used in investing activities	(156)	(141)
Financing activities
Proceeds from issuance of series A-2 preferred stock	3,437	10,557
Issuance costs	(714)	—
Proceeds from the exercise of stock options	212	50
Payments of capital lease obligations and long-term debt	(2,557)	(162)

Net cash provided by financing activities	378	10,445
Net increase in cash and cash equivalents	2,314	6,159
Cash and cash equivalents, beginning of period	6,571	4,432

Cash and cash equivalents, end of period	$8,885	$10,591

Supplemental disclosure of cash flow information:
Interest paid	$66	$81
Conversion of note payable and accrued interest to Series A-2 preferred stock	$—	$535

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

Three months ended March 26, 2006

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock			Deferred Compensation	Additional Paid in Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 25, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(108,820)	$(20,111)
Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock	(12)	(120)	—	27	—	—	—	120	—	120
Amortization of stock-based compensation	—	—	—	—	—	—	28	(28)	—	—
Stock-based compensation (FAS 123R)	—	—	—	—	—	—	—	253	—	253
Exercise of stock options	—	—	—	42	—	—	—	212	—	212
Record beneficial conversion feature	—	—	(3,437)	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	—	3,437	—	—	—	—	(3,437)	—	(3,437)
Net income	—	—	—	—	—	—	—	—	89	89

Balance at March 26, 2006	3,892	$37,472	$73	6,940	$275	$559	$—	$88,460	$(108,731)	$(19,437)

The accompanying notes are an integral part of these consolidated financial statements

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three-month periods ended

March 26, 2006 and March 27, 2005 is unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

Occam Networks, Inc. (“Occam” or the “Company”) develops and markets a suite of broadband loop carriers (BLCs), including innovative Ethernet and IP-based loop carrier platforms that enable telecom service providers to deliver a variety of traditional and packet voice, broadband and IP services from a single, converged all-packet access network.

On May 14, 2002, Accelerated Networks, Inc., a Delaware corporation, (“Accelerated Networks”) acquired Occam Networks Inc., a California corporation (“Occam CA”). After the completion of the merger, Accelerated Networks filed a certificate of amendment to its amended and restated certificate of incorporation in order to change the name of the corporation to Occam Networks, Inc. Occam CA also filed an amendment to its articles of incorporation following the merger to change its name to “Occam Networks (California), Inc.” Occam Networks, Inc., the Delaware corporation formerly known as Accelerated Networks, Inc, is referred to in these notes as “Occam.” Occam CA is a wholly-owned subsidiary of Occam.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 25, 2005 is derived from Occam’s audited financial statements included in its Annual Report on Form 10-K. These consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

Occam manages its activities based on 13-week accounting quarters, with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam’s accounting quarters do not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 are March 26, June 25, September 24, and December 31. Historically, Occam has presented its financial statements on a calendar month-end basis and provided additional disclosure identifying the actual period-end for accounting purposes. Beginning with this Quarterly Report on Form 10-Q, Occam’s financial statement presentation will be based on the actual accounting period. Accordingly, Occam’s consolidated balance sheet and its consolidated statements of operations and cashflows for the first quarter of fiscal 2006 are presented herein as of and for the quarter ending March 26, 2006.

On February 23, 2006, Occam announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW”. As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to approximately 2.27 shares of common stock. The share information in the accompanying consolidated financial statements has been retroactively restated to give effect to the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition

Occam recognizes revenue when persuasive evidence of sales arrangements exist, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. Occam allows credit for products returned within its policy terms.

In addition to the aforementioned general policy, the company enters into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the periods of sale. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•	The delivered item(s) has value to the client on a stand-alone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until customer acceptance. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

Occam further warrants its products for periods up to five years and records an estimated warranty cost when revenue is recognized.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 26, 2006	December 25, 2005
Raw materials	$13	$85
Work-in-process	111	30
Finished goods	6,559	4,333

	$6,683	$4,448

3.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended,
	March 26, 2006	March 27, 2005
Numerator:
Net loss attributable to common stockholders	$(3,348)	$(4,165)

Denominator (basic and diluted):
Weighted average common shares outstanding	6,899	6,716

Basic and diluted net loss per share attributable to common stockholders	$(0.49)	$(0.62)

The following table presents common stock equivalents (potential common stock) that are included in the diluted net income per share calculations but excluded from the net loss per share calculations above because their effect on net losses would be antidilutive for the periods indicated (shares in thousands):

	March 26, 2006	March 27, 2005
Unvested shares of common stock subject to repurchase	—	—
Common stock warrants	67	85
Common stock equivalents of convertible preferred stock and warrants	8,396	8,125
Stock options	1,566	1,789

Common stock equivalents	10,029	9,999

4.	COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through 2009. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment.

Approximate minimum commitments under non-cancelable operating leases are as follows (in thousands):

Period ending	Operating Leases
December 30, 2007	$410
December 28, 2008	108
December 27, 2009	54

Total minimum lease payments	$572

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of March 26, 2006 and December 25, 2005.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreement, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. At March 26, 2006, open purchase orders with the contract manufacturer were $7.6 million.

Warranties

Occam provides standard warranties with the sale of products generally for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair costs. The following table summarizes changes in Occam’s accrued warranty liability that is included in accrued liabilities (in thousands):

	Three-Month Period Ended
	March 26, 2006	March 27, 2005
Warranty liability at the beginning of period	$1,093	$675
Accruals during period	622	366
Warranty utilization	(308)	(173)

Warranty liability at end of period	$1,407	$868

Litigation

IPO Allocation Cases

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. Occam believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On July 31, 2003, Occam agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers for these companies is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces amount to be paid by the issuer companies. On April 24, 2006, the court heard oral and written arguments concerning final approval of the settlement from all parties including the underwriter defendants. No decision has been issued to date. Occam cannot predict whether such approval will be obtained. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts for which it is responsible to be covered by its insurance policies.

From time to time, Occam is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Occam believes that there are no currently pending matters that, if determined adversely to Occam, would have a material effect on its business or that would not be covered by existing liability insurance maintained by the Company.

5.	STOCK OPTIONS—FAIR VALUE DISCLOSURES

Stock-Based Compensation

Effective beginning the first fiscal quarter 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three months ended March 26, 2006 and March 27, 2005 (in thousands):

	Three Months Ended
	March 26, 2006	March 27, 2005
Employee stock-based compensation in:
Cost of sales	$41	$—

Research and product development expense	126	—
Sales and marketing expense	47	—
General and administrative expense	39	—

Total employee stock-based compensation in operating expenses	212	—

Total employee stock-based compensation	$253	$—

Prior to December 25, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the Company applied the fair-value based method as prescribed by SFAS No. 123, the effect on net loss and loss per share for the first quarter of 2005 (in comparison with net income and earnings per share for the first quarter of 2006) would have been as follows ($ in thousands, except per share data):

	Three Months Ended
	March 26, 2006	March 27, 2005
Net loss, as reported	$(3,348)	$(4,165)
Add: Employee compensation expense for share options included in reported net income (loss), net of income taxes	253	167
Less: Total employee compensation expense for share options determined under fair-value method, net of income taxes	(253)	(398)

Net loss, pro forma	$(3,348)	$(4,396)

Loss per share:
Basic loss per share, as reported	$(0.49)	$(0.62)
Basic loss per share, pro forma	$(0.49)	$(0.65)

As of March 26, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $1.9 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
Risk-free interest rate	4.8%	4.0%
Expected term (years)	3.3	4.0
Dividend yield	0.0%	0.0%
Expected volatility	79%	80%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended March 26, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an optional alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

6.	SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On February 1, 2006, the Company concluded a rights offering to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholder to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date. Each share of A-2 preferred stock had a purchase price of $10.00 and is convertible into shares of Occam’s common stock at a conversion price of $4.40, representing a conversion ratio of 2.27275 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, we received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million and net proceeds of $2.7 million.

In April 2005, Occam received net proceeds of $2.3 million upon exercise by Alta Partners and its affiliate of warrants to purchase 226,800 shares of Series A-2 preferred stock. In March 2005, Occam received net proceeds of $4.9 million through an issuance of Series A-2 preferred stock to its existing investors and Tellabs, Inc (“Tellabs”). In addition, in March 2005, a related party and holder of an outstanding promissory note converted $535,000 of outstanding principal and accrued interest into 53,479 shares of Series A-2 preferred stock. In January 2005, Occam received net proceeds of $5.6 million from the issuance of Series A-2 preferred stock to its existing shareholders.

Each outstanding share of Series A-2 preferred stock is convertible into common stock at a conversion price of $4.40, subject to adjustment. In addition, all outstanding shares of Series A-2 preferred stock will automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.67%) of the then outstanding shares of Series A-2 preferred stock. Holders of a substantial majority of the outstanding shares of Series A-2 preferred stock of the Company have contractually agreed not to consent to any such conversion of their Series A-2 stock without the consent of Alta Partners, a principal holder of Series A-2 preferred stock.

The Company recorded beneficial conversion feature (“BCF”) charges to net loss attributable to common stockholders of $3.4 million and $1.7 million relating to the issuance of the Series A-2 preferred stock in February 2006 and March 2005, respectively. The BCFs were calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series A-2 preferred stock is convertible.

In March 2004, the Company recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that was amortized using the interest method over the life of the warrant. For the three month period ended March 27, 2005, the Company recorded $50,000 of amortization of the warrant BCF. The warrant BCF was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. Occam encourages you to review the information under the caption “Risk Factors,” beginning on page 22, for a discussion of some of the risks and uncertainties facing Occam and its business.

Overview

We design, develop and market a suite of Broadband Loop Carriers (“BLCs”), which are Ethernet- and IP-based loop carrier platforms that enable telecommunications service providers to offer a variety of traditional as well as Voice over Internet Protocol (“VoIP”) IP Television (“IPTV”) and Fiber to the Premise (“FTTP”) services from a single, converged, all-packet access network. In addition, we market a line of remote terminal cabinets to house our products in remote locations. We supply our products to local and regional telecommunications carriers, independent telephone companies and international telecommunications carriers that deliver or wish to deliver voice, data, Internet access and video services to the residential, small and medium business and large enterprise markets over existing copper telephone lines and fiber-optic cable. From our inception through March 26, 2006, we have incurred cumulative net losses of approximately $108.7 million.

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

Throughout this report, we will refer to “Occam Networks, Inc.” as “we,” “us,” “Occam” or “Occam Networks.” Occam Networks, Inc., the California corporation acquired by Accelerated Networks in 2002 is sometimes referred to as “Occam CA.”

We manage our activities based on 13-week accounting quarters, with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters do not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 are March 26, June 25, September 24, and December 31. Historically, we have presented our financial statements on a calendar month-end basis and provided additional disclosure identifying the actual period-end for accounting purposes. Beginning with this Quarterly Report on Form 10-Q, our financial statement presentation will be based on the actual accounting period. Accordingly, our consolidated balance sheet and our consolidated statements of operations and cashflows for the first quarter of fiscal 2006 are presented herein as of and for the quarter ending March 26, 2006.

Critical Accounting Policies

We included in our Annual Report on Form 10-K for the year ended December 25, 2005 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except as described in the paragraph below, we have not made changes in any critical accounting policies during the first quarter of 2006. Any changes in critical accounting policies are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Stock Based Compensation

Effective beginning the first fiscal quarter of 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Results of Operations

Three-month periods ended March 26, 2006 and March 27, 2005

Sales

Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $7.3 million to $14.2 million for the three-month period ended March 26, 2006 as compared to sales of $6.9 million for the three-month period ended March 27, 2005. This increase was attributable to the expansion of our customer base in the first three months of fiscal 2006, which, when combined with repeat orders from existing customers, contributed to the increased sales over the same period of the prior year.

Cost of sales

Cost of sales includes the cost of products shipped for which sales were recognized and the costs of manufacturing yield problems, field replacements, rework costs, under absorption of manufacturing overhead, provisions for obsolete inventory and the cost of post-sale support. Cost of sales increased by $3.3 million to $8.4 million for the three-month period ended March 26, 2006 as compared to $5.1 million for the three-month period ended March 27, 2005. Gross profits improved to 41% of sales in three-month period ended March 26, 2006 compared to a gross profit of 26% of sales for the three month period ended March 27, 2005. This gross profit improvement was primarily due to an increase in sales of products with higher margins, and reductions in product manufacturing costs, overhead absorption rates and inventory carrying costs.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $0.8 million or 45% to $2.5 million for the three-month period ended March 26, 2006 as compared to $1.7 million for the three months ended March 27, 2005. This increase in research and development expenses was the result of increased headcount and activity in the three months ended March 26, 2006. We expect research and development expenses to continue to increase in future periods.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by $0.6 million or 36% to $2.2 million for the three-month period ended March 26, 2006 as compared to $1.6 million for the three month period ended March 27, 2005. This increase was primarily due to increased headcount, commissions and other promotional expenses incurred in an effort to increase sales and market penetration. We expect sales and marketing costs to continue to increase in 2006 as we make additional expenditures aimed at increasing sales and expanding our business.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and general corporate costs. General and administrative expenses increased by $0.2 million or 28% to approximately $0.9 million for the three-month period ended March 26, 2006 as compared to approximately $0.7 million for the three-month period ended March 27, 2005. General and administrative expenses increased primarily due to increased salaries, travel and stock-compensation charges. We expect our general and administrative expenses to increase in the remainder of 2006, in connection with additional investments we expect to make in staff and systems to support our growth and the implementation of measures designed to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Effective as of the first fiscal quarter of 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recorded $253,000 of stock-based compensation for the three months ended March 26, 2006.

Provision for income taxes

Our effective federal tax rates for the three-month periods ended March 26, 2006 and March 27, 2005 were 3.8% and 0% respectively, due to our net operating loss carry forwards and net operating loss, respectively.

As of March 26, 2006, our net operating loss carry forwards were approximately $222 million for federal tax purposes, expiring through 2025, and $144 million for state tax purposes, expiring through 2024. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of the net operating loss carry forwards may be limited. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of March 26, 2006, we had cash and cash equivalents of $8.9 million compared with $6.6 million as of December 25, 2005. This net increase in cash was the result of the issuance of Series A-2 preferred stock for net proceeds of $2.7 million in February 2006 and cash provided by operations of $2.1 million, partially offset by cash used to retire $2.6 million of debt.

Cash provided by operating activities was $2.1 million in the first quarter of 2006 as compared to cash used in operating activities of $4.1 million in the first quarter of 2005. Cash provided by operations was primarily driven by increased payables, accruals and deferred revenues of $2.6 million and earnings before depreciation, amortization and stock related charges of $0.7 million, partially offset by an increase of inventory of $2.2 million.

Cash used in investing activities increased by $15,000 to $156,000 for the three month period ended March 26, 2006, compared to $141,000 for the three month period ended March 27, 2005. This increase in cash used in investing activities was due to higher purchases of property and equipment in the first three months of 2006 compared to the same period in 2005 and was partially offset by a $96,000 reduction of restricted cash.

Cash provided by financing activities decreased by $10.0 million to $378,000 for the three-month period ended March 26, 2006 from $10.4 million for the three-month period ended March 27, 2005. This decrease was primarily attributable to our reaching operating profitability in the fourth quarter of 2005 and achieving positive cash flows from operations in the first quarter of 2006, which reduced our need to raise cash through financing activities. We raised $2.7 million of net proceeds from the closing of the rights offering in February 2006 and used the proceeds to retire $2.6 million of notes payable. In the first quarter of 2005 we raised $10.6 million of capital from the sale of Series A-2 preferred stock to fund operations.

Working Capital

Working capital increased to $16.1 million at March 26, 2006, compared to $14.1 million at December 25, 2005. The increase was principally attributable to the completion of a rights offering in February 2006 that generated $2.7 million of net proceeds.

We believe that our cash and cash equivalents will be sufficient to finance our operations over the next 12 months. However, we may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. We cannot predict whether we will be able to obtain additional financing if necessary. Any failure to obtain financing could have a material adverse effect on our business, financial condition and results of operations. To the extent we issue additional equity securities, it could result in substantial dilution to existing stockholders. In addition, the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents and short-term and long-term investment portfolios. We generally invest our surplus cash balances in high credit quality money market funds with original or remaining contractual maturities of less than 90 days. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We do not hold financial instruments for trading or speculative purposes. We do not use any derivatives or similar instruments to manage our interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Occam’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In making their assessment concerning the effectiveness of our disclosure controls and procedures as of March 26, 2006, management considered the internal control deficiencies described below. In light of the deficiencies described below, our management performed additional analysis and other post-closing procedures to ensure that the Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented. In addition, management believes that remediation efforts put in place to date, including the implementation of a disclosure committee and more active managerial involvement in the preparation of SEC filings, are effective to ensure that information required to be disclosed by us in our periodic reports (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

During the course of preparation of our financial statements for our year ended December 26, 2004, our quarter ended March 27, 2005 and our year ended December 25, 2005, our management and independent registered public accounting firm identified internal control deficiencies that could be deemed to be “material weaknesses” or “significant deficiencies” if Section 404 of the Sarbanes-Oxley Act were currently applicable to us. Neither our management nor its independent auditors has concluded that any of these control deficiencies in fact constitute “material weaknesses” but believes it likely that one or more could be deemed a material weakness. An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim financial statements that is more than inconsequential.

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

To address the observed internal control deficiencies, our management has initiated a remediation process. Our management believes that remediation is not complete and will continue in future periods. Remedial actions to date include the following: (i) increasing staffing in Occam’s finance department; (ii) weekly revenue reviews by the our Chief Financial Officer, Chief Executive Officer, and appropriate finance staff; (iii) engaging an outside consultant to review our internal controls and procedures and to recommend and assist in remediation, where applicable; and (iv) implementation of a disclosure committee.

In the course of preparing this report on Form 10-Q, we have determined that the filing deadlines for the reports we file or submit under the Exchange Act should be calculated based on the actual period end dates for our fiscal quarters, rather than the period end dates set forth on the face of our financial statements. As indicated in Note 1 to the Consolidated Financial Statements included in this report, we manage our activities based on a 13 week accounting quarter such that the actual period end date is the last Sunday of each quarter. As a result, some of our prior Exchange Act filings could be considered to have been late if the filing deadlines for those filings were also calculated based upon the actual period end dates rather than the reported end dates set forth on the face of our consolidated financial statements.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On July 31, 2003, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers for these companies is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces amount to be paid by the issuer companies. On April 24, 2006 the court heard oral and written arguments concerning final approval of the settlement from all parties including the underwriter defendants. No decision has been issued to date. Occam cannot predict whether such approval will be obtained. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts for which it is responsible to be covered by its insurance policies.

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance.

ITEM 1A	RISK FACTORS

Risks Related to Our Business and Industry

Our focus on small and medium-sized independent telephone operating companies limits our sales volume with individual customers and makes our future operating results difficult to predict.

We currently focus our sales efforts on the independent telephone operating company, or IOC, segment of the telecommunications industry in North America. These customers generally operate relatively small networks with limited capital expenditure budgets. Accordingly, we believe that the total potential sales volume for our products at any individual IOC is limited, and we must identify and sell products to new IOC customers each quarter to continue to increase our sales. In addition, the spending patterns of many of these IOCs are characterized by small and sporadic purchases. Moreover, because our sales to IOCs are predominantly based on purchase orders rather than long-term contracts, our customers may stop purchasing equipment from us with little advance notice. As a result, we have limited backlog, our future operating results are difficult to predict, and we will likely continue to have limited visibility as to future operating results.

Fluctuations in our quarterly and annual operating results may adversely affect our business and prospects.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual sales and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could limit our growth and delay implementation of our expansion plans. Factors that may cause or contribute to fluctuations in our operating results and sales include:

•	fluctuations in demand for our products and services, including the timing of decisions by our target customers to upgrade their networks and deploy our products;

•	the size and timing of orders we receive and shipments made during a given period;

•	delays in recognizing sales, particularly from government funded contracts;

•	introductions or enhancements of products, services and technologies by us or our competitors, and market acceptance of these new or enhanced products, services and technologies; and

•	the amount and timing of our operating costs, including sales, engineering and manufacturing costs and capital expenditures.

One or more of the foregoing or other factors may cause our sales or operating expenses to fluctuate significantly in any particular quarterly or annual period. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Because our markets are highly-competitive and dominated by large, well-financed participants, we may be unable to compete effectively.

Competition in the telecommunications equipment market is intense and we expect competition to increase. The market for telecommunications equipment is dominated primarily by large manufacturers of traditional access equipment, such as ADTRAN, Alcatel, Lucent Technologies and Tellabs. While these suppliers focus primarily on larger service providers, they have competed and may increasingly compete in the small- and mid-sized IOC market segment, the primary market in which we compete. In addition, a number of emerging companies, including Calix, have developed, or are developing, products that compete with our products in this market. Some of these emerging companies, including Calix, also focus on the IOC market.

Our ability to compete successfully depends on a number of factors, including:

•	the performance of our products relative to our competitors’ products;

•	our ability to properly define and develop new products, differentiate those products from our competitors and deliver them at competitive prices;

•	our ability to market and sell our products through effective sales channels;

•	the protection of our intellectual property, including our processes, trade secrets and know-how; and

•	our ability to attract and retain qualified technical, executive and sales personnel.

Many of our existing and potential competitors are larger than we are, and have greater financial resources and more well-established brands and customer relationships than we do. For example, many of our competitors have the ability to provide financing to potential customers. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may be more attractive to certain customers.

As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier’s product has been installed. As a result, competition among equipment suppliers to secure contracts with key potential customers is particularly intense and will continue to place pressure on product pricing. If we are forced to reduce prices in order to secure customers, we may be unable to sustain margins at desired levels or maintain profitability.

We have relied, and expect to continue to rely, on our BLC 6000 product line for the substantial majority of our sales, and a decline in sales of our BLC 6000 line would cause our sales to decline.

We have derived a substantial majority of our sales in recent years from our BLC 6000 product line. We expect that sales of this product line will continue to account for a substantial majority of our sales for the foreseeable future. Any factors adversely affecting the pricing of or demand for our BLC 6000 line, including competition or technological change, could cause our sales to decline materially and our business to suffer.

If we fail to enhance our existing products and develop new products and features that meet changing customer requirements and support new technological advances, our sales would be materially and adversely affected.

Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and recurring changes in end-user requirements. Our future success will depend significantly on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products and features that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process, and we may not be able to accurately anticipate market trends or have sufficient resources to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we are unable to develop new products or enhancements to our existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

We recently enhanced our BLC 6000 platform to support active Ethernet-based or fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop and market this enhancement, sales of FTTP-enabled products have been limited to date, and market acceptance of these products may fall below our expectations. To the extent our new products and enhancements do not achieve broad acceptance among existing and potential customers, we may not realize expected returns on our investments and we may lose current and potential customers.

Our efforts to increase our sales and marketing efforts to larger telecom operators, which may require us to broaden our reseller relationships, may be unsuccessful.

To date, our sales and marketing efforts have been focused on small and mid-sized IOCs. A key element of our long-term strategy is to increase sales to large IOCs, competitive local exchange carriers, regional Bell operating companies and international telecom service providers. We may be required to devote substantial technical, marketing and sales resources to the pursuit of these customers, who have lengthy equipment qualification and sales cycles. In particular, sales to these customers may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. We may incur substantial technical, sales and marketing expenses and expend significant management effort without any assurance of a sale. Because we have limited resources and large telecom operators may be reluctant to purchase products from a relatively small supplier like us, we plan to target these customers in cooperation with strategic resellers. These reseller relationships may not be available to us, and if formed, may includes terms, such as exclusivity and non-competition provisions, that restrict our activities or impose onerous requirements on us. Moreover, in connection with these relationships, we may forego short-term opportunities for potential long-term rewards associated with establishing relationships with larger telecom customers, which may fall short of our expectations, or may never materialize at all. If we are unable to successfully increase our sales to larger telecom operators or expand our reseller relationships, we may be unable to implement our long-term growth strategy.

We may be unable to successfully expand our international operations. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may adversely affect our business.

We currently generate almost all of sales from customers in North America, and have very limited experience marketing, selling and supporting our products and services abroad. While we intend to expand our international operations, we may not be able to create or maintain international market demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign our existing products or develop new products suitable for sale in those countries. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions and changes thereto;

•	greater difficulty in supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection;

•	changes in a specific country’s or region’s political or economic conditions; and

•	restrictions on the repatriation of earnings.

If we lose any of our key personnel, or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly-skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

Competition for skilled personnel, particularly those specializing in engineering and sales is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly-hired personnel will function effectively, both individually and as a group. In addition, our industry is characterized by frequent claims relating to unfair hiring practices. We may become subject to such claims and may incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively hire, integrate and utilize new personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded and our business, financial condition and results of operations could suffer.

We may have difficulty managing our growth, which could limit our ability to increase sales and cash flow.

We have experienced significant growth in our operations in recent years. We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, as required to:

•	manage a larger organization;

•	implement appropriate operational and financial systems;

•	maintain effective financial disclosure controls and procedures;

•	expand our manufacturing and distribution capacity;

•	increase our sales and marketing efforts; and

•	broaden our customer support capabilities.

If we cannot grow and manage our business effectively, we may not be able to execute our business strategies and our business, financial condition and results of operations would suffer.

Because we depend upon a small number of outside contractors to manufacture our products, our operations could be disrupted if we encounter problems with any of these contractors.

We do not have internal manufacturing capabilities, and rely upon a small number of outside contractors to build our products. In particular, we rely on Flash Electronics, Inc. for the manufacture of our BLC 6000 Blade products. Our reliance on a small number of outside contractors makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our primary contract manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. If any of our manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations.

While our products are currently manufactured in the U.S., we plan to move a portion of our manufacturing to the overseas facilities of our primary contract manufacturer. The transition to an overseas manufacturing facility presents a number of risks, including the potential for a supply interruption or a reduction in manufacturing quality or controls, any of which would negatively impact our business, customer relationships and results of operations.

We depend on sole source and limited source suppliers for key components and license technology from third parties. If we are unable to source these components and technologies on a timely basis, we will not be able to deliver our products to our customers.

We depend on sole source and limited source suppliers for key components of our products. Any of the sole source and limited source suppliers upon which we rely could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. We do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, these suppliers could stop selling components to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components from alternate sources, if available at all. Switching suppliers may require that we redesign our products to accommodate the new component, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, financial condition and results of operations.

Periodically, we may be required to license technology from third-parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products and which would result in a material and adverse effect on our business, financial condition and results of operations.

If we fail to accurately predict our manufacturing requirements and manage our inventory, we could incur additional costs or experience manufacturing delays.

Lead times for the materials and components that we order from our contract manufacturers will vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delays in shipments and sales. In prior periods we have experienced excess inventory write-downs and standard cost revaluations associated with excess or obsolete inventory and we may continue to do so in the future, which could have an adverse effect on our financial condition and results of operations.

If our products contain undetected defects, we could incur significant unexpected expenses and lost sales or could be required to make unanticipated expenditures to remedy the defects, which could have a material adverse effect on our sales, results of operations or financial condition.

Although our products are tested prior to shipment, they may contain software or hardware defects that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware errors or interoperability issues. Our customers may discover defects in our products after broad deployment and as the customers’ networks are expanded and modified. Any defects or errors in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in loss sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. Any similar occurrence in the future could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the capital spending patterns of telecom operators, and any decrease or delay in capital spending by our customers would adversely affect our operating results and financial condition.

Demand for our products depends on the magnitude and timing of capital spending by network operators as they construct, expand and upgrade their networks. The capital spending patterns of network operators are dependent on a variety of factors, including:

•	competitive pressures, including pricing pressures;

•	consumer demand for new services;

•	an emphasis on generating sales from services delivered over existing networks instead of new network construction or upgrades;

•	evolving industry standards and network architectures;

•	free cash flow and access to external sources of capital; and

•	completion of major network upgrades.

Beginning in late 2000 and continuing into 2004, the telecommunications industry experienced a severe downturn, and many telecom service providers filed for bankruptcy and those companies that survived the downturn substantially curtailed their investments in new equipment. In addition, uncertain and volatile capital markets depressed the market values of network operators and restricted their access to capital, resulting in delays or cancellation of certain projects. Although the telecommunications industry has recently demonstrated signs of recovery from the downturn, any decision by telecommunications companies to curtail capital expenditures, whether caused by economic cycles or other reasons, would have a material adverse effect on our business, financial condition and results of operations.

Demand for our products is dependent on our customers’ willingness to deploy new services, the success of our customers in selling new services to their subscribers, and the willingness of our customers to utilize IP and Ethernet technologies in local access networks.

Demand for our products is dependent on the success of our customers in deploying and selling services to their subscribers. Our BLC 6000 platform simultaneously supports traditional services such as basic voice and broadband Internet access and newer, IP-based services such as VoIP, IPTV and FTTP. If end-user demand for these newer services does not grow as expected and our customers are unable or unwilling to deploy and market these newer services, demand for our products may not grow at rates we anticipate.

Our strategy includes developing products for the local access network that incorporate IP and Ethernet technologies. If these technologies are not widely adopted by telecommunications service providers for use in local access networks, demand for our products may not grow. As a result, we may be unable to recoup our expenses related to the development of these products and our results of operations would be harmed.

We have a history of losses and negative cash flow and we may not be able to generate positive net income and cash flows in the future to support the expansion of our operations.

We have incurred significant losses since our inception, we have never been profitable in any annual period and as of March 26, 2006, we had an accumulated deficit of approximately $108.7 million. For fiscal 2003 and 2004, our auditors included in their opinion regarding our financial statements a qualification regarding our ability to continue as a going concern. While we achieved positive net income during the quarters ended December 25, 2005 and March 26, 2006, we cannot assure you that we will not incur losses or significant negative cash flows in the future. Our inability to do so would materialy and adversely affect our liquidity, results of operations and financial condition.

We have large fixed expenses and will continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions. Given our rapid growth rate, limited operating history and intense competitive pressures we face, we may be unable to adequately control our operating costs. As a result, in order to sustain profitability, we must increase our sales while maintaining control over our expense levels.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement.

In connection with the preparation of our financial statements for the year ended December 26, 2004, the quarter ended March 27, 2005 and the year ended December 25, 2005, our management and independent auditors observed control deficiencies relating to (i) documentation, assessment and testing of key controls over financial processes, including sales recognition; (ii) limitations in financial staffing, with related inadequacies in segregation of duties; (iii) processes for the preparation and review of SEC filings, press releases and review of financial schedules; and (iv) documentation and review of the basis of, support for, and considerations surrounding significant accounting estimates. Because Section 404 of the Sarbanes-Oxley Act does not currently apply to us, we have not determined whether any of the control deficiencies identified above constitute a “material weakness” or “significant deficiency” (as defined by the relevant accounting standards) although it is likely that one or more would. To address these control deficiencies, we have implemented certain remedial actions, including engaging an outside consultant to make recommendations and assist in the remedial process and increasing the staffing of our finance department. We continue to evaluate the status of our internal controls and to take additional actions that are necessary to resolve the control deficiencies identified above.

We may be required to comply with Section 404 in connection with our annual report on Form 10-K for our fiscal year ended December 31, 2006, depending on the trading price of our stock and the amount of our shares held by non-affiliates as of the last trading day of our second fiscal quarter of 2006. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. If we do not complete our compliance activities under Section 404 or the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditor may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Changes in existing accounting or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results or the manner in which we conduct our business. For example, prior to fiscal 2006, we accounted for options granted to employees using the intrinsic value method, which, given that we generally granted employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant, resulted in no compensation expense. Beginning in fiscal 2006, we began recording expenses for our stock-based compensation plans, including option grants to employees, using the fair value method, under which we expect our on-going accounting charges related to equity awards to employees to be significantly greater than those we would have recorded under the intrinsic value method. We expect to continue to use stock-based compensation as a significant component of our compensation package for existing and future employees. Accordingly, changes in accounting for stock-based compensation expense under the newer accounting method are expected to have a material adverse affect on our reported net income. Any similar changes in accounting or taxation rules or practices could have a material impact on our financial results.

We may pursue acquisitions, which could result in operating difficulties, dilution and other harmful consequences.

We may make acquisitions of companies, products, services and technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions that we may consider but do not consummate;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt

•	integrating various accounting, management, information, human resource and other systems to permit effective management; and

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expenses or write-offs of goodwill.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Business combinations and other financial restructurings by telecom service providers or our competitors could adversely affect our business.

In recent years, the telecom service provider market has undergone substantial consolidation, illustrated by the pending mergers of SBC Communications with AT&T and SBC (now renamed AT&T) with

BellSouth, and the completed merger of Verizon Communications with MCI. Transactions such as these generally have negative implications for equipment suppliers like us, including a reduction in the number of potential customers for telecom equipment products, a decrease in aggregate capital spending and greater pricing power by service providers over equipment suppliers. Continued consolidation of the telecom service provider industry, including among IOC customers which we focus on, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

The telecommunications equipment industry is also characterized by frequent mergers and acquisitions, as illustrated by the pending merger of Alcatel with Lucent Technologies and the acquisition of Advanced Fiber Communications by Tellabs. An acquisition of one of our competitors, or merger between our competitors, could harm our competitive position or cause our target customers to delay purchases of our products while they assess the impact of the combination. If a larger company with more resources were to acquire a competitor of ours, they may invest additional resources in developing, marketing and supporting competitive products, which would negatively impact our business, financial condition and results of operations.

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire telecommunications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of our customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the telecommunications industry. These domestic and foreign standards, laws and regulations address various aspects of VoIP and broadband use, including issues relating to liability for information retrieved from, or transmitted over, the Internet. Changes in standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against service providers could adversely affect the development of Internet and other IP-based services. This, in turn, could directly or indirectly materially adversely impact the telecommunications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

If we fail to comply with regulations and evolving industry standards, sales of our existing and future products could be adversely affected.

The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the FCC. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. There can be no assurance that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

Some of our operations are regulated under various federal, state and local environmental laws. Our planned international expansion will likely subject us to additional environmental and other laws. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including telecommunications equipment, to be financially responsible for the specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products that are put on the market by July 1, 2006. Failure to comply with these and other environmental laws could result in fines and penalties and decreased sales, which could adversely affect our planned international expansion and our operating results.

We may not be able to protect our intellectual property, which could adversely affect our ability to compete effectively.

We depend on our proprietary technology for our success and ability to compete successfully. We currently hold 13 issued patents and have several patent applications pending. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the U.S. We cannot assure you that any pending patent applications will result in issued patents, and issued patents could prove unenforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

Our strategic relationship with Tellabs may not result in a material increase in our sales.

In March 2005, we announced a strategic relationship with Tellabs, Inc. and certain of its subsidiaries in which we granted Tellabs exclusive rights to sell certain of our BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. In April 2006, we amended this strategic relationship to, among other things, reduce the number of prospective customers with respect to whom Tellabs’ rights to sell our BLC products is exclusive. In particular, Tellabs’ exclusive rights with respect to regional Bell operating companies and large incumbent local exchange carriers is now limited to one incumbent local exchange carrier. To date, sales from the Tellabs’ relationship have been negligible. Although we believe that the continued strategic relationship with Tellabs offers us important access to larger telecommunications customers, we cannot predict whether we will realize material sales from this relationship. In particular, Tellabs has no minimum purchase commitments under its agreement with us. Moreover, Tellabs is a competitor of ours in certain markets. Although Tellabus has agreed that it will not sell, or help a third party to sell, products that are similar to our BLC products to any of the identified customers where Tellabs has been granted exclusive sales rights, with the exception of these identified exclusive customers, Tellabs remains free to compete with us. Tellabs’ agreement not to sell similar products to the exclusive customers expires upon the expiration of

Tellabs’ exclusivity under our agreement. Tellabs’ exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008 and with respect to the larger IOCs in March 2007, unless Tellabs’ elects to extend the applicable exclusivity periods, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of extension fees that extend the relevant milestone deadlines. In the event that Tellabs performance under these agreements does not meet our expectations, our recourse against Tellabs and our ability to terminate the agreement early is very limited, which would likely result in a loss of our investment of time and expense in this relationship, forgone customer development opportunities and delays in development of larger customer accounts.

We could become subject to litigation regarding intellectual property rights that could materially harm our business.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third-parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we have agreed and may in the future agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third-parties. Any claims asserting that our products infringe or may infringe on proprietary rights of third-parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

Our business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs.

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Some of our key business activities currently take place in regions considered as high risk for certain types of natural disasters. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, because the final assembly and testing of our product line is currently performed in one location in California, any earthquake, fire, other disaster or power outage at this location would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes or floods.

Risks Related to Our Common Stock

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

As of May 1, 2006, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 51% of our outstanding common stock assuming conversion of all outstanding preferred stock. In particular, investment funds affiliated with U.S. Venture Partners, Norwest Venture Partners, New Enterprise Associates and Alta Partners, collectively control approximately 73% of our outstanding voting stock on an as converted basis. Representatives of U.S. Venture Partners and Norwest

Venture Partners are directors of Occam, and Alta Partners has the right to designate a director, although that right has not yet been exercised. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is traded on the NASD’s Over-the-Counter Bulletin Board Market. An active public market for our shares on the OTCBB Market may not develop or be sustained. In particular, limited trading volumes and liquidity limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	A slowdown in the telecommunications industry or general economy.

In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. Assuming conversion of all outstanding preferred stock, we had a total of 15,789,969 shares of common stock outstanding as of April 26, 2006. Of these shares, a substantial majority are either freely tradable, without restriction, in the public market or eligible for registration by us which would make then freely tradable, without restriction in the public market.

In addition, shares of common stock that are either subject to outstanding options, outstanding warrants or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

We may be unable to raise additional capital to fund our future operations, and any future financings or acquisitions could result in substantial dilution to existing stockholders.

While we anticipate that existing cash balances together with any cash from operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future. There is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to us and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. Any failure to obtain financing when and as required will have an adverse and material effect on our business, financial condition and results of operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A. Exhibits

Exhibit No.	Exhibit Title

10.67.2*	Amendment dated March 31, 2006 to the Manufacturing License Agreement dated March 18, 2005 (as amended on May 6, 2005), with Tellabs Petaluma, Inc. (“TPI”) and its Supply Agreement dated March 18, 2005, with Tellabs North America, Inc. (“TNA”).

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Christopher B. Farrell
Christopher B. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.67.2*	Amendment dated March 31, 2006 to the Manufacturing License Agreement dated March 18, 2005 (as amended on May 6, 2005), with Tellabs Petaluma, Inc. (“TPI”) and its Supply Agreement dated March 18, 2005, with Tellabs North America, Inc. (“TNA”).

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.