Form 10-K/A
period 2005-12-31
OCCAM NETWORKS INC/DE
filed 2006-05-19
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30741

OCCAM NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

77 Robin Hill Road Santa Barbara, CA	93117
(Address of principal executive offices)	(Zip Code))

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

As of April 26, 2006, the number of shares outstanding of the registrant’s common stock was 7,055,933 shares (15,789,969 shares including, 8,734,036 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

EXPLANATORY NOTE

This report on Form 10-K/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K, filed by Occam Networks, Inc., a Delaware corporation, on March 30, 2006, in compliance with General Instruction G.3 to Form 10-K. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. All capitalization data in this Amendment give effect to a 1-for-40 reverse split of the shares of our common stock that was effective on March 10, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our directors and certain information about them as of May 15, 2006, are set forth below. Information regarding our executive officers is included in Item 4A, Part I of our Annual Report on Form 10-K previously filed on March 30, 2006, under the caption “Executive Officers of the Registrant.” Information as to the stock ownership of each director, each executive officer named in the summary compensation table set forth on page 6, and all of our current directors and executive officers as a group is set forth below in Item 12 under “Ownership of Securities.”

Name	Age	Position(s) with Occam Networks, Inc.	Director Since
Robert L. Howard-Anderson	49	President, Chief Executive Officer, and Director	2002
Steven M. Krausz (2)(3)	51	Chairman of the Board	1997
Robert B. Abbott (2)	41	Director	2002
Robert E. Bylin (1)	64	Director	2004
Thomas E. Pardun (2)	62	Director	2004
Kenneth R. Cole (1)(3)	58	Director	2004
Brian H. Strom (1)	64	Director	2006

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

Robert L. Howard-Anderson has served as our President and Chief Executive Officer since May 2002 and as one of our directors since July 2002. Mr. Howard-Anderson was Senior Vice President of Product Operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was Vice President of Product Operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and Vice President of Engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Anderson has a B.S. in electrical engineering from Tufts University.

Steven M. Krausz has served as a director of Occam since May 1997 and has served as Chairman since May 2002. As our non-executive Chairman, Mr. Krausz functions as our Lead Director. Mr. Krausz also served as a director of Occam Networks, Inc., the predecessor California corporation that acquired us in May 2002, from February 2000 to May 2002 and served as its Chairman from March 2002 until the closing of the merger, when he became our Chairman. Mr. Krausz has been a managing member of several venture capital funds affiliated with U.S. Venture Partners, a venture capital firm, since August 1985. Mr. Krausz holds a B.S. in electrical engineering and an M.B.A. from Stanford University.

Robert B. Abbott has served as a director of Occam since May 2002. He served as a director of Occam, the California corporation, from February 2001 to May 2002. Mr. Abbott is currently a General Partner with Norwest Venture Partners, a venture capital firm he has been with since August 1998. He also serves as a director for several private companies. Mr. Abbott received a B.S. in electrical engineering, an M.S. in electrical engineering and an M.B.A. from Stanford University.

Robert E. Bylin has served as a director of Occam since September 2004. Mr. Bylin has served as the Chief Financial Officer of Pyxis Technology, Inc., an electronic design automation company, since November 2005. From April 2004 to November 2005, Mr. Bylin served as the Chief Financial Officer of TAK Imaging, a provider of imaging processors. From March 2001 to October 2003, Mr. Bylin served as Chief Financial Officer and Chief Operations Officer for D.T. Consulting, consulting company specializing in technical integration of hardware and software systems. Prior to that he served as Chief Financial Officer and Vice President of Finance for Veridicom, Inc., a semiconductor and software company. Mr. Bylin currently serves as a director for Technology Credit Union. Mr. Bylin received a B.S. in mathematics from Trinity College and an M.B.A. from Harvard.

Thomas E. Pardun has served as director of Occam since September 2004. Mr. Pardun recently retired and is currently engaged in board assignments, venture capital investments and management consulting. Mr. Pardun currently serves on the boards of directors of Western Digital Corporation, a manufacturer of hard-disk drives for personal computer and home entertainment markets, Exabyte Corporation, a provider of tape storage solutions, and two privately-held companies. Mr. Pardun served as Western Digital’s Chairman from January 2000 to January 2002. In addition, from December 2000 to October 2001, he served as Chairman and Chief Executive Officer of edge2Net, a provider of voice, data and video services. From May 1996 to July 2000, Mr. Pardun served as President of MediaOne International, an investment company investing in cable television, telephony and internet properties in the Asia/Pacific region. Prior to that, Mr. Pardun served for three years as President and Chief Executive Officer of US West Multimedia Communications Group, a US West company developing cable television and multimedia business. Mr. Pardun has also served in various executive capacities with US West Communications, Sprint, United Telecommunications, Inc., a predecessor company to Sprint, and IBM over a period of approximately twenty-seven years. Mr. Pardun received a B.B.A. in economics and marketing from University of Iowa and Management School Certificates from Harvard Business School, Stanford University and Dartmouth University.

Kenneth R. Cole has served as a director of Occam since December 2004. Mr. Cole has served as a director since March 2004 and as Vice-Chairman since April 2004 of Valor Communications Group, Inc., a telecommunications service provider in rural communities. From March 2002 to April 2004, Mr. Cole served as Chief Executive Officer of Valor and from January 2000 to March 2002 as Valor’s President and Chief Operating Officer. Prior to 2000, Mr. Cole served in various capacities during a 26-year career at CenturyTel, Inc., a telecommunications company, including serving as Chief Operating Officer from 1999 to January 2000.

Brian H. Strom was appointed to our board of directors on May 17, 2006. Mr. Strom served as President and Chief Executive Officer of SureWest Communications from December 1993 to December 2005 and as a director of SureWest from December 1993 to May 2006. He served as chairman of the United States Telecom Association (USTA) from October 2003 to October 2004. He also served as chair of the Sacramento Area Commerce and Trade Organization (SACTO) from July 2003 to July 2004, and served as chairman of the California Telephone Association from February 2001 to February 2002. In 2002, Mr. Strom was honored by the Sacramento Metropolitan Chamber of Commerce as Businessman of the Year.

No family relationships exist between any of our directors and executive officers.

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our audit committee is primarily responsible for selecting our independent registered public accounting firm, overseeing our internal financial reporting and accounting controls and consulting with and reviewing the services provided by our independent registered public accounting firm.

Until May 2006, our audit committee consisted of directors Robert B. Abbott, Robert E. Bylin, and Steven M. Krausz. In May 2006, the audit committee was reconstituted to consist of directors Robert E. Bylin, Brian Strom, and Kenneth R. Cole. Mr. Bylin serves as the chairman of the audit committee. The audit committee as currently constituted satisfies the director independence requirements of The NASDAQ National Market and the audit committee director independence requirements established by the SEC that apply to companies listed on NASDAQ. Our board of directors has determined that Mr. Bylin is an “audit committee financial expert” as defined by SEC regulations. This designation is a disclosure requirement of the SEC and does not impose upon Mr. Bylin any duties, obligations, or liability greater than that which would otherwise be imposed by virtue of his membership on the board or the audit committee. In addition, this designation does not affect the duties, obligations, or liabilities of any other director or audit committee member. Our board of directors has determined that each audit committee member has sufficient knowledge in reading and understanding financial statements to serve on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2005 fiscal year transactions in the common stock and their common stock holdings, and (ii) the representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2005 fiscal year, we believe that, except as noted below, all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

Certain funds and individuals affiliated with New Enterprise Associates, and certain funds and individuals affiliated with U.S. Venture Partners, were each delinquent in the filing of a Form 4 relating to the purchase of shares of our Series A-2 preferred stock.

Howard Bailey, our former Chief Financial Officer, was delinquent in the filing of a Form 4 relating to the purchase of shares of our common stock.

Mr. Abbott, Mr. Mason, Mr. Pardun and Mr. Cole were each delinquent in the filing of a Form 4 relating to the grants of options to purchase shares of our common stock.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned for services rendered during the 2005, 2004 and 2003 fiscal years by our current chief executive officer and for each of our four other most highly compensated executive officers whose salary and bonus for the 2005 fiscal year was in excess of $100,000. No other executive officer that would otherwise have been included in this table on the basis of salary and bonus earned for the 2005 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
		Annual Compensation		Securities Underlying Options/ SARs (#)
Name and Principal Positions	Years	Salary ($)	Bonus ($)
Current Executive Officers:

Robert L. Howard-Anderson	2005	$184,898	$168,535	—
President and Chief Executive Officer	2004	181,937	—	—
	2003	161,417	—	80,625

Mark Rumer	2005	$155,501	$2,494	57,344
Chief Technology Officer	2004	155,354	—	—
	2003	149,600	18,695	25,000

Russell J. Sharer	2005	$161,843	$25,000	50,505
Vice President of Sales & Marketing	2004	154,670	—	—
	2003	141,742	—	28,076

Gregory R. Dion (2)	2005	$154,195	$2,348	75,000
Vice President of Operations	2004	—	—	—
	2003	—	—	—

David C. Mason (3)	2005	$175,001	$2,568	38,563
Vice President of Engineering	2004	84,808	—	62,500
	2003	—	—	—
Former Executive Officer:

Howard M. Bailey (4)	2005	$194,884	—	16,438
Chief Financial Officer	2004	181,937	—	—
	2003	161,417	—	25,000

(1)	Includes a cash bonus payment of $2,935 and a grant of 15,000 shares of restricted common stock. Mr. Howard-Anderson was issued a net of 10,967 shares, reflecting a reduction of 4,033 in the number of shares otherwise issuable to Mr. Howard-Anderson to satisfy tax withholding obligations. The last sale price per share of our common stock on September 12, 2005, the date of grant, as reported by the OTC Bulletin Board was $11.04. Based on such price, the value of the aggregate share grant on the date of grant was $165,600. All of the shares subject to the restricted stock grant were fully vested upon issuance to Mr. Howard-Anderson.
(2)	Mr. Dion was named our Vice President of Operations in February 2005.
(3)	Mr. Mason was named our Vice President of Engineering in July 2004.
(4)	Mr. Bailey served as our Chief Financial Officer from June 2002 to December 31, 2005.

Stock option grants

The following table contains information concerning the stock options granted during our 2005 fiscal year to each of our executive officers named above in the summary compensation table. Grants were made under our amended and restated 2000 Stock Incentive Plan. We did not grant any stock appreciation rights during the 2005 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Current Executive Officers:
Robert L. Howard-Anderson	—	—	$—	—	$—	$—
Mark Rumer (2)	57,344	12.0%	4.20	1/18/2015	151,466	383,845
Russell J. Sharer (2)	50,505	10.6%	4.20	1/18/2015	133,402	338,066
Gregory R. Dion (2)	75,000	15.7%	3.60	3/3/2015	169,802	430,310
David C. Mason (2)	38,563	8.1%	4.20	1/18/2015	101,859	258,130
Former Executive Officer:
Howard M. Bailey	16,438	3.4%	$4.20	1/18/2015	$43,419	$110,031

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.
(2)	These options have a term of ten years and vest over four years, with 25% of the option shares vesting one year after the option grant date and the remaining option shares vesting in equal monthly installments over the succeeding thirty-six months.
(3)	The exercise price for each option is equal to the fair value of the common stock on the date of grant; the closing stock price of our common stock.

Aggregated option exercises and fiscal year-end values

The following table provides information, with respect to each of our executive officers named above in the summary compensation table, concerning unexercised options held by them at the end of the 2005 fiscal year. None of the named executive officers exercised any stock options or stock appreciation rights during the 2005 fiscal year, and no stock appreciation rights were held by any named executive officer at the end of such year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the- Money Options at Fiscal Year End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Current Executive Officers:
Robert L. Howard-Anderson	129,024	33,081	$1,051,738	$260,069
Mark Rumer	48,535	52,903	391,299	412,643
Russell J. Sharer	53,600	47,838	445,397	373,175
Gregory R. Dion	—	75,000	—	630,000
David C. Mason	31,777	69,286	239,206	524,285
Former Executive Officer:
Howard M. Bailey	62,604	33,834	432,436	256,280

(1)	Determined based on the closing selling price per share of our common stock on the OTC Bulletin board on December 23, 2005, less the option exercise price payable per share.

Employment contracts and change in control arrangements

Robert L. Howard-Anderson, our current President and Chief Executive Officer, is a party to an employment agreement with Occam, which became effective as of February 14, 2002 when he joined Occam CA as Senior Vice President of Product Operations. In connection with his employment agreement, Mr. Howard-Anderson was granted an option to purchase 81,479 shares of our common stock at an exercise price of $3.60 per share. One-fourth of the shares subject to the option vested one year after the commencement of his employment and the remainder are vesting in equal installments each month thereafter so that the option will be fully vested and exercisable four years from the vesting commencement date. If Mr. Howard-Anderson is involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we do not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on the unvested portion of the option to purchase 81,479 shares of our common stock will accelerate and vest to the extent of an additional 25% of the number of shares originally granted.

Our board of directors has approved the terms of an employment agreement to be entered into with Christopher B. Farrell, our current Chief Financial Officer. Under the terms of the employment agreement, if Mr. Farrell is involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we do not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on the unvested portion of all options to purchase our common stock held by Mr. Farrell will accelerate and vest to the extent of an additional 20% of the number of shares originally granted under such options. As of May 15, 2006, Mr. Farrell held options to purchase an aggregate of 81,500 shares of our common stock at a weighted average exercise price of $14.29. As of May 15, 2006, none of the shares subject to such options were vested.

The compensation committee of the board of directors, as the plan administrator of the amended and restated 2000 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by the chief executive officer, or any other executive officer, or any unvested share issuances actually held by such individual, in connection with certain changes in control of Occam or the subsequent termination of the officer’s employment following the change in control event.

Pursuant to agreements between us and directors Robert Bylin, Thomas Pardun and Kenneth Cole, each of these directors received certain options to purchase our common stock. In the event of a merger, consolidation, sale of all assets or other change of control of our company, all such options held by these directors will accelerate and vest immediately prior to the closing of such change of control transaction.

Compensation committee interlocks and insider participation

Our compensation committee is responsible for determining salaries, incentives, and other forms of compensation for directors, officers, and other employees of Occam. Until May 2006, our compensation committee consisted of directors Steven M. Krausz and Thomas E. Pardun. In May 2006, the compensation committee was reconstituted to consist of directors Robert B. Abbott, Steven M. Krausz and Thomas E. Pardun, none of whom was an officer or employee of Occam during fiscal 2005. None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

We currently compensate directors in cash for their service as members of our board of directors, in addition to reimbursing directors for all reasonable expenses incurred by them in attending board and committee meetings. We currently compensate our directors $4,000 per quarter for service on the board, $1,000 for each meeting they attend and $250 for each ad hoc telephone meeting.

In fiscal 2005, non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under our amended and restated 2000 Stock Incentive Plan. Under such program, each individual who first joined our board as a non-employee director received, at the time of such initial election or appointment, an automatic option grant to purchase 750 shares of our common stock, provided such person had not previously been in our employ. In addition, on the date of each annual stockholders meeting, each individual who was to continue to serve as a non employee board member, whether or not such individual was standing for reelection at that particular annual meeting, was be granted an option to purchase 250 shares of common stock, provided such individual had served as a non-employee board member for at least six months. Directors who were also employees were eligible to receive options and be issued shares of common stock directly under our amended and restated 2000 Stock Incentive Plan. As noted in the table below, in fiscal 2005 we granted options to certain of our directors under the Discretionary Option Grant Program under the amended and restated 2000 Stock Incentive Plan.

Each grant under the Automatic Option Grant Program or the amended and restated 2000 Stock Incentive Plan had an exercise price per share not less than the fair market value per share of our common stock on the grant date, and had a maximum term of ten years, subject to earlier termination if such individual ceases to serve as a member of our board of directors.

In May 2006, our board of directors approved the 2006 Equity Incentive Plan, which replaced our amended and restated 2000 Stock Incentive Plan. Going forward, option grants to our directors will be made under the 2006 Equity Incentive Plan. Under the 2006 Equity Incentive Plan, each non-employee director will be automatically granted an option to purchase 20,000 shares of our common stock upon the date on which such individual becomes a director, provided such individual has not previously been in our employ. In addition, beginning in fiscal 2007, at each of our annual stockholders meetings, each non-employee director who was a non-employee director on the date of the prior year’s annual meeting will be automatically granted an option to purchase 5,000 shares of our common stock. Directors who are also employees are eligible to receive options and be issued shares of common stock directly under the 2006 Equity Incentive Plan.

Each grant to our directors under the 2006 Equity Incentive Plan will have an exercise price per share not less than the fair market value per share of our common stock on the grant date, and will have a maximum term of ten years, subject to earlier termination if the individual ceases to serve as a member of our board of directors.

The following table sets forth options granted to our non-employee directors under our amended and restated 2000 Stock Incentive Plan during the year ended December 25, 2005 and through May 17, 2006.

	Director Grants
Name	Grant Date	Number of Securities Underlying Options Granted	Vesting Commencement Date	Exercise Price Per Share	Expiration Date
Robert E. Bylin (1)	09/21/05	625	09/21/05	$11.00	09/21/15
	04/27/06	5,000	04/27/06	$20.75	04/27/16
Kenneth R. Cole (1)	01/18/05	11,250	11/29/04	$4.20	01/17/15
	09/21/05	625	09/21/05	$11.00	09/21/15
	04/27/06	5,000	04/27/06	$20.75	04/27/16
Thomas E. Pardun (1)	09/21/05	625	09/21/05	$11.00	09/21/15
Brian H. Strom (1)	05/17/06	16,250	05/17/06	$19.00	05/17/16

(1)	Each option vests at the rate of 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock and Series A-2 preferred stock on April 26, 2006. Based on the current conversion price of $4.40, the 3,842,976 shares of Series A-2 preferred stock outstanding on April 26, 2006 are convertible into approximately 8,734,036 shares of common stock. The table also reflects ownership of the Series A-2 preferred stock as a separate class. The table reflects beneficial ownership for the following persons and classes of persons:

•	each person who is the beneficial owner of 5% or more of the outstanding shares of our common stock or preferred stock;

•	each director of Occam;

•	each executive officer named in the summary compensation table on page 5 of this Form 10-K/A; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. In computing the number of shares of common stock beneficially owned, shares subject to options or warrants held by a stockholder that are exercisable within sixty days of April 26, 2006 are deemed outstanding for the purpose of determining the percentage ownership of that stockholder. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other stockholder. As of April 26, 2006, we had 7,055,933 shares of common stock outstanding and 3,842,976 shares of Series A-2 preferred stock outstanding. Assuming conversion of all outstanding Series A-2 preferred stock at the current conversion price, we would have had outstanding 15,789,969 shares of common stock as of April 26, 2006. Unless otherwise indicated, the address for each person is our address at 77 Robin Hill Road, Santa Barbara, California 93117.

				Series A-2 Preferred Stock
						Percentage Series A-2 Beneficially Owned As a Separate Class	As-converted (2)
	Common Stock (1)			Number of Shares of Series A-2 Preferred Purchased			Number of Common Shares Beneficially Owned After Conversion	Percentage of Shares Beneficially Owned after Conversion
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Current Directors and Named Executive Officers:
Robert L. Howard-Anderson	152,761	(3)	2.2%	2,000		*	157,306	1.0%
Mark Rumer	216,906	(4)	3.1%	2,000		*	221,451	1.4%
Gregory R. Dion	28,439	(5)	*	1,834		*	32,607	*
David C. Mason	42,659	(6)	*	—		—	42,659	*
Russell J. Sharer	68,195	(7)	1.0%	—		—	68,195	*
Steven M. Krausz	2,118,581	(8)	30.0%	1,390,910	(9)	36.2%	5,279,740	33.4%
Robert B. Abbott	968,850	(10)	13.7%	653,200	(11)	17.0%	2,453,395	15.5%
Robert E. Bylin	4,985	(12)	*	—		—	4,985	*
Thomas E. Pardun	4,985	(13)	*	—		—	4,985	*
Kenneth R. Cole	4,282	(14)	*	—		—	4,282	*
Brian H. Strom	—		—	—		—	—	—
All current directors and executive officers as a group (12 persons)	3,610,643		51.2%	2,049,944		53.3%	8,269,605	52.4%
Former Named Executive Officer:
Howard M. Bailey	51,875		*	—		—	51,875	*

5% Stockholders
Alta Partners	—		—	826,800	(15)	21.5%	1,879,090	11.9%
One Embarcadero Center,
Suite 4050
San Francisco, CA 94111
U.S. Venture Partners	2,116,831	(16)	30.0%	1,390,910	(17)	36.2%	5,277,990	33.4%
2735 Sand Hill Road
Menlo Park, CA 94025
New Enterprise Associates	1,140,285	(18)	16.2%	320,000	(19)	8.3%	1,867,557	11.8%
2490 Sand Hill Road
Menlo Park, CA 94025
Norwest Venture Partners	967,600	(20)	13.7%	653,200	(21)	17.0%	2,452,145	15.5%
525 University Avenue,
Suite 800
Palo Alto, CA 94301
Tellabs Equity Holdings Corporation	—		—	200,000		5.2%	454,545	2.9%
1465 North McDowell Boulevard
Petaluma, CA 94954

*	Represents less than 1% of the total shares.
(1)	Based on outstanding shares of common stock as of April 26, 2006, and includes options and warrants to acquire shares of common stock held by the named individual or entity, and all executive officers as a group, that were exercisable within 60 days after April 26, 2006.
(2)	Based on outstanding shares of common stock, assuming conversion of all outstanding Series A-2 preferred stock, and includes options and warrants to acquire shares of common stock held by the named individual or entity, and all executive officers as a group, that were exercisable within 60 days after April 26, 2006. Assumed conversion ratio for conversion of Series A-2 preferred stock into common stock is 2.27275 shares of Common Stock for each issued and outstanding share of Series A-2 preferred stock. Applicable conversion ratio is subject to adjustment as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2003 and the Certificate of Designation of the Series A-2 preferred stock filed as Exhibit 4.4 of such Form 8-K.
(3)	Includes options to purchase 141,794 shares within 60 days of April 26, 2006.
(4)	Includes options to purchase 58,828 shares within 60 days of April 26, 2006.
(5)	Includes options to purchase 23,439 shares within 60 days of April 26, 2006.
(6)	Includes options to purchase 42,659 shares within 60 days of April 26, 2006.
(7)	Includes options to purchase 63,102 shares within 60 days of April 26, 2006.

(8)	Includes (a) 258,160 shares held by U.S. Venture Partners V, L.P. (“USVP V”); (b) 14,341 shares held by USVP V International, L.P. (“V Int’l”); (c) 8,032 shares held by 2180 Associates Fund V, L.P. (“2180 V”); (d) 6,311 shares held by USVP V Entrepreneur Partners, L.P. (“EP V”); (e) 1,756,789 shares held by U.S. Venture Partners VII, L.P. (“USVP VII”); (f) 36,600 shares held by 2180 Associates Fund VII, L.P. (“2180 VII”); (g) 18,299 shares held by USVP Entrepreneur Partners VII-A L.P. (“EP VII-A”); and (h) 18,299 shares held by USVP Entrepreneur Partners VII-B L.P. (“EP VII-B”). Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. (“PMG V”) and Presidio Management Group VII, L.L.C. (“PMG VII”). PMG V is the general partner of each of USVP V, V Int’l, 2180 V and EP V. PMG VII is the general partner of USVP VII, 2810 VII, EP VII-A and EP VII-B. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V Int’l, 2180 V, EP V, USVP VII, 2180 VII, EP VII-A and EP VII-B, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein. Also includes options to purchase 1,750 shares within 60 days of April 26, 2006 held by Mr. Krausz. Information with respect to the number of shares held by certain entities affiliated with U.S. Venture Partners (“USVP”) is based on the Schedule 13D/A filed with the SEC by USVP on January 27, 2005.
(9)	Includes (a) 1,224,000 shares held by USVP VII; (b) 25,500 shares held by 2180 VII; (c) 12,750 shares held by EP VII-A; (d) 12,750 shares held by EP VII-B; (e) 104,319 shares held by USVP V; (f) 5,796 shares held by V Int’l; (g) 3,245 shares held by 2180 V; and (h) 2,550 shares held by EP V. Mr. Krausz is a managing member of PMG V and PMG VII. As noted in footnote 8, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims beneficial interest in such shares, except as to his proportionate membership interest therein. Information with respect to the number of shares held by USVP is based on the Schedule 13D/A filed with the SEC by USVP on January 27, 2005, and the Forms 4 filed with the SEC by PMG V and PMG VII on March 24, 2005.
(10)	Includes (a) 921,819 shares held by Norwest Venture Partners VIII L.P. (“NVP VIII”); (b) 45,781 shares held by NVP Entrepreneurs Fund VIII L.P. (“NVP EF VIII”); and (c) options to purchase 1,250 shares within 60 days of April 26, 2006 held by Mr. Abbott. Information with respect to the number of shares held by certain entities affiliated with Norwest Venture Partners (“NVP”) is based on the Form 4 filed by NVP on November 21, 2003. Mr. Abbott is a general partner of NVP and may be deemed to beneficially own the shares held by NVP.
(11)	Includes (a) 622,283 shares held by NVP VIII and (b) 30,917 shares held by NVP EF VIII. As noted in footnote 10, as a general partner of NVP, Mr. Abbott may be deemed to beneficially own the shares held by NVP.
(12)	Includes options to purchase 531 shares within 60 days of April 26, 2006.
(13)	Includes options to purchase 531 shares within 60 days of April 26, 2006.
(14)	Includes options to purchase 532 shares within 60 days of April 26, 2006.
(15)	Includes (a) 799,793 shares held by Alta California Partners III, L.P. and (b) 27,007 shares held by Alta Embarcadero Partners III, LLC. Information with respect to the number of shares held by certain entities affiliated with Alta Partners (“AP”) is based on the Schedule 13D/A filed with the SEC by AP on April 4, 2006, and the Form 4 filed with the SEC by AP on April 21, 2005.
(16)	Includes (a) 258,160 shares held by USVP V; (b) 14,341 shares held by V Int’l; (c) 8,032 shares held by 2180 V; (d) 6,311 shares held by EP V; (e) 1,756,789 shares held by USVP VII; (f) 36,600 shares held by 2180 VII; (g) 18,299 shares held by EP VII-A; and (h) 18,299 shares held by VII-B. Information with respect to the number of shares held by USVP is based on the Schedule 13D/A filed with the SEC by USVP on January 27, 2005.
(17)	Includes (a) 1,224,000 shares held by USVP VII: (b) 25,500 shares held by 2180 VII; (c) 12,750 shares held by EP VII-A; (d) 12,750 shares held by EP VII-B; (e) 104,319 shares held by USVP V; (f) 5,796 shares held by V Int’l; (g) 3,245 shares held by 2180 V; and (h) 2,550 shares held by EP V. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. (“PMG V”) and Presidio Management Group VII, L.L.C. (“PMG VII”). Information with respect to the number of shares held by USVP is based on the Schedule 13D/A filed with the SEC by USVP on January 27, 2005.
(18)	Includes 1,140,285 shares held by New Enterprise Associates 9, Limited Partnership (“NEA 9”). Information with respect to the number of shares held by NEA 9 is based on the Schedule 13D/A filed with the SEC by certain entities affiliated with New Enterprise Associates (“NEA”) on April 21, 2006.
(19)	Includes 320,000 shares held by NEA 9. Information with respect to the number of shares held by NEA 9 is based on the Schedule 13D/A filed with the SEC by NEA on April 21, 2006.
(20)	Includes (a) 921,819 shares held by NVP VIII and (b) 45,781 shares held by NVP EF VIII. Information with respect to the number of shares held by certain entities affiliated with NVP is based on the Form 4 filed by NVP on November 21, 2003.
(21)	Includes (a) 622,283 shares held by NVP VIII and (b) 30,917 shares held by NVP EF VIII.

Equity Compensation Plan Information

The following table provides information as of December 25, 2005, about shares of our common stock that may be issued upon the exercise of options and similar rights under all of our existing equity compensation plans, including our amended and restated 2000 Stock Incentive Plan, 1999 Stock Plan, and 2000 Employee Stock Purchase Plan. Our stockholders have approved all of our equity incentive plans. Occam CA’s stockholders approved its 1999 Stock Plan. Options to purchase shares of Occam CA common stock granted pursuant to Occam CA’s 1999 Stock Plan were assumed by us in connection with the merger of Occam CA and Accelerated Networks and are governed by the terms of that plan. No additional options will be issued under the 1999 Stock Plan and employee contributions and stock issuances under the 2000 Employee Stock Purchase Plan have been terminated.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (1)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,767,484	(2)	$9.59	(3)	711,831	(4)
Equity compensation not approved by security holders	—		$—		—
Total	1,767,484		$9.59		711,831

(1)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under such plan. The 2000 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.
(2)	Reflects the number of shares of common stock to be issued upon exercise of outstanding options under the amended and restated 2000 Stock Incentive Plan and the 1999 Stock Plan.
(3)	Reflects weighted average exercise price of outstanding options under the amended and restated 2000 Stock Incentive Plan and 1999 Stock Plan.
(4)	Includes 446,213 shares available for future issuance under the amended and restated 2000 Stock Incentive Plan and 265,618 shares available for future issuance under the 2000 Employee Stock Purchase Plan in the event it is re-instated. The amended and restated 2000 Stock Incentive Plan provides that the number of securities available for issuance under such plan shall automatically increase on the first trading day of January each calendar year by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Employment and indemnification arrangements

We are a party to an employment agreement with our Chief Executive Officer as described under the caption “Employment contracts and change in control arrangements,” on page 8 of this Form 10-K/A.

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify each such director and officer against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. We also provide director and officer liability insurance to our directors and officers at our expense. We have been named as defendants in several class action lawsuits generally referred to as “IPO Allocation” and “Florida IPO Allocation” claims relating to our initial public offering in June 2000. Certain of our former officers and directors, and one of our current directors, Steven Krausz, have been named as co-defendants in these class action lawsuits and we may be required to indemnify these persons in connection with the lawsuits and our director and officer liability insurance provider may be required to pay damages, awards or settlement amounts on behalf of such former directors and officers.

Series A-2 financing

In October 2003, in light of a substantial need for additional working capital, our board of directors delegated full authority to a special financing committee of the board to structure, negotiate, and conclude, with the assistance of Occam’s financial advisor and Chief Financial Officer, an equity financing transaction with existing investors. Occam had previously sought alternative sources of financing from new investors but had not been successful in obtaining any financing commitments. The special committee was initially comprised of Robert L. Howard-Anderson, who serves as our President and Chief Executive Officer and as a member of our board of directors. In January 2004, Tom Frederick joined our board of directors and was appointed to serve as a member of the special financing committee. Mr. Frederick resigned from the board of directors in September 2004. Directors Robert E. Bylin and Kenneth Cole were appointed to the committee in January 2005.

In November 2003, the special committee designated a new series of our preferred stock as the Series A-2 preferred stock, and we raised approximately $16.1 million in the initial private placement of Series A-2 preferred stock. The principal investors at the initial closing were investment funds affiliated with U.S. Venture Partners (USVP), Norwest Venture Partners (Norwest), and New Enterprise Associates (NEA). These investors collectively held approximately 64.7% of our outstanding common stock immediately prior to the private placement, and representatives of each of these funds serve on our board of directors. We sold the Series A-2 preferred stock at a price of $10.00 per share, and each share is presently convertible into approximately 2.27275 shares of common stock at a common-equivalent conversion price of $4.40.

In January and February 2004, the special committee, together with Occam’s financial advisors, negotiated the terms of an additional investment in the Series A-2 preferred stock by investment funds affiliated with Alta Partners. Alta had not previously invested in Occam. At a closing held in March 2004, Alta invested $4.0 million in the Series A-2 preferred stock financing at the same price per share and with substantially similar contractual rights as those established at the initial closing. As a condition to obtaining Alta’s investment, however, the special financing committee approved our granting to Alta Partners warrants to acquire up to an additional $3.8 million of Series A-2 preferred stock at an exercise price of $10.00 per share. No other purchasers of Series A-2 preferred stock in the private placement transactions received any warrants, and purchasers in the recent rights offering did not receive any warrants. The amount of the Alta warrants was subject to reduction based on our ability to raise additional financing. In April 2004, investment funds affiliated with USVP and Norwest purchased additional shares of Series A-2 preferred stock for an aggregate additional investment of $1.5 million. As a result, the amount subject to the Alta warrants automatically decreased to approximately $2.3 million. This amount was subject to further reduction by the amount, if any, that we raised in excess of $1.5 million in connection with the rights offering. To the extent exercisable, Alta was permitted to exercise these warrants during the period beginning after the end of the rights offering and continuing through September 2005. In April 2005, Occam’s Board of Directors approved an amendment of the warrant to permit Alta to exercise it immediately for a total of 226,800 shares of Series A-2 preferred stock. The Board approved the amendment because the commencement of the rights offering had been substantially delayed from the anticipated schedule at the time the warrant was issued, because the warrant would otherwise expire in September 2005, and because it was not clear if the rights offering would be concluded before the expiration of the warrant. On April 20, 2005, Alta exercised the warrant in full, acquiring 226,800 shares of Series A-2 preferred stock for aggregate proceeds of $2.3 million.

Alta was also granted certain board rights and observer rights in connection with its investment. Under these rights, Alta may require us to nominate a designee of Alta for election to the board of directors in connection with any meeting of stockholders at which directors will be elected and to include the nomination in any stockholder solicitation materials relating to the election. We are then required to use our commercially reasonable efforts to cause the election of Alta’s designee and to maintain the designee as a director. In addition, Alta may at any time request that the board of directors appoint a designee of Alta to serve as a director. In such event, we have agreed to use our commercially reasonable efforts to cause Alta’s designee to be appointed to the board, to cause the nomination of the designee in connection with subsequent stockholder solicitations to elect directors, to recommend election of the Alta designee as part of any such solicitation, and to maintain the status of Alta’s designee as a director. If Alta has not designated a director, we have agreed to permit one representative of Alta to attend and participate in board meetings in a non-voting observer capacity, subject to our ability to exclude the observer from such meetings under certain circumstances.

From November 2003 through the end of 2004, Occam raised gross proceeds of approximately $22.2 million through the issuance of our Series A-2 preferred stock. Occam raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock. In addition, In March 2005, a holder of an outstanding promissory note converted $534,790 of outstanding principal and accrued interest into shares of

Series A-2 preferred stock and, as noted above, in April 2005, Alta exercised its warrants to purchase 226,800 shares of Series A-2 preferred stock for $2,268,000. The outstanding shares of Series A-2 preferred stock are presently convertible into approximately 8,734,036 shares of common stock and, for voting purposes, will have a number of votes equal to the number of shares of common stock that are issuable upon conversion.

Each of USVP, NEA, and Norwest held in excess of 5% of our outstanding voting stock at the time of the financing, and each continues to hold in excess of 5% of our outstanding common stock and in excess of 5% of our outstanding Series A-2 preferred stock. Affiliates of each of these investment firms currently serve on our board of directors. Director Steven M. Krausz is a managing member of the general partner of USVP. Robert B. Abbott is a general partner of Norwest. Former director Thomas C. McConnell is a former general partner of NEA.

Restricted stock grant

On September 12, 2005, our Board of Directors, based on the recommendation of its Compensation Committee, approved a restricted stock grant to Robert Howard-Anderson, our Chief Executive Officer. The restricted stock grant consisted of 15,000 shares of our common stock, subject to applicable tax withholding, and is subject to the terms and conditions of our executive officer stock grant program—restricted stock grant agreement. On September 12, 2005, we entered into the restricted stock grant agreement with Mr. Howard-Anderson and issued to him a net of 10,967 shares of our common stock, reflecting a reduction of 4,033 in the number of shares otherwise issuable to Mr. Howard-Anderson to satisfy tax withholding obligations. All of the shares subject to the restricted stock grant were fully vested upon issuance to Mr. Howard-Anderson. The aggregate fair market value of the shares on the date of grant was $165,600, based on the last sale price per share of our common stock on September 12, 2005 of $11.04, as reported by the OTC Bulletin Board.

Statement regarding affiliate transactions

We believe that all of the transactions described above were made on terms no less favorable to Occam than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Singer Lewak Greenbaum & Goldstein LLP during the 2005 fiscal year and PricewaterhouseCoopers LLP during the 2005 and 2004 fiscal years are summarized below:

Nature of Service	Fiscal Year 2005	Fiscal Year 2004
Audit Fees (1)	$194,611	$275,255
Audit-Related Fees (2)	$118,875	$20,740
Tax Fees (3)	$2,713	$23,075
All Other Fees (4)	$—	$—

(1)	Audit Fees—These are fees for professional services performed by Singer Lewak Greenbaum & Goldstein LLP for reviewing our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements and fees for professional services performed by PricewaterhouseCoopers LLP for auditing our annual financial statements and reviewing our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. For fiscal 2005, $165,871 of these fees were attributable to Singer Lewak Greenbaum & Goldstein LLP, and $28,740 of these fees were attributable to PricewaterhouseCoopers LLP.
(2)	Audit-Related Fees—These are fees for the assurance and related services performed by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements. For fiscal 2005 these services consisted primarily of accounting consultations related to the filing of registration statements related to our rights offering, and in fiscal 2004 these services consisted primarily of accounting consultations related to the issuance of our Series A-2 preferred stock. For fiscal 2005, $46,275 of these fees were attributable to Singer Lewak Greenbaum & Goldstein LLP, and $72,600 of these fees were attributable to PricewaterhouseCoopers LLP.
(3)	Tax Fees—These are fees for professional services performed by PricewaterhouseCoopers LLP with respect to various advisory services related principally to tax preparation services and tax consultation services. For fiscal 2005 and 2004, Singer Lewak Greenbaum & Goldstein LLP did not perform any services that fell within this category.

(4)	All Other Fees—These are fees for permissible services performed by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP that do not fall within the above categories. For fiscal 2005 and 2004, neither firm performed any services that fell within this category.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm subject to limited discretionary authority granted to our chief financial officer. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. For fiscal 2005, the audit committee reviewed and pre-approved all audit and permissible non-audit fees for services provided by PricewaterhouseCoopers LLP and Singer Lewak Greenbaum & Goldstein LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Previously filed with our Annual Report on Form 10-K filed on March 30, 2006.

(2) Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto previously filed with our Annual Report on Form 10-K filed on March 30, 2006.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

Exhibit No.	Exhibit Title
3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005. (Incorporated by reference to Exhibit 3.1.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

Exhibit No.	Exhibit Title
4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.9(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

10.14(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

10.25(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

10.26(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

Exhibit No.	Exhibit Title
10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9, 2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46(3)	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47(3)	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48(3)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.50(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

Exhibit No.	Exhibit Title
10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

Exhibit No.	Exhibit Title
10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.70(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.76(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

10.77	Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78(3)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

24.1	Power of Attorney (included on page 23)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006).

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.

(b)	Exhibits

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

OCCAM NETWORKS, INC.

Date: May 19, 2006	By:	/s/ Robert L. Howard-Anderson
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

Signature	Title	Date

/s/ Robert L. Howard-Anderson Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2006

/s/ Christopher B. Farrell Christopher B. Farrell	Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2006

/s/ Steven M. Krausz* Steven M. Krausz	Director	May 19, 2006

/s/ Robert E. Bylin* Robert E. Bylin	Director	May 19, 2006

/s/ Robert B. Abbott* Robert B. Abbott	Director	May 19, 2006

/s/ Thomas E. Pardun* Thomas E. Pardun	Director	May 19, 2006

/s/ Kenneth R. Cole* Kenneth R. Cole	Director	May 19, 2006

Brian Strom	Director	May , 2006

* By:	/s/ Christopher B. Farrell Christopher B. Farrell, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005. (Incorporated by reference to Exhibit 3.1.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

Exhibit No.	Exhibit Title
10.9(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9, 2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46(3)	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47(3)	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48(3)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50(3)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

Exhibit No.	Exhibit Title
10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.70(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.76(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

10.77	Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78(3)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

Exhibit No.	Exhibit Title
24.1	Power of Attorney (included on page 23)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.