Form 10-Q
period 2006-06-25
OCCAM NETWORKS INC/DE
filed 2006-08-09
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 25, 2006

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

As of June 25, 2006, the number of shares outstanding of the registrant’s common stock was 7,264,045 shares (15,863,517 shares including 8,599,472 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data and liquidation preference amounts)

	25-Jun-06	25-Dec-05
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,388	$6,571
Restricted cash	5,300	3,749
Accounts receivable, net	9,864	9,403
Inventories, net	6,407	4,448
Prepaid and other current assets	1,786	1,684

Total current assets	30,745	25,855
Property and equipment, net	1,714	1,889
Other assets	183	203

Total assets	$32,642	$27,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,087	$4,100
Accrued expenses	3,926	4,859
Deferred revenues	2,631	1,600
Current portion of long-term debt and capital lease obligations	—	1,233

Total current liabilities	13,644	11,792
Long-term debt and capital lease obligations	—	1,324

Total liabilities	13,644	13,116
Commitments and contingencies (note 4)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, 4,600 shares authorized, 3,784 and 3,560 shares issued and outstanding at June 25, 2006 and at December 25, 2005, respectively; $114 million and $107 million liquidation preference at June 25, 2006 and December 25, 2005, respectively	36,390	34,869
Series A-2 convertible preferred stock warrant	—	73
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000 shares authorized; 7,264 and 6,871 shares issued and outstanding at June 25, 2006 and December 25, 2005, respectively	275	275
Additional paid-in capital	90,252	87,903
Warrants	454	559
Deferred stock compensation	—	(28)
Accumulated deficit	(108,373)	(108,820)

Total stockholders’ deficit	(17,392)	(20,111)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,642	$27,947

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	25-Jun-06	26-Jun-05	25-Jun-06	26-Jun-05
Sales	$16,249	$8,740	$30,459	$15,661
Cost of sales	9,989	6,771	18,379	11,887

Gross profit	6,260	1,969	12,080	3,774
Operating expenses:
Research and product development	2,388	1,736	4,878	3,448
Sales and marketing	2,618	2,012	4,835	3,640
General and administrative	982	700	1,913	1,430

Total operating expenses	5,988	4,448	11,626	8,518

Profit (loss) from operations	272	(2,479)	454	(4,744)
Interest income (expense), net	95	(56)	5	(169)

Profit (loss) before provision for income taxes	367	(2,535)	459	(4,913)
Provision for income taxes	9	—	12	—

Net income (loss)	358	(2,535)	447	(4,913)
Beneficial conversion feature	—	(35)	(3,437)	(1,822)

Net income (loss) attributable to common stockholders	$358	$(2,570)	$(2,990)	$(6,735)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.38)	$(0.43)	$(1.00)
Diluted	$0.02	$(0.38)	$(0.43)	$(1.00)

Weighted average shares attributable to common stockholders:
Basic	7,133	6,737	7,016	6,726
Diluted	16,986	6,737	7,016	6,726

Stock-based compensation included in:
Cost of sales	$77	$—	$118	$—
Research and product development	171	139	297	282
Sales and marketing	109	21	156	42
General and administrative	86	2	125	4

Total stock-based compensation	$443	$162	$696	$328

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	25-Jun-06	26-Jun-05
Operating activities
Net income (loss)	$447	$(4,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	759	498
Stock-based compensation expense	696	328
Changes in allowance for doubtful accounts	44	—
Changes in operating assets and liabilities:
Accounts receivable	(505)	2,947
Inventories	(1,959)	2,036
Prepaid expenses and other current assets	(188)	(532)
Accounts payable and accrued expenses	2,054	(3,831)
Deferred revenues	1,031	(1,447)

Net cash provided by (used in) operating activities	2,379	(4,914)

Investing activities
Purchases of property and equipment	(478)	(511)
Restricted cash	(1,551)	—

Net cash used in investing activities	(2,029)	(511)

Financing activities
Payments of capital lease obligations and long-term debt	(2,557)	(256)
Proceeds from issuance of Series A-2 preferred stock, net of issuance costs	2,723	12,825
Proceeds from the exercise of stock options	301	158

Net cash provided by financing activities	467	12,727
Net increase in cash and cash equivalents	817	7,302
Cash and cash equivalents, beginning of period	6,571	4,432

Cash and cash equivalents, end of period	$7,388	$11,734

Supplemental disclosure of cash flow information:
Interest paid	$66	$81
Conversion of note payable and accrued interest to Series A-2 preferred stock	$—	$535
Conversion of Series A-2 preferred stock to common stock	$1,202	$—
Cashless exercise of warrants for common stock	$178	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

For the Six Months Ended June 25, 2006

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock		Warrants	Deferred Compensation	Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 25, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(108,820)	$(20,111)
Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock	(120)	(1,202)	—	273	—	—	—	1,202	—	1,202
Net conversion of preferred stock warrants to common stock	—	—	(73)	27	—	—	—	73	—	73
Amortization of stock-based compensation	—	—	—	—	—	—	28	(28)	—	—
Exercise of common stock warrants	—	—	—	35	—	(105)	—	105	—	—
Stock-based compensation (FAS 123R)	—	—	—	—	—	—	—	696	—	696
Exercise of stock options	—	—	—	58	—	—	—	301	—	301
Record beneficial conversion feature	—	(3,437)	—	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	3,437	—	—	—	—	—	(3,437)	—	(3,437)
Net income	—	—	—	—	—	—	—	—	447	447

Balance at June 25, 2006	3,784	$36,390	$—	7,264	$275	$454	$—	$90,252	$(108,373)	$(17,392)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three and six months periods ended

June 25, 2006 and June 26, 2005 is unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Occam Networks, Inc. (“Occam” or the “Company”) develops, markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. The Company’s Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

The Company is the successor corporation of the May 2002 merger of Occam Networks, Inc., a private California corporation, with Accelerated Networks, Inc., a publicly-traded Delaware corporation. Occam Networks was incorporated in California in July 1999. Accelerated was incorporated in California in October 1996 under the name “Accelerated Networks, Inc.,” and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated Networks succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references to “Occam Networks,” “Occam” or the “Company” refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated Networks. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to as “Occam CA.”

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 25, 2005 is derived from Occam’s audited financial statements included in its Annual Report on Form 10-K. This financial information reflects all material adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the consolidated statements of financial position, results of operations and cash flows for the dates and periods presented.

The consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

Occam manages its activities based on 13-week accounting quarters, with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam’s accounting quarters do not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 are March 26, June 25, September 24, and December 31. Historically, Occam has presented its financial statements on a calendar month-end basis and provided additional disclosure identifying the actual period-end for accounting purposes. Occam’s financial statement presentation in this report is based on the actual accounting period. Accordingly, Occam’s consolidated balance sheet and its consolidated statements of operations and cash flows for the second quarter of fiscal 2006 are presented herein as of and for the quarter and year to date ended June 25, 2006.

On February 23, 2006, Occam announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW.OB.” As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to approximately 2.27 shares of common stock. The share information in the accompanying consolidated financial statements has been retroactively restated to give effect to the reverse stock split.

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

Revenue Recognition

We recognize sales revenue when persuasive evidence of sales arrangements exist, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. We allow credit for products returned within our policy terms.

In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the periods of sale. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•	The delivered item(s) has value to the customer on a stand-alone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probably and substantially in our control.

If these criteria are not met, then sales are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance. In these cases, we do not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

We further warrant our products for periods up to five years and record an estimated warranty accrual when sales revenue is recognized.

2. INVENTORIES

Inventories consist of the following (in thousands):

	25-Jun-06	25-Dec-05
Raw materials	$10	$85
Work-in-process	89	30
Finished goods	6,308	4,333

	$6,407	$4,448

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	25-Jun-06	26-Jun-05	25-Jun-06	26-Jun-05
Net income (loss) attributable to common stockholders	$358	$(2,570)	$(2,990)	$(6,735)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	7,133	6,737	7,016	6,726
Dilutive effect of stock options	9,853	—	—	—

Shares used in computation of diluted net income (loss) per share	16,986	6,737	7,016	6,726
Basic net income (loss) per share	$0.05	$(0.38)	$(0.43)	$(1.00)
Diluted net income (loss) per share	$0.02	$(0.38)	$(0.43)	$(1.00)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	June 25, 2006	June 26, 2005
Unvested shares of common stock subject to repurchase	—	—
Common stock warrants	13	85
Commons stock equivalents of convertible preferred stock and warrants	8,702	8,125
Stock Options	2,065	1,740

Common stock equivalents	$10,780	9,950

4. COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through 2009. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment.

Approximate minimum commitments under non-cancelable operating leases are as follows (in thousands):

Period Ending
June 30, 2007	$201
June 28, 2008	113
June 27, 2009	24

Total minimum lease payments	$338

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of June 25, 2006 and December 25, 2005.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreement, Occam is required to place orders with its contract manufacturer to meet the estimated sales demand. The contract manufacturer agreement includes certain lead-time and cancellation provisions. At June 25, 2006, open purchase orders with the contract manufacturer were $6.9 million.

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

	Three Months Ended		Six Months Ended
	25-Jun-06	26-Jun-05	25-Jun-06	26-Jun-05
Balance at beginning of period	$1,407	$868	$1,093	$675
Warranty provision expensed during period	405	371	1,027	737
Warranty utilization	(400)	(263)	(708)	(436)

Balance at end of period	$1,412	$976	$1,412	$976

During the three months ended June 25, 2006, Occam experienced an increased rate of warranty utilization when compared to the same period in 2005. The increased utilization was attributable to a shift in the mix of replacement units shipped during the period from refurbished units to new units, thus significantly increasing the per-unit and overall warranty utilization cost.

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

5. STOCK OPTIONS—FAIR VALUE DISCLOSURES

Stock Option Plans

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At June 25, 2006 and December 25, 2005, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. As of June 25, 2006 and December 25, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

Occam’s board of directors adopted the 2006 Equity Incentive Plan, or 2006 Plan, in May 2006, and the Company expects its stockholders will approve the plan at the annual stockholders meeting to be held on August 14, 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to its employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

Occam has reserved 1,700,000 shares of its common stock for issuance pursuant to the 2006 Plan, plus any shares that, as of the date of stockholder approval of the 2006 Plan, have been reserved but not issued under the 2000 Plan. In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the least of:

•	3.0% of the outstanding shares of Occam’s common stock on the first day of the fiscal year;

•	750,000 shares; or

•	such other amounts as Occam’s board of directors or a committee thereof may determine.

As of June 25, 2006 there were 2.8 million shares authorized under the Company’s stock option plans of which there were 706,000 shares available for future grants.

A summary of the Company’s stock option activity is as follows (shares in thousands):

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2005	1,770	$9.59
Granted	516	19.71
Exercised	(58)	4.46
Forfeited or expired	(163)	49.33

Outstanding at June 25, 2006	2,065	9.12	8.3	$5,050

Exercisable at June 25, 2006	806	$5.31	7.2	$5,050

Stock-Based Compensation

Effective beginning the first fiscal quarter of 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three and six months ended June 25, 2006 and June 26, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	25-Jun-06	26-Jun-05	25-Jun-06	26-Jun-05
Employee stock-based compensation in:
Cost of sales	$77	$—	$118	$—

Research and product development expense	171	—	297	—
Sales and marketing expense	109	—	156	—
General and administrative expense	86	—	125	—

Total employee stock-based compensation in operating expenses	366	—	578	—

Total employee stock-based compensation	$443	$—	$696	$—

Prior to December 25, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the Company applied the fair-value based method as prescribed by SFAS No. 123, the effect on net income (loss) and income (loss) per share attributable to common stockholders for the three and six months ended June 25, 2006 and June 26, 2005 would have been as follows ($ in thousands, except per share data):

	Three Months Ended		Six Months Ended
	25-Jun-06	26-Jun-05	25-Jun-06	26-Jun-05
Net income (loss) attributable to common stockholders, as reported	$358	$(2,570)	$(2,990)	$(6,735)
Add: Employee compensation expense for share options included in reported net income (loss), net of provision for income taxes	443	162	696	328
Less: Total employee compensation expense for share options determined under fair-value method, net of provision for income taxes	(443)	(395)	(696)	(791)

Net income (loss) attributable to common stockholders, pro forma	$358	$(2,803)	$(2,990)	$(7,198)

Income (loss) attributable to common stockholders per share:
Basic income (loss) per share, as reported	$0.05	$(0.38)	$(0.43)	$(1.00)
Basic income (loss) per share, pro forma	$0.05	$(0.42)	$(0.43)	$(1.07)

Diluted income (loss) per share, as reported	$0.02	$(0.38)	$(0.43)	$(1.00)
Diluted income (loss) per share, pro forma	$0.02	$(0.42)	$(0.43)	$(1.07)

As of June 25, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $5.0 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.

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

	25-Jun-06	26-Jun-05
Risk-free interest rate	5%	4%
Expected term (years)	3.3	4.0
Dividend yield	—%	—%
Expected volatility	77%	80%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended June 25, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

6. SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On February 1, 2006, the Company concluded a rights offering to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholder to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date. Each share of Series A-2 preferred stock had a purchase price of $10.00 and is convertible into shares of Occam’s common stock at a conversion price of $4.40, representing a conversion ratio of 2.27273 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, we received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million and net proceeds of $2.7 million.

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

In March 2004, the Company recorded a BCF on the preferred stock warrant of $480,000 (as an adjustment to the warrant and additional paid in capital) that was amortized using the interest method over the life of the warrant. For the six months ended June 26, 2005, the Company recorded $85,000 of amortization of the warrant BCF. The warrant BCF was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant. The warrant was exercised in full in April 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements describe our management’s beliefs concerning future business conditions and prospects, growth opportunities and the outlook for our business and industry based upon currently available information. These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are sometimes identified by language such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature. The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Quarterly Report include, but are not limited to, those noted under the caption “Risk Factors” included in this Quarterly Report. Readers should carefully review this information as well as the risks and other uncertainties described in other filings we may make after the filing of this Quarterly Report with the Securities and Exchange Commission.

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. To date, we have shipped our BLC platform to over 170 customers.

From our inception through June 25, 2006, we have incurred cumulative net losses of approximately $108.4 million. Since the merger with Accelerated Networks, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases. As a result of these actions, and in combination with an increase in our sales, we reached profitability in the fourth quarter of 2005.

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

Critical Accounting Policies

We included in our Annual Report on Form 10-K for the year ended December 25, 2005 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies are discussed with the Audit Committee of the Board of Directors of the Company during the period in which a change is made.

Results of Operations

Three months ended June 25, 2006 and June 26, 2005

Sales

Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $7.5 million or 86% to $16.2 million for the three months ended June 25, 2006 as compared to sales of $8.7 million for the three months ended June 26, 2005. This increase was attributable to the expansion of our customer base and repeat orders from existing customers.

Cost of sales

Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, provisions for obsolete inventory and the cost of post-sale support. Cost of sales increased by $3.2 million or 48% to $10.0 million for the three months ended June 25, 2006 as compared to $6.8 million for the three months ended June 26, 2005. The increase was primarily due to increased sales. Gross profits improved to 39% of sales for the three months ended June 25, 2006 compared to a gross profit of 23% of sales for the three months ended June 26, 2005. This gross profit improvement was primarily due to reductions in product manufacturing costs, overhead absorption rates and inventory carrying costs.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $0.7 million or 38% to $2.4 million for the three months ended June 25, 2006 as compared to $1.7 million for the three months ended June 26, 2005. The increase was principally attributable to increased salary and personnel-related costs and increased third-party design service costs. We expect research and development expenses to continue to increase in future periods.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by $0.6 million or 30% to $2.6 million for the three months ended June 25, 2006 as compared to $2.0 million for the three months ended June 26, 2005. This increase was primarily due to increased headcount, stock-based compensation, commissions and customer trial equipment expenses incurred in an effort to increase sales and market penetration. We expect sales and marketing costs to continue to increase in 2006 as we make additional expenditures aimed at increasing sales and expanding our business. However, we cannot ensure that we will be able to expand our business, if at all, at a rate that would more than offset our increased sales and marketing expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and general corporate costs. General and administrative expenses increased by $0.3 million or 40% to approximately $1.0 million for the three months ended June 25, 2006 as compared to approximately $0.7 million for the three months ended June 26, 2005. General and administrative expenses increased primarily due to increased salaries, travel and stock-based compensation charges. We expect our general and administrative expenses to increase in the remainder of 2006, in connection with additional investments we expect to make in staff and systems to support our growth and the implementation of measures designed to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Effective as of the first fiscal quarter of 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts have not been restated to reflect the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $0.4 million of stock-based compensation for the three months ended June 25, 2006.

Six months ended June 25, 2006 and June 26, 2005

Sales

Sales increased by approximately $14.8 million or 94% to $30.5 million for the six months ended June 25, 2006, compared to sales of $15.7 million for the six months ended June 26, 2005. The increase was due to increased sales from the expansion of our customer base combined with repeat orders from existing customers. We expect to continue to grow revenue through the end of fiscal 2006, subject to, among other things, continuing improvements in the market for telecommunications equipment and the risk and uncertainties described under the caption “Risk Factors” beginning on page 18.

Cost of sales

Cost of sales was $18.4 million for the six months ended June 25, 2006, compared to $11.9 million for the six months ended June 26, 2005. Cost of sales increased as a result of increased sales. Gross profits improved to 40% of sales for the six months ended June 25, 2006 compared to a gross profit of 24% of sales for the same period in 2005. This gross profit improvement was primarily due to a reduction in product manufacturing costs, overhead absorption rates and inventory carrying costs, partially offset by increased costs associated with increased sales.

Research and product development expenses

Research and product development expenses were $4.9 million for the six months ended June 25, 2006, an increase of 41% from the $3.4 million for the comparable period in 2005. This increase was principally attributable to increased salary and personnel-related costs and increased third-party design service costs. We expect our research and product development expenditures for the remaining months of 2006 to increase slightly as new product initiatives are undertaken.

Sales and marketing expenses

Sales and marketing expenses increased by $1.2 million, or 33%, to $4.8 million for the six months ended June 25, 2006, compared to $3.6 million for the same period in 2005. This increase was primarily due to increased headcount and related salary expenses, stock-based compensation, customer trial equipment, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to increase slightly during the remaining months of fiscal 2006 as we make additional expenditures to expand our business. However, we cannot ensure that we will be able to expand our business, if at all, at a rate that would more than offset our increased sales and marketing expenses.

General and administrative expenses

General and administrative expenses increased by $0.5 million, or 34%, to $1.9 million for the six months ended June 25, 2006, compared to $1.4 million for the same period in 2005. General and administrative expenses increased, primarily due to the increased headcount and related salary expenses, stock-based compensation, and legal fees incurred related to corporate filings and corporate governance. We expect our general and administrative expenditures to increase for the remaining months of 2006 as we prepare to comply with Section 404 of the Sarbanes Oxley Act of 2002 and increase headcount to support our expected growth.

Stock-based compensation

Effective as of the first fiscal quarter of 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts have not been restated to reflect the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $0.7 million of stock-based compensation for the six months ended June 25, 2006.

Provision for income taxes

Our effective federal tax rates for the six months ended June 25, 2006 and June 26, 2005 were 2.5% and 0% respectively, due to our net operating loss carry forwards and net operating loss, respectively.

As of June 25, 2006, our net operating loss carry forwards were approximately $221 million for federal tax purposes, expiring through 2025, and $144 million for state tax purposes, expiring through 2024. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of our remaining net operating loss carry forwards may be limited, perhaps substantially. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of June 25, 2006, we had cash and cash equivalents of $7.4 million compared with $6.6 million as of December 25, 2005. This net increase in cash was the result of the issuance of Series A-2 preferred stock for net proceeds of $2.7 million in February 2006 and cash provided by operations of $2.4 million, partially offset by cash used to retire $2.6 million of debt.

Cash provided by operating activities was $2.4 million in the six months ended June 25, 2006 as compared to cash used in operating activities of $4.9 million in the same period in the prior year. Cash provided by operations was primarily driven by increased payables, accruals and deferred revenues of $3.1 million and earnings before depreciation, amortization and stock related charges of $1.9 million, partially offset by an increase of inventory of $2.0 million.

Cash used in investing activities was $2.0 million for the six months ended June 25, 2006, compared to $0.5 million for same period in the prior year. This increase in cash used in investing activities was due to an increase of $1.6 million of restricted cash.

Cash provided by financing activities for the six months ended June 25, 2006 decreased by $12.3 million to $0.5 million. We raised $2.7 million of net proceeds from the closing of the rights offering in February 2006 and used the proceeds to retire $2.6 million of notes payable. During the six months ended June 26, 2005, we raised $12.8 million of capital from the sale of Series A-2 preferred stock to fund operations.

Working Capital

Working capital increased to $17.1 million at June 25, 2006, compared to $14.1 million at December 25, 2005. The increase was principally attributable to the completion of a rights offering in February 2006 that generated $2.7 million of net proceeds and an increase in net inventory of approximately $2.0 million.

We believe that our cash, cash equivalents and cash from operations, together with the proceeds to us of the contemplated offering of our common stock, will be sufficient to finance our operations over the next 24 months. Although we believe these funds will be sufficient to maintain and expand our operations in accordance with our business strategy, we may need additional funds in the future. If we are unable to raise additional financing when and if needed, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

In making their assessment concerning the effectiveness of our disclosure controls and procedures as of June 25, 2006, management considered the internal control deficiencies and remediation efforts described below. In particular, they noted that although significant deficiencies had been identified, they did not identify any material weaknesses or likely material weaknesses as of the end of the period covered by this report. In light of the deficiencies described below, our management performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management believes that the financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations, and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

We are not currently subject to the management reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We currently expect to become subject to these requirements for our fiscal year ending December 30, 2007. As a result, our independent auditors have not audited our internal controls over financial reporting. They have, however, from time to time identified actual or potential control deficiencies, which have resulted in changes in our internal controls as described below.

In a March 2005 management letter our independent auditors at that time identified certain internal control deficiencies in connection with their review of our consolidated financial statements for the year ended December 26, 2004. Of those deficiencies, our prior auditors indicated, without drawing any affirmative conclusion, that three could potentially constitute material weaknesses. Specifically, our prior auditors indicated that a deficiency relating to segregation of duties was a “likely” material weakness, a deficiency relating to preparation of Exchange Act filings “could result” in a material weakness, and a deficiency relating to the quality of supporting schedules “could lead to a more than a remote likelihood of material misstatement.”

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

During 2005 and 2006, we implemented numerous remedial measures to address the deficiencies reported in the management letter from our prior auditors. A list of objectives and remedial measures implemented in 2005 with respect to the matters identified by our prior auditors is as follows:

•	Segregation of Duties. With respect to ensuring appropriate segregation of duties, we have (i) substantially increased the size of our finance department, (ii) implemented a formal approval process and allocation of accounting and review duties, and (ii) established a structured review process for accounting and public reporting.

•	Exchange Act Filings. We have (i) implemented schedules for the preparation and review of our Exchange Act filings and press releases, (ii) increased the time available for all parties to review and comment on draft documents, and (iii) increased audit committee participation in the review and revision of such documents.

•	Supporting schedules and underlying accounts. We have (i) standardized and documented the processes for preparation of supporting schedules and making significant estimates, (ii) standardized and documented the formats of supporting schedules and preparation of estimates, including warranty, sales return and accounts receivable reserves, and (iii) developed a review process consistent with the framework for appropriate segregation of duties.

Where remedial measures have taken time to implement, such as the addition of finance staff and the segregation of duties, we have implemented additional levels of review to provide additional assurance that potential misstatements are identified and corrected prior to the issuance of our consolidated financial statements. Management believes that while its more permanent changes are being adopted, these manual controls have been effective in reporting accurate financial results in accordance with accounting principles generally accepted in the United States of America.

Based on the remedial actions taken to date, including those described above, we believe we have made significant improvements in the areas of concern identified by our prior auditors. In connection with their audit of our consolidated financial statements for the year ended December 25, 2005, our current independent registered public accountants commented on but did not audit our internal controls. Our current auditors’ concerns related to segregation of duties, deficiencies in internal controls and document retention. Our current auditors indicated that they consider the matters identified to be significant deficiencies but not material weaknesses. Since receiving the 2006 management letter, we have made further enhancements to our internal controls, including the hiring of additional finance staff, the formalization of duties and responsibilities, the adoption of new review and reconciliation processes and the implementation of a series of document retention improvements. Our internal control remediation efforts are continuing, and we expect they will continue through 2006 and into 2007 as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 30, 2007.

In addition to the matters identified above, we have determined that our historic method of calculating the deadline for filing our reports under the Securities Exchange of 1934, as amended, was incorrect. As indicated in Note 1 to the Consolidated Financial Statements included in this report, we manage our activities based on a 13-week accounting quarter such that the fiscal period end date is the last Sunday of each quarter rather than the end of the calendar period. Until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006, which was timely filed, we calculated the filing deadline based on the calendar-period end date shown on our consolidated financial statements and not on our fiscal period end. Beginning with our Form 10-Q for the first quarter of fiscal 2006, we now present our financial statements and calculate our filing deadlines as of the actual fiscal period end date. Based on our review of our past filings, we believe that we were one to four days late in filing 14 Quarterly Reports on Form 10-Q and five Annual Reports on Form 10-K (excluding reports previously acknowledged as late on Form 12b-25). We believe that the miscalculation of our filing deadlines met the requirements of a significant deficiency in that it adversely affected our ability to report financial information within the prescribed time periods. We do not believe that it constituted a material weakness in our system of internal controls, however, in that it does not increase the likelihood of a misstatement in our consolidated financial statements. We changed our method of calculating our filing deadlines during the second quarter of fiscal 2006 and believe the significant deficiency has been remedied.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 19, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On July 31, 2003, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A Memorandum of Understanding (“MOU”), along with a separate agreement and a performance bond of $1 billion issued by the insurers for these companies is a guarantee, allocated pro rata amongst all issuer companies, to the plaintiffs as part of an overall recovery against all defendants including the underwriter defendants who are not a signatory to the MOU. Any recovery by the plaintiffs against the underwriter defendants reduces amount to be paid by the issuer companies. On April 24, 2006 the court heard oral and written arguments concerning final approval of the settlement from all parties including the underwriter defendants. No decision has been issued to date. We cannot predict whether such approval will be obtained. We have not recorded any accrual related to this proposed settlement because we expect any settlement amounts for which we are responsible to be covered by our insurance policies.

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by existing liability insurance maintained by us.

ITEM 1A RISK FACTORS

Our focus on independent telephone operating companies limits our sales volume with individual customers and makes our future operating results difficult to predict.

We currently focus our sales efforts on the independent telephone operating companies, or IOCs, in North America. These customers generally operate relatively small networks with limited capital expenditure budgets. Accordingly, we believe the total potential sales volume for our products at any individual IOC is limited, and we must identify and sell products to new IOC customers each quarter to continue to increase our sales. In addition, the spending patterns of many IOCs are characterized by small and sporadic purchases. Moreover, because our sales to IOCs are predominantly based on purchase orders rather than long-term contracts, our customers may stop purchasing equipment from us with little advance notice. As a result, we have limited backlog, our future operating results are difficult to predict and we will likely continue to have limited visibility into future operating results.

Fluctuations in our quarterly and annual operating results may adversely affect our business and prospects.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could limit our growth and delay implementation of our expansion plans. Factors that may cause or contribute to fluctuations in our operating results include:

•	fluctuations in demand for our products, including the timing of decisions by our target customers to upgrade their networks and deploy our products;

•	seasonal reductions in field work during the winter months and the impact of annual budgeting cycles;

•	the size and timing of orders we receive and products we ship during a given period;

•	delays in recognizing sales, particularly from government funded contracts;

•	introductions or enhancements of products, services and technologies by us or our competitors, and market acceptance of these new or enhanced products, services and technologies; and

•	the amount and timing of our operating costs, including sales, engineering and manufacturing costs and capital expenditures.

As a consequence, operating results for a particular future period are difficult to predict and prior results are not necessarily indicative of results to be expected in the future. Any of the foregoing factors may have a material adverse effect on our consolidated results of operations.

We have a history of losses and negative cash flow, and we may not be able to generate positive operating income and cash flows in the future to support the expansion of our operations.

We have incurred significant losses since our inception, we have never been profitable in any annual period and as of June 25, 2006, we had an accumulated deficit of $108.4 million. For fiscal 2003 and 2004, our auditors included in their opinion regarding our financial statements a qualification regarding our ability to continue as a going concern. While we achieved positive operating income during the quarters ended December 25, 2005, March 26, 2006 and June 25, 2006, we cannot assure you that we will not incur losses or negative cash flow in the future. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, results of operations and financial condition.

A significant portion of our expenses is fixed, and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, and general and administrative functions. Given our rapid growth rate, limited operating history and intense competitive pressures we face, we may be unable to adequately control our operating costs. In order to sustain profitability, we must increase our sales while maintaining control over our expense levels.

Because our markets are highly competitive and dominated by large, well-financed participants, we may be unable to compete effectively.

Competition in our market is intense and we expect competition to increase. The market for broadband access equipment is dominated primarily by large, established suppliers such as ADTRAN, Inc., Alcatel, Lucent Technologies Inc. and Tellabs, Inc. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of emerging companies, including Calix Networks, Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

Our ability to compete successfully depends on a number of factors, including:

•	the successful identification and development of new products for our core market;

•	our ability to timely anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to gain access to and use technologies in a cost-effective manner;

•	our ability to timely introduce cost-effective new products;

•	our ability to differentiate our products from our competitors’ offerings;

•	our ability to gain customer acceptance of our products;

•	the performance of our products relative to our competitors’ products;

•	our ability to market and sell our products through effective sales channels;

•	the protection of our intellectual property, including our processes, trade secrets and know-how; and

•	our ability to attract and retain qualified technical, executive and sales personnel.

Many of our existing and potential competitors are larger than we are, and have greater financial resources and better-established brands and customer relationships. Unlike many of our competitors, we do not provide financing to potential customers. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may appeal to certain customers.

As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier’s product has been installed. As a result, competition among equipment suppliers to secure contracts with key potential customers is particularly intense and will continue to place pressure on product pricing. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or maintain profitability.

We have relied, and expect to continue to rely, on our BLC 6000 product line for the substantial majority of our sales, and a decline in sales of our BLC 6000 line would cause our overall sales to decline proportionally.

We have derived a substantial majority of our sales in recent years from our BLC 6000 product line. We expect that sales of this product line will continue to account for a substantial majority of our sales for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, our BLC 6000 line, including competition or technological change, could cause our sales to decline materially and our business to suffer.

If we fail to enhance our existing products and develop new products and features that meet changing customer requirements and support new technological advances, our sales would be materially and adversely affected.

Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and recurring changes in end-user requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes and to offer, on a timely and cost-effective basis, products and features that meet changing customer demands and industry standards. The timely development of new or enhanced products is a complex and uncertain process, and we may not be able to accurately anticipate market trends or have sufficient resources to successfully manage long development cycles. We may also experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we are unable to develop new products or enhancements to our existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, consolidated financial condition and consolidated results of operations would be materially and adversely affected.

We recently enhanced our BLC 6000 platform to support active Gigabit Ethernet fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments and we may lose current and potential customers.

Our efforts to increase our sales and marketing efforts to larger telecom operators, which may require us to broaden our reseller relationships, may be unsuccessful.

To date, our sales and marketing efforts have been focused on small and mid-sized IOCs. A key element of our long-term strategy is to increase sales to large IOCs, competitive local exchange carriers, regional Bell operating companies and international telecom service providers. We may be required to devote substantial technical, marketing and sales resources to the pursuit of these customers, who have lengthy equipment qualification and sales cycles. In particular, sales to these customers may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. We may incur substantial technical, sales and marketing expenses and expend significant management effort without any assurance of generating sales. Because we have limited resources and large telecom operators may be reluctant to purchase products from a relatively small supplier like us, we plan to target these customers in cooperation with strategic resellers. These reseller relationships may not be available to us, and if formed, may include terms, such as exclusivity and non-competition provisions, that restrict our activities or impose onerous requirements on us. Moreover, in connection with these relationships, we may forego direct sales opportunities in favor of forming relationships with strategic resellers. If we are unable to successfully increase our sales to larger telecom operators or expand our reseller relationships, we may be unable to implement our long-term growth strategy.

Our strategic relationship with Tellabs may not result in a material increase in our sales.

In March 2005, we announced a strategic relationship with Tellabs and certain of its subsidiaries in which we granted Tellabs exclusive rights to sell certain of our BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. In April 2006, we amended this strategic relationship to, among other things, reduce the number of prospective customers with respect to whom Tellabs’ rights to sell our BLC products are exclusive. In particular, Tellabs’ exclusive right with respect to regional Bell operating companies and large incumbent local exchange carriers is now limited to one incumbent local exchange carrier. To date, sales from the Tellabs relationship have been negligible. Although we believe that the continued strategic relationship with Tellabs offers us important access to larger telecommunications customers, we cannot predict whether we will realize material sales from this relationship. In particular, Tellabs has no minimum purchase commitments under its agreement with us. Moreover, Tellabs is a competitor of ours in certain markets. Although Tellabs has agreed that it will not sell, or help a third party to sell, products that are similar to our BLC products to any of the identified customers where Tellabs has been granted exclusive sales rights, with the exception of these identified exclusive customers, Tellabs remains free to compete with us. Tellabs’ agreement not to sell similar products to the exclusive customers expires upon the expiration of Tellabs’ exclusivity under our agreement. Tellabs’ exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008 and with respect to the large IOCs in March 2007, unless Tellabs elects to extend the applicable exclusivity periods, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of extension fees that extend the relevant milestone deadlines. In the event that Tellabs’ performance under these agreements does not meet our expectations, our recourse against Tellabs and our ability to terminate the agreement early is very limited, which would likely result in a loss of our investment of time and expense in this relationship, foregone customer development opportunities and delays in development of larger customer accounts.

We may be unable to successfully expand our international operations. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may adversely affect our business.

We currently generate almost all of our sales from customers in North America, and have very limited experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. While we intend to expand our international operations, we may not be able to create or maintain international market demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign our existing products or develop new products suitable for sale in those countries. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions and changes thereto;

•	greater difficulty supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection;

•	changes in a specific country’s or region’s political or economic conditions; and

•	restrictions on the repatriation of earnings.

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

Competition for skilled personnel, particularly those specializing in engineering and sales is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly-hired personnel will function effectively, both individually and as a group. In particular, we must continue to expand our direct salesforce, including hiring additional sales managers, to grow our customer base and increase sales. In addition, our industry is characterized by frequent claims relating to unfair hiring practices. We may become subject to such claims and may incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively hire, integrate and utilize new personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations could suffer.

We may have difficulty managing our growth, which could limit our ability to increase sales and cash flow.

We have experienced significant growth in our sales and operations in recent years. We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, as required to:

•	manage a larger organization;

•	implement appropriate operational and financial systems;

•	maintain effective financial disclosure controls and procedures;

•	expand our manufacturing and distribution capacity;

•	increase our sales and marketing efforts; and

•	broaden our customer support capabilities.

In addition, we expect that we will need to expand our finance organization to maintain adequate financial controls. If we cannot grow or manage our business growth effectively, we may not be able to execute our business strategies and our business, financial condition and results of operations would suffer.

Because we depend upon a small number of outside contractors to manufacture our products, our operations could be disrupted if we encounter problems with any of these contractors.

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flash Electronics, Inc. for the manufacture of our BLC 6000 blade products. Our reliance on a small number of contract manufactures makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our primary contract manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided by a particular purchase order. If any of our manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, financial condition and results of operations.

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

We depend on sole source and limited source suppliers for key components of our products. Any of the sole source and limited source suppliers upon which we rely could stop producing our components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. We do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, these suppliers could stop selling components to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components from alternate sources, if available at all. Switching suppliers may require that we redesign our products to accommodate the new component, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, financial condition and results of operations.

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

If we fail to accurately predict our manufacturing requirements and manage our inventory, we could incur additional costs, experience manufacturing delays, or lose revenues.

Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellations of sales. In prior periods we have experienced excess inventory write-downs and standard cost revaluations associated with excess or obsolete inventory. This may continue in the future, which would have an adverse effect on our gross margins, financial condition and results of operations.

If our products contain undetected defects, including errors and interoperability issues, we could incur significant unexpected expenses to remedy the defects, which could have a material adverse effect on our sales, results of operations or financial condition.

Although our products are tested prior to shipment, they may contain software or hardware errors, defects, or interoperability issues (collectively described as “defects”) that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products after broad deployment and as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. Any similar occurrence in the future could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the capital spending patterns of telecom operators, and any decrease or delay in capital spending by our customers would adversely affect our operating results and financial condition.

Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. The capital spending patterns of telecom service providers are dependent on a variety of factors, including:

•	competitive pressures, including pricing pressures;

•	consumer demand for new services;

•	an emphasis on generating sales from services delivered over existing networks instead of new network construction or upgrades;

•	the timing of annual budget approvals;

•	evolving industry standards and network architectures;

•	free cash flow and access to external sources of capital; and

•	completion of major network upgrades.

Beginning in late 2000 and continuing into 2004, the telecom industry experienced a severe downturn, and many telecom service providers filed for bankruptcy. Those companies that survived the downturn substantially reduced their investments in new equipment. In addition, uncertain and volatile capital markets depressed the market values of telecom service providers and restricted their access to capital, resulting in delays or cancellations of certain projects. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The FCC and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues. Furthermore, many IOCs use government-supported loan programs or grants to finance capital spending. Changes to those programs, such as the United States Department of Agriculture’s Rural Utility Service, could reduce the ability of IOCs to access capital. Although the telecom industry has recently demonstrated signs of a recovery from the downturn, any decision by telecom service providers to reduce capital expenditures, whether caused by economic cycles, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, financial condition and results of operations.

Demand for our products is dependent on the willingness of our customers to deploy new services, the success of our customers in selling new services to their subscribers, and the willingness of our customers to utilize IP and Ethernet technologies in local access networks.

Demand for our products is dependent on the success of our customers in deploying and selling services to their subscribers. Our BLC 6000 platform simultaneously supports IP-based services, such as broadband Internet, VoIP, IPTV and FTTP, and traditional voice services. If end-user demand for IP-based services does not grow as expected or declines and our customers are unable or unwilling to deploy and market these newer services, demand for our products may decrease or fail to grow at rates we anticipate.

Our strategy includes developing products for the local access network that incorporate IP and Ethernet technologies. If these technologies are not widely adopted by telecom service providers for use in local access networks, demand for our products may decrease or not grow. As a result, we may be unable to sell our products to recoup our expenses related to the development of these products and our results of operations would be harmed.

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

In a March 2005 management letter our independent auditors at that time identified certain internal control deficiencies in connection with their review of our consolidated financial statements for the year ended December 26, 2004. Of those deficiencies, our prior auditors indicated, without drawing any affirmative conclusion, that three could potentially constitute material weaknesses. Specifically, our prior auditors indicated that a deficiency relating to segregation of duties was a “likely” material weakness, a deficiency relating to preparation of Exchange Act filings “could result” in a material weakness, and a deficiency relating to the quality of supporting schedules “could lead to a more than a remote likelihood of material misstatement.”

During 2005 and 2006, we implemented numerous remedial measures to address the deficiencies reported in the management letter from our prior auditors. A list of objectives and remedial measures implemented in 2005 with respect to the matters identified by our prior auditors is included under Item 4(b) of this quarterly report. In connection with their audit of our consolidated financial statements for the year ended December 25, 2005, our current independent registered public accountants commented on but did not audit our internal controls. Our current auditors’ concerns related to segregation of duties, deficiencies in internal controls and document retention. Our current auditors indicated that they consider the matters identified to be significant deficiencies but not material weaknesses. Since receiving the 2006 management letter, we have made further enhancements to our internal controls, including the hiring of additional finance staff, the formalization of duties and responsibilities, the adoption of new review and reconciliation processes and the implementation of a series of document retention improvements.

We expect that we will be required to comply with Section 404 in connection with our annual report on Form 10-K for our fiscal year ending December 30, 2007. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. If the processes and procedures that we implement for our internal controls over financial reporting are inadequate, our independent auditor may either issue a qualified opinion on the effectiveness of our internal controls or disclaim an opinion altogether as it relates to our internal controls. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We have recently determined that our past Exchange Act reports on Forms 10-Q and 10-K were consistently filed after the applicable deadlines set forth in the SEC rules, which could adversely affect us and our investors.

We have determined that our historic method of calculating the deadline for filing our reports under the Securities Exchange of 1934, as amended, was incorrect. We manage our activities based on a 13-week accounting quarter such that the fiscal period end date is the last Sunday of each quarter rather than the end of the calendar period. Until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006, which was timely filed, we calculated the filing deadline based on the calendar-period end date shown on our financial statements and not on our fiscal period end. Beginning with our Form 10-Q for the first quarter of fiscal 2006, we now present our financial statements and calculate our filing deadlines as of the actual fiscal period end date. Based on our review of our past filings, we believe that we were one to four days late in filing 14 Quarterly Reports on Form 10-Q and five Annual Reports on Form 10-K (excluding reports previously acknowledged as late on Form 12b-25). We believe that the miscalculation of our filing deadlines met the requirements of a significant deficiency in that it adversely affected our ability to report financial information within the prescribed time periods. We do not believe that it constituted a material weakness, however, in that it does not increase the likelihood of a misstatement in our consolidated financial statements. We changed our method of calculating our filing deadlines during the second quarter of fiscal 2006 and believe the significant deficiency has been remedied.

As a result of these late filings, we expect to be ineligible for certain benefits that are reserved for issuers who have filed their Exchange Act reports on a timely basis, such as the use of a short form registration statement on Form S-3 for the registration of certain primary and secondary offerings. This is expected to raise our costs associated with future stock offerings and registrations.

Changes in existing accounting or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results or the manner in which we conduct our business. For example, prior to fiscal 2006, we accounted for options granted to employees using the intrinsic value method, which, given that we generally granted employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant, resulted in no compensation expense. Beginning in fiscal 2006, we began recording expenses for our stock-based compensation plans, including option grants to employees, using the fair value method, under which we expect our ongoing accounting charges related to equity awards to employees to be significantly greater than those we would have recorded under the intrinsic value method. We expect to continue to use stock-based compensation as a significant component of our compensation package for existing and future employees. Accordingly, changes in accounting for stock-based compensation expense under the newer accounting method are expected to have a material adverse affect on our reported results. Any similar changes in accounting or taxation rules or practices could have a material impact on our consolidated financial results.

The amount of our net operating loss carry-forwards, or NOLs, is uncertain and the contemplated offering of our common stock may jeopardize our ability to use some or all of our NOLs.

As of June 25, 2006, we had incurred significant losses in the U.S. and we believe we have certain net operating loss, or NOL, carry-forwards for federal tax purposes and state tax purposes to offset future federal and state taxable income, if any. Our ability to utilize these NOL carry-forwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. We may undergo an ownership change if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than 50 percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry-forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry-forwards.

It is possible that past events, such as the merger of Occam CA with Accelerated Networks, our private placements of preferred stock or other equity transactions triggered an ownership change for purposes of Section 382 of the Internal Revenue Code or that the contemplated offering of our common stock, when taken together with our past equity transactions, could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code. Any such ownership change would limit our ability to use any U.S. federal and state NOL carry-forwards as described above. Due to possible limitations on our ability to use any of these NOL carry-forwards, our balance sheets as of December 25, 2005 and June 25, 2006 do not include any deferred tax asset we may have as a result of

NOLs. To the extent that these NOLs are exhausted, we expect to be taxed at the federal and state statutory rates. Even if the contemplated offering of our common stock does not trigger an ownership change, it will increase the likelihood that we may undergo an ownership change for purposes of Section 382 in the future.

We may pursue acquisitions, which may involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could have a material adverse impact to our business, results of operations and financial condition.

We may make acquisitions of businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our consolidated financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired business, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital equipment outlays and related costs;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	under-performance problems associated with acquisitions;

•	opportunity costs associated with committing capital to such acquisitions, and

•	becoming involved in acquisition-related litigation.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We cannot assure that we will be able to address these risks successfully, or at all, without incurring significant costs, delay or other operating problems. Our inability to resolve any of such risks could have a material adverse impact on our business, consolidated financial condition and consolidated results of operations.

Business combinations and other financial restructurings by telecom service providers or our competitors could adversely affect our business.

In recent years, the telecom service provider market has undergone substantial consolidation, illustrated by the merger of SBC Communications Inc. with AT&T Inc., the pending merger of SBC Communications (now renamed AT&T) with BellSouth Corporation, and the completed merger of Verizon Communications Inc. with MCI, Inc. Transactions such as these generally have negative implications for equipment suppliers like us, including a reduction in the number of potential customers for telecom equipment products, a decrease in aggregate capital spending and greater pricing power by service providers over equipment suppliers. Continued consolidation of the telecom service provider industry, including among IOC customers which we focus on, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

The telecommunications equipment industry is also characterized by frequent mergers and acquisitions, as illustrated by the pending merger of Alcatel with Lucent Technologies and the acquisition of Advanced Fibre Communications, Inc. by Tellabs. An acquisition of one of our competitors, or merger between our competitors, could harm our competitive position or cause our target customers to delay purchases of our products while they assess the impact of the combination. If a larger company with more resources were to acquire a competitor of ours, they may invest additional resources in developing, marketing and supporting competitive products, which would negatively impact our business, financial condition and results of operations.

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire telecommunications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of our customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service subsidies implemented and administered by the FCC. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive state universal service subsidies. Changes in FCC or state rate regulations or federal or state universal service subsidies could adversely affect our customers’ revenues and capital spending plans. In addition, international regulatory bodies are beginning to adopt standards and regulations for the telecom industry. These domestic and foreign standards, laws and regulations address various aspects of VoIP and broadband use, including issues relating to liability for information retrieved from, or transmitted over, the Internet. Changes in standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against service providers could adversely affect the development of Internet and other IP-based services. This, in turn, could directly or indirectly materially adversely impact the telecom industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

If we fail to comply with regulations and evolving industry standards, sales of our existing and future products could be adversely affected.

The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the FCC. For example, the FCC recently required that all facilities-based providers of broadband Internet access and interconnect VoIP services must meet the capability requirements of the Communications Assistance for Law Enforcement Act by May 14, 2007. Subject to certain statutory parameters, we are required to make available to our customers, on a reasonably timely basis and at a reasonable charge, such features or modifications as are necessary to permit our customers to meet those capability requirements. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. There can be no assurance that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

Some of our operations are regulated under various federal, state and local environmental laws. Our planned international expansion will likely subject us to additional environmental and other laws. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including telecom equipment, to be financially responsible for the specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products that are put on the market by July 1, 2006. Failure to comply with these and other environmental laws could result in fines and penalties and decreased sales, which could adversely affect our planned international expansion and our operating results.

We may not be able to protect our intellectual property, which could adversely affect our ability to compete effectively.

We depend on our proprietary technology for our success and ability to compete. We currently hold 16 issued patents and have several patent applications pending. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. We cannot assure you that any pending patent applications will result in issued patents, and issued patents could prove unenforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products, or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to litigation regarding intellectual property rights that could materially harm our business.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

Our business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs, particularly in California.

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Some of our key business activities currently take place in regions considered at high risk for certain types of natural disasters. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, because the final assembly and testing of our product line is currently performed in one location in California, any earthquake, fire, other disaster or power outage at this location would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes and floods.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

As of May 1, 2006, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 52% of our outstanding common stock assuming conversion of all outstanding preferred stock. Investment funds affiliated with U.S. Venture Partners, Norwest Venture Partners, New Enterprise Associates and Alta Partners, collectively control approximately 73% of our outstanding voting stock on an as converted basis. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam, and Alta Partners has the right to designate a director, although that right has not yet been exercised. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Our shares of common stock are currently traded on the NASD’s OTC Bulletin Board, or the OTCBB Market. An active public market for our shares on the OTCBB Market may not develop or be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in the telecom industry or general economy.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. Assuming conversion of all outstanding preferred stock, we had a total of 15,863,517 shares of common stock outstanding as of June 25, 2006. Of these shares, a substantial majority are either freely tradable, without restriction, in the public market or eligible for registration by us, which would make them freely tradable, without restriction in the public market.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

Our annual meeting of stockholders previously scheduled for Wednesday, July 26, 2006, at 8:00 am CDT, at the Four Seasons Hotel located at 120 East Delaware Place, Chicago, Illinois, was adjourned and rescheduled for Monday August 14, 2006 at 10:00 am Pacific Time at our principal offices located at 77 Robin Hill Road, Santa Barbara, California 93117. The meeting was adjourned and rescheduled because there were insufficient stockholders present in person or represented by proxy to constitute a quorum on the originally scheduled meeting date.

In accordance with Rule 14a-5(f) promulgated under the Exchange Act, we are informing our stockholders that the date of our 2006 annual meeting of stockholders (August 14, 2006) has been delayed by more than 30 calendar days from the date of our 2005 annual meeting of stockholders (June 21, 2005). Accordingly, the date by which proposals of our stockholders intended to be included in our proxy statement and presented for consideration at our 2006 annual meeting of stockholders had to be received by our corporate secretary was delayed to June 1, 2006, and the date by which proposals of our stockholders intended to be presented for consideration at our 2006 annual meeting of stockholders, but not eligible for inclusion in our proxy statement, had to be received by our corporate secretary was delayed to June 15, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

By:	/s/ Christopher B. Farrell
Christopher B. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.