Form 10-K/A
period 2005-12-25
OCCAM NETWORKS INC/DE
filed 2006-09-18
CIK 1108185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

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

Based on the average bid and asked price on June 26, 2005 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant on such date was approximately $31.2 million. For purposes of this disclosure, the registrant has excluded shares of common stock held by directors, executive officers and holders of 5% or more of the registrant’s outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2006, the number of shares outstanding of the registrant’s common stock was 6,974,185 shares (15,871,341 shares including, 8,897,158 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

EXPLANATORY NOTE

This report on Form 10-K/A (Amendment No. 2) is being filed to update the following portions of the Annual Report on Form 10-K filed by Occam Networks, Inc., a Delaware corporation, on March 30, 2006, and amended on May 19, 2006: (i) the disclosure included in “Item 9A. Controls and Procedures” of Part II, (ii) the reference within the report of our prior independent registered public accounting firm with respect to the Company’s going concern included in “Item 8. Financial Statements and Supplementary Data” of Part II, and (iii) “Note 1. Organization, Business and Basis of Presentation” of “Notes to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” of Part II. In addition, pursuant to the rules of the Securities and Exchange Commission, certain currently dated certifications are included with this Amendment.

The disclosures in Part II, Item 9A update management’s conclusions concerning Occam’s disclosure controls and procedures in light of Occam’s determination after the filing of the Form 10-K that certain of Occam’s filings under the Securities Exchange Act of 1934, as amended, had been made after the filing deadlines.

The revised Item 8 does not reflect any change or amendment to any previously filed financial statements. Rather, Note 1 to the Company’s financial statements has been revised to indicate that the Company’s audited financial statements for the year ended December 26, 2004 were issued subject to a going concern qualification, which was previously disclosed in our Annual Report on Form 10-K for such fiscal year filed on March 31, 2005. The revisions to Item 8 also include a conforming change to the form of report of our prior independent registered public accounting firm. Occam has filed the financial statements in their entirety as required by Rule 12b-15 under the Exchange Act.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and schedule required by Regulation S-X are provided in this Annual Report on Form 10-K/A as listed in item 15(a) of this Form 10-K/A.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the initial filing of our Annual Report on Form 10-K for the year ended December 31, 2005, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the report. Based on that evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

After the filing of our Annual Report on Form 10-K, we determined that our historic method of calculating the deadline for filing our reports under the Exchange Act was incorrect. We manage our activities based on a 13-week accounting quarter such that the fiscal period end date is the last Sunday of each quarter rather than the end of the calendar period. Until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006, which was timely filed, we calculated the filing deadline based on the calendar-period end date shown on our consolidated financial statements and not on our fiscal period end date. Beginning with our Form 10-Q for the first quarter of fiscal 2006, we now present our financial statements and calculate our filing deadlines as of the actual fiscal period end date. Based on our review of our past filings, we believe that we (including our predecessor Accelerated Networks, Inc.) were one to four days late in filing 14 Quarterly Reports on Form 10-Q and five Annual Reports on Form 10-K (excluding reports previously acknowledged as late on Form 12b-25).

In light of the subsequent determination that our historic method of calculating the deadline for filing our Exchange Act reports was incorrect, management reevaluated the effectiveness of our disclosure controls and procedures. In particular, management evaluated whether the incorrect methodology constituted either a material weakness or significant deficiency under applicable standards. Management determined that the incorrect methodology did not constitute a material weakness in that it did not result in any increase in the likelihood of a material misstatement of our financial statements. Management concluded, however, that the incorrect methodology constituted a significant deficiency in that it adversely affected Occam’s ability to timely report external financial data.

As a result of its subsequent determination, our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by our most recent Annual Report on Form 10-K to provide reasonable assurance that the information we were required to report in our Exchange Act reports was reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The late filings had no effect on the accuracy of the information contained in the Annual Report as filed, however, and management believes that the financial statements contained in our Annual Report on Form 10-K fairly present in all material respect our consolidated financial position, results of operations, and cash flows for the periods presented.

Changes in our Controls and Procedures

We have corrected our method of calculating filing deadlines and timely filed our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2006. As a result, our management believes that the significant deficiency discussed above has been remedied.

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

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005. (Incorporated by reference to Exhibit 3.1.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

Exhibit No.	Exhibit Title
4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

Exhibit No.	Exhibit Title
4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference for the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.9(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
10.42	Form of Funding Agreement dated as of November 9, 2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

Exhibit No.	Exhibit Title
10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.70(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.76(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

Exhibit No.	Exhibit Title
10.77	Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78(3)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Exhibits

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.

Date: September 16, 2006	By:	/s/ Robert L. Howard-Anderson
Robert L. Howard-Anderson
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Howard-Anderson Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2006

/s/ Christopher B. Farrell Christopher B. Farrell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2006

/s/ Steven M. Krausz* Steven M. Krausz	Director	September 16, 2006

/s/ Robert E. Bylin* Robert E. Bylin	Director	September 16, 2006

/s/ Robert B. Abbott* Robert B. Abbott	Director	September 16, 2006

/s/ Thomas E. Pardun* Thomas E. Pardun	Director	September 16, 2006

/s/ Kenneth Cole* Kenneth Cole	Director	September 16, 2006

/s/ Brian H. Strom* Brian H. Strom	Director	September 16, 2006

* By:	/s/ Christopher B. Farrell
Christopher B. Farrell, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of November 9, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 26, 2001, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 16, 2002, by and among Registrant, Odin Acquisition Corp. and Occam Networks, Inc. (incorporated by reference to Annex AAA to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

3.1.1	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective May 14, 2002 (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

3.1.2	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 3, 2003 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

3.1.3	Registrant’s Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 3.1.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Occam Networks, Inc. filed with the Secretary of State of the State of Delaware on September 2, 2005. (Incorporated by reference to Exhibit 3.1.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2003).

4.2	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

4.4	Form of Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.4.1	Certificate of Occam Networks, Inc. Eliminating Matters Set Forth in Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

4.6	Note and Warrant Purchase Agreement, dated as of November 9, 2001 by and among Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Annex H to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
4.6.1	First Amendment to Note and Warrant Purchase Agreement, dated as of December 19, 2002 by and among the Occam Networks, Inc., Occam Networks (California), Inc. and certain existing investors (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2002).

4.8	Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9	Certificate of Designation of the Series A-2 Preferred Stock filed with the Secretary of State of the state of Delaware on November 19, 2003 (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 21, 2003).

4.9.1	Certificate Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock filed with the Secretary of State of Delaware on November 11, 2004 (incorporated by reference to Exhibit 4.9.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

4.9.2	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on January 7, 2005 (incorporated by reference to Exhibit 4.9.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2004).

4.9.3	Certificate of Registrant, Increasing the Number of Shares of Preferred Stock Designated as Series A-2 Convertible Preferred Stock, filed with the Secretary of Sate of Delaware on May 16, 2005 (incorporated by reference to Exhibit 4.9.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.11	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among Occam Networks, Inc. and the investors (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12	Series A-2 Preferred Stock Purchase Warrant issued to Alta Partners (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.12.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta California Partners III, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.13	Series A-2 Preferred Stock Purchase Warrant issued to Alta Embarcadero Partners III, LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.13.1	Amendment and Notice of Exercise dated April 20, 2005 between Occam Networks, Inc. and Alta Embarcadero Partners III, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2005).

4.14	Letter agreement dated March 8, 2004 between Occam Networks, Inc. and Alta Partners relating to board rights (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.15	Management rights agreement dated as of March 8, 2004 between Alta Partners and Occam Networks, Inc. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed on March 12, 2004).

4.16	Amendment No. 2 to Series A-2 Preferred Stock Purchase Agreement dated as of November 19, 2003 by and among the Registrant and the investors (incorporated by reference to Exhibit 4.11 of the Registrant’s Current Report on Form 8-K filed on April 9, 2004).

4.17	Specimen Series A-2 stock certificate of Registrant (incorporated by reference for the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

Exhibit No.	Exhibit Title
10.9(3)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.11(3)	Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.14(2)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.19	Standard Industrial/Commercial Multi-Tenant Lease dated as of May 6, 1999, between the Registrant and Tyler Pacific III, LLC. (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.25(3)	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.26(3)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

10.27	Senior Loan and Security Agreement No. L6244 dated as of May 28, 1999, by and between the Registrant and Phoenix Leasing Incorporated (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.29(2)	Standard Industrial/Commercial Multi-Tenant Lease dated as of February 29, 2000, by and between the Registrant and Tyler Pacific III, LLC (incorporated by reference to the Exhibit with the same number on the Registrant’s Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732).

10.35	Retainer Agreement dated as of February 5, 2001 by and between the Registrant and Regent Pacific Management Corporation. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on May 8, 2001).

10.38	Form of Voting Agreement dated as of November 9, 2001 between Occam and certain (Registration No. 333-75816) stockholders of Registrant (incorporated by reference to Annex B to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.39	Form of Voting and Conversion Agreement dated as of November 9, 2001 between Registrant and certain Occam shareholders (incorporated by reference to Annex C to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.42	Form of Funding Agreement dated as of November 9, 2001 between Registrant and Occam (incorporated by reference to Annex F to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.43	Guaranteed Promissory Note, dated as of March 18, 2002, issued by Occam in favor of the Registrant (incorporated by reference to Annex K1 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.44	Secured Guaranty dated as of March 18, 2002, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K2 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

Exhibit No.	Exhibit Title
10.45	Guarantor Security Agreement, dated as of March 18, entered into by 2180 Associates Fund VII, L.P., New Enterprise Associates 9, L.P., Norwest Venture Partners VIII, L.P., NVP Entrepreneurs Fund VIII, L.P., U.S. Venture Partners VII, L.P., USVP Entrepreneur Partners VII-A, L.P. and USVP Entrepreneur Partners VII-B, L.P. in favor of the Registrant (incorporated by reference to Annex K3 to the Registration Statement on Form S-4 (Registration No. 333-75816) which the Securities and Exchange Commission declared effective on April 26, 2002).

10.46	Employment Agreement dated February 13, 2002 between the Registrant and Robert Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.47	Employment Agreement dated June 17, 2002 between the Registrant and Howard Bailey (incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002).

10.48	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Statement on Form S-8 (File No. 333-91070)).

10.49	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.50	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant’s Statement on Form S-8 (File No. 333-91070).

10.51	Master Lease Agreement dated December 8, 2000 by and between Comdisco, Inc. and Occam Networks (California), Inc. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.52	Standard Industrial/Commercial Multi-Tenant Lease dated March 26, 2001 by and between Applied Magnetics Corporation, a Delaware corporation DBA Innovative Micro Technology, and Occam Networks (California), Inc., a California corporation (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2002).

10.53	Loan and Security Agreement between Silicon Valley Bank and Occam Networks, Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.55	Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.56	Intellectual Property Security Agreement between Silicon Valley Bank and Occam Networks (California), Inc., dated June 16, 2003 (incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.57	Senior Loan and Security Agreement dated December 17, 2004, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.57 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.58	Warrant to acquire shares of common stock issued to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.58 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.59	Warrant to acquire shares of Series A-2 preferred stock to Hercules Technology Growth Capital, Inc. on December 17, 2004 (incorporated by reference to Exhibit 10.59 of the Registrant’s Current Report on Form 8-K filed on December 20, 2004).

10.61	Series A-2 Preferred Stock Purchased Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.61 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

Exhibit No.	Exhibit Title
10.62	Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.63	Letter Amendment Agreement among the Registrant, Occam Networks (California), Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.63 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.64	Promissory Note between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.64 of the Registrant’s Current Report on Form 8-K filed on January 13, 2005).

10.65	Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement dated as of January 7, 2005, among the Registrant and certain investors (incorporated by reference to Exhibit 10.65 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.66	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.66 of the Registrant’s Current Report on Form 8-K filed on March 24, 2005).

10.67(2)	Manufacturing License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.67.1	Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.68(2)	Technology License Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.68.1	Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

10.70(2)	Supply Agreement dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2005).

10.71	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to the Exhibit with the same number on the Registrants Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).

10.76(3)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant’s Current Report on Form 8-K filed in September 14, 2005).

10.77	Standard Form Multi-Tenant Lease dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant’s Current Report on Form 8-K filed on March 30, 2006).

10.78(3)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

21.1	Subsidiaries of the Registrant. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Exhibit Title
24.1	Power of Attorney (included on page 9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

(1)	Schedules omitted pursuant to Regulation S-K Item 601(b)(2) of the Securities Act. Registrant undertakes to furnish such schedules to the Commission upon request.
(2)	Confidential treatment has been requested and received for certain portions of this exhibit.
(3)	Management compensation plan/contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Occam Networks, Inc. and subsidiary

Santa Barbara, California

We have audited the consolidated balance sheet of Occam Networks, Inc. and subsidiary (collectively, the “Company”) as of December 25, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. and subsidiary as of December 25, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Occam Networks, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Occam Networks, Inc. and its subsidiaries (the “Company”) at December 26, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 25, 2005, except for the effects

of the reverse stock split discussed in Note 16,

as to which the date is March 10, 2006.

OCCAM NETWORKS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 26, 2004	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,432	$6,571
Restricted cash	2,101	3,749
Accounts receivable, net	5,217	9,403
Inventories, net	6,611	4,448
Prepaid and other current assets	794	1,684

Total current assets	19,155	25,855
Property and equipment, net	1,692	1,889
Other assets	213	203

Total assets	$21,060	$27,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,277	$4,100
Deferred sales	—	1,600
Accrued expenses	3,330	4,859
Current portion of long term debt and capital lease obligations	863	1,233

Total current liabilities	10,470	11,792
Long term debt and capital lease obligations	2,987	1,324

Total liabilities	13,457	13,116
Commitments and contingencies (note 11)
Redeemable preferred stock:
Series A-2 convertible preferred stock, $.001 par value, 4,600 shares authorized, 2,224 and 3,560 shares issued and outstanding at December 26, 2004 and December 25, 2005, respectively, liquidation preference of $66,723 and $106,800 at December 26, 2004 and December 25, 2005, respectively	20,993	34,869
Series A-2 convertible preferred stock warrant	503	73
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000 shares authorized; 6,714 and 6,871 shares issued and outstanding at December 26, 2004 and December 25, 2005, respectively	269	275
Additional paid-in capital	87,294	87,903
Warrants	559	559
Deferred stock compensation	(633)	(28)
Accumulated deficit	(101,382)	(108,820)

Total stockholders’ deficit	(13,893)	(20,111)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$21,060	$27,947

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended
	December 28, 2003	December 26, 2004	December 25, 2005
Sales	$7,982	$17,329	$39,238
Cost of sales	7,930	15,829	27,208

Gross profit	52	1,500	12,030
Operating expenses:
Research and product development	12,004	7,448	7,440
Sales and marketing	5,977	6,584	8,349
General and administrative	2,331	2,328	3,420

Total operating expenses	20,312	16,360	19,209
Loss from operations	(20,260)	(14,860)	(7,179)
Interest income	101	94	249
Interest expense	(284)	(223)	(508)

Loss before income taxes	(20,443)	(14,989)	(7,438)
Income tax benefit	11	—	—

Net loss	(20,432)	(14,989)	(7,438)
Beneficial conversion feature	(3,038)	(3,288)	(1,822)
Interest attributable to common stock potentially subject to rescission	500	—	—

Net loss attributable to common stockholders	(22,970)	(18,277)	(9,260)

Net loss per share attributable to common stockholders:
Basic and diluted	$(4.36)	$(2.73)	$(1.37)

Weighted average shares:
Basic and diluted	5,268	6,695	6,759

Amortization of stock-based compensation included in:
Research and product development	$943	$693	$519
Sales and marketing	179	119	70
General and administrative	105	40	6

Total amortization of stock-based compensation	$1,227	$852	$595

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Years ended December 28, 2003 , December 26, 2004 and December 25, 2005

	Series A-2 Preferred Stock		Series A Preferred Stock		Common Stock			Deferred Stock Based Compensation	Cumulative Translation Adjustment	Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants					Total
Balance at December 29, 2002	—	$—	1,472	$10,811	3,522	$141	$480	$(3,432)	$16	$65,254	$(65,961)	$7,309
Exercise of stock options	—	—	—	—	79	3	—	—	—	252	—	255
Repurchase of early exercise options	—	—	—	—	(3)	—	—	—	—	(7)	—	(7)
Increase in deemed fair value of stock options issued to consultants in exchange for ongoing professional services	—	—	—	—	—	—	—	2	—	(2)	—	—
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	—	576	—	(576)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,227	—	—	—	1,227
Issuance of series A-2 redeemable preferred stock, net of issuance costs	1,651	16,381	—	—	—	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(3,038)	—	—	—	—	—	—	—	3,038	—	3,038
Amortize beneficial conversion feature	—	3,038	—	—	—	—	—	—	—	(3,038)	—	(3,038)
Issuance of series A preferred stock, net of issuance costs	—	—	154	1,035	—	—	(26)	—	—	—	—	1,009
Exchange of series A preferred stock for common stock	—	—	(1,626)	(11,846)	3,077	123	—	—	—	11,723	—	—
Common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	10,000	—	10,000
Interest on common stock potentially subject to rescission	—	—	—	—	—	—	—	—	—	500	—	500
Issuance of warrants in connection with issuance of note payable	—	—	—	—	—	—	—	—	—	94	—	94
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,432)	(20,432)

Balance at December 28, 2003	1,651	$16,381	—	$—	6,675	$267	$454	$(1,627)	$—	$87,238	$(86,393)	$(61)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Years ended December 28, 2003, December 26, 2004 and December 25, 2005

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock			Deferred Compensation	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount	Warrants
Balance at December 28, 2003	1,651	$16,381	$—	6,675	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options	—	—	—	41	2	—	—	113	—	115
Shares repurchased	—	—	—	(2)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	852	—	—	852
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	142	(142)	—	—
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	573	4,612	515	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(2,893)	(480)	—	—	—	—	3,373	—	3,373
Amortize beneficial conversion feature	—	2,893	395	—	—	—	—	(3,288)	—	(3,288)
Issuance of warrants with long term debt	—	—	73	—	—	105	—	—	—	105
Net loss	—	—	—	—	—	—	—	—	(14,989)	(14,989)

Balance at December 26, 2004	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

Years ended December 28, 2003, December 26, 2004 and December 25, 2005

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock		Warrants	Deferred Compensation	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 26, 2004	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(101,382)	$(13,893)
Issuance of series A-2, redeemable preferred stock net of issuance costs, and conversion of warrants	1,336	13,876	(515)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	146	6	—	—	583	—	589
Stock grant to officer, net	—	—	—	11	—	—	—	121	—	121
Amortization of deferred stock-based compensation	—	—	—	—	—	—	605	(10)	—	595
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortization of beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(7,438)	(7,438)

Balance at December 25, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(108,820)	$(20,111)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 28, 2003	December 26, 2004	December 25, 2005
Operating activities
Net loss	$(20,432)	$(14,989)	$(7,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,084	1,296	1,045
Provision for excess and obsolete inventory	404	389	534
Non-cash charges relating to stock options and warrants	1,300	936	716
Writeoff of note receivable	—	—	399
Changes in operating assets and liabilities:
Accounts receivable	(1,346)	(2,875)	(4,186)
Inventory	(1,862)	(4,746)	1,629
Prepaid expenses and other assets	(19)	261	(1,310)
Accounts payable	1,400	3,276	(2,177)
Deferred sales	—	—	1,600
Accrued expenses	(1,030)	953	1,529

Net cash used in operating activities	(19,501)	(15,499)	(7,659)
Investing activities
Purchases of property and equipment	(736)	(1,052)	(1,216)
Restricted cash	(935)	(1,166)	(1,648)
Sale of India operations	(539)	—	—
Other assets	—	59	5

Net cash used in investing activities	(2,210)	(2,159)	(2,859)
Financing activities
Proceeds from capital lease obligations and notes payable	921	—	—
Payments of capital lease obligations and notes payable	(784)	(708)	(758)
Proceeds from issuance of long-term debt attached with common stock warrants	—	2,970	—
Proceeds from issuance of series A preferred stock, net of issuance costs	1,035	—	—
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	16,381	5,127	12,826
Proceeds from the exercise of stock options	255	115	589
Repurchase of common stock	(7)	—	—

Net cash provided by financing activities	17,801	7,504	12,657
Net increase (decrease) in cash and cash equivalents	(3,910)	(10,154)	2,139
Cash and cash equivalents, beginning of period	18,496	14,586	4,432

Cash and cash equivalents, end of period	$14,586	$4,432	$6,571

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2005

Note 1. Organization, Business and Basis of Presentation

Occam Networks, Inc. (the “Company”) develops, markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. The Company’s Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

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

On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW.OB” As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27273 shares of common stock. The share information in the accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

From its inception through December 25, 2005, the Company has incurred cumulative net losses of approximately $108.8 million. While the Company believes that its existing cash balances and any cash from operations will be sufficient to meet its capital and operating requirements through December 2006, it may be required to secure additional funding in the future. Such financing, if available, could take the form of additional equity or debt. To the extent the Company issues additional equity securities, it could result in substantial dilution to existing stockholders. In addition the terms of any financing whether in the form of debt or equity, could contain restrictive covenants that would limit management’s flexibility. The Company cannot predict whether it will be able to obtain additional financing if necessary. Any failure to obtain financing could have a material adverse effect on the Company’s business, financial condition and results of operations. Also, management’s plans to sustain profitability and generate additional cash flows include increasing revenues from new and existing customers, focus on cost reductions, and the launch of additional products.

Fiscal Year 2004 Going Concern

The Company’s financial statements for the fiscal year ended December 26, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The realization of assets and the satisfaction of liabilities and commitments in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations and the collection of

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

receivables to fund its obligations. In the course of its operations, the Company has incurred significant operating losses and negative cash flows since its inception, and it has funded its operations primarily from the sale of equity securities and debt borrowings. As of December 26, 2004, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern. As of December 26, 2004, the Company had cash and cash equivalents of $4.4 million, working capital of $8.7 million, and had incurred cumulative net losses of approximately $101.4 million.

Note 2. Summary of Significant Accounting Policies

Fiscal Period End—Occam reports its quarterly results based on a thirteen-week accounting calendar. Accordingly, the period end dates for 2003, 2004 and 2005 were December 28, December 26 and December 25, respectively.

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

Restricted Cash—At December 25, 2005, restricted cash consists of a $3.6 million of bonds used to support performance bonds required for RUS funded contracts and $120,000 in certificate of deposit required for a credit line on Company’s credit cards.

Financial Instruments—Due to their short-term nature and relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, accounts payable and accrued expenses approximate fair values at December 26, 2004 and December 25, 2005. The carrying value of notes payable and capital leases approximate fair value as they bear interest commensurate with their risk.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts quarterly . Past due balances of 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 26, 2004 and December 25, 2005, the allowance for doubtful accounts was $22,000 and $40,000, respectively.

Inventories—Inventories are goods held for sale in the normal course of business. Inventories are generally stated at standard cost, which approximates first-in, first-out cost, or market. The inventory balance is segregated between raw materials, work in process (“WIP”) and finished goods. Raw materials are low-level components, many of which are purchased from vendors. WIP is partially assembled products. Finished goods are products that are ready to be shipped to end customers at customer premises for installation or trial. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

occurs. Management regularly evaluates inventory for obsolescence and adjusts to net realizable value based on inventory that is obsolete or in excess of current demand.

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

Warranty—The Company provides standard warranties with the sale of products for up to 5 years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. The Company maintains product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. The Company quantifies and records an estimate for warranty related costs based on the Company’s actual history, projected return and failure rates and current repair costs. A summary of changes in the Company’s accrued warranty liability, which is included in accrued liabilities is as follows (in thousands):

	December 28, 2003	December 26, 2004	December 25, 2005
Warranty liability at beginning of the year	$267	$331	$675
Accruals for warranty during the year	239	497	893
Warranty utilization	(175)	(153)	(475)

Warranty liability at end of the year	$331	$675	$1,093

Revenue Recognition—Occam recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collectability is reasonably assured. Occam provides customer training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the period of sale. Occam further warrants its products for periods up to 5 years and records an estimate of warranty costs when revenue is recognized.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

preferred stock, common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Accounting for Stock-Based Compensation—Occam accounts for stock option grants to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of Occam’s common stock and the stock option exercise price. Compensation expense is recognized ratably over the stock option vesting period.

The following table illustrates the effect on net loss and net loss per share if Occam had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended
	December 28, 2003	December 26, 2004	December 25, 2005
Net loss, as reported:	$(20,432)	$(14,989)	$(7,438)
Add: Stock-based compensation, intrinsic value method reported in net loss	1,227	852	595
Deduct: Pro forma stock-based compensation fair value method	1,661	1,381	1,643

Net loss, pro forma	$(20,866)	$(15,518)	$(8,486)

Basic and diluted loss per share attributable to common stockholders:
As reported	$(4.36)	$(2.73)	$(1.37)
Pro forma	$(4.44)	$(2.81)	$(1.53)

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option’s vesting period, and the following assumptions were used:

	Year Ended
	December 28, 2003	December 26, 2004	December 25, 2005
Risk-free interest rate	3.0%	4.0%	4.0%
Expected lives (in years)	5.0	4.0	4.0
Dividend Yield	0.0%	0.0%	0.0%
Expected volatility	80.0%	80.0%	80.0%

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Research and Product Development—Research and product development costs are expensed as incurred.

Advertising Costs—Occam expenses advertising costs as incurred. Advertising expense totaled $15,000, $19,000 and $55,000 for the years ended December 28, 2003, December 26, 2004 and December 25, 2005, respectively.

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

Comprehensive Loss—SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 28, 2003, December 26, 2004 and December 25, 2005, there were no differences between the Company’s net loss and total comprehensive loss.

Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs–an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

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

Note 3. Inventories

Inventories consist of the following (in thousands):

	December 26, 2004	December 25, 2005
Raw materials	$294	$85
Work-in-process	256	30
Finished goods	6,061	4,333

	$6,611	$4,448

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

Note 4. Property and Equipment

The major components of property and equipment are as follows (in thousands):

	December 26, 2004	December 25, 2005
Computer hardware and software	$6,046	$7,113
Furniture and fixtures	342	223
Leasehold improvements	787	402

	7,175	7,738
Less accumulated depreciation and amortization	(5,483)	(5,849)

	$1,692	$1,889

Property and equipment under capital leases had an original cost of $2,244,000 for 2004 and 2005, and accumulated amortization thereon of $2,119,000 and $2,194,000 at December 26, 2004 and December 25, 2005, respectively.

Note 5. Accrued Expenses

The major components of accrued expenses are as follows (in thousands):

	December 26, 2004	December 25, 2005
Payroll, paid time off and related accruals	$820	$1,062
Deferred sales	—	1,600
Warranty accruals	675	1,093
Loss purchase commitments	482	—
Product failure accrual	307	266
Royalty accruals	340	343
Other accruals	706	495

Total	$3,330	$4,859

Note 6. Long-Term Debt and Capital Lease Obligations

At December 25, 2005 and December 26, 2004, long term debt and capital lease obligations consisted of the following (amounts in thousands):

	December 26, 2004	December 25, 2005
Senior loan and security agreement, net of $178 discount	$2,822	$2,474
Capital lease line of credit	285	—
Revolving line of credit and equipment facility	212	83
Note payable to stockholder	531	—

	3,850	2,557
Less current portion of long-term debt and capital lease obligations	(863)	(1,233)

	$2,987	$1,324

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

The maturity of the long-term debt as of December 25, 2005, were as follows (amounts in thousands):

For the years ending
December 31, 2006	$1,233
December 30, 2007	1,324

Total	$2,557

Senior Loan and Security Agreement

In December 2004 Occam borrowed $3.0 million under a senior loan and security agreement with a specialty finance company. The loan bears interest at 11.95% per annum and matures December 31, 2007. The agreement provides for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Obligations under the agreement are collateralized by substantially all of the Company’s assets. In connection with the loan agreement, the Company issued the lender warrants to purchase 41,666 shares of our common stock and 15,000 shares of Series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 has been treated as a reduction in the carrying amount of the loan and will be amortized as interest expense using the effective interest method over the life of the loan. The common warrants have been recorded in additional paid in capital and the preferred stock warrants have been recorded within the mezzanine in the accompanying consolidated balance sheet. The warrant for common stock is exercisable through December 2011 at an exercise price of $3.60 per share. The warrant for the Series A-2 preferred stock is exercisable through December 2009 at an exercise price of $10.00 per share. The Series A-2 preferred stock is convertible into common stock at a conversion price of $4.40 per share. At December 25, 2005, the outstanding principal was approximately $2.5 million, net of warrant discount of $178,000, of which approximately $1.1 million was current. In February of 2006, the company retired this loan in full.

Capital Lease Line of Credit

In December 2000, Occam obtained a capital lease line of credit from a financial institution, which allowed financing of up to $2.0 million for certain equipment, software, and tenant improvements. The capital lease line of credit bears interest of 14.5% or 17.7% based on the type of asset financed, and is collateralized by the purchased equipment. During the year ended December 25, 2005, the Company paid the outstanding principal of approximately $285,000. As of December 25, 2005, there was no outstanding balance under this capital lease line of credit.

Revolving Line of Credit and Equipment Financing Facility

During June 2003, the Company signed a loan and security agreement with a bank for a revolving line of credit for an amount up to $2.5 million, at a floating interest rate of prime plus .75 percent (8.25% and 6.25% at December 25, 2005, and December 26, 2004, respectively, subject to a floor of 5%) and a 1/2 percent per annum unused line fee, and an equipment financing facility for an amount up to $0.5 million at a floating interest rate of prime plus one percent, to be repaid in 36 monthly payments of principal plus accrued interest. Both facilities are collateralized by all available assets of the Company, and are subject to certain financial and reporting covenants, including a minimum quick ratio and maintenance of tangible net worth as defined in the agreement. The revolving line of credit expired in June of 2004. As of December 25, 2005 approximately $83,000 was outstanding under the equipment financing facility, all of which was current. In February of 2006, the company retired the debt in full.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

Notes Payable to a Stockholder

During June 2003, the Company issued a $500,000 unsecured subordinated promissory note payable to an investor. The note bears interest at the prime rate on the date of issuance (4.0%) and principal and accrued interest is due in June 2006. At December 26, 2004, $31,000 of interest was accrued on the note. In March 2005, this note and accrued interest was converted into 53,479 shares of Series A-2 preferred stock.

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

During 2004, the Company recorded a BCF charge to net loss attributable to common stockholders of $2,893,000 relating to the issuance of the Series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

is convertible. The Company also recorded a BCF on the preferred stock warrant (the “warrant BCF”) of $480,000 (as an adjustment to the warrant and additional paid in capital) that is being amortized using the interest method over the life of the warrant. During the year ended December 26, 2004, the Company recorded $395,000 of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

Series A-2 Preferred Stock Warrants

In connection with the issuance of the December 2004 senior loan and security agreement the Company issued warrants to purchase 15,000 shares of Series A-2 Preferred stock. The warrants have an exercise price of $10 per share and expire on December 17, 2009. All warrants are immediately exercisable.

Common Stock Reserved For Issuance

The following represents the number of common shares reserved for future issuance (in thousands):

Number of Common Shares Reserved for Issuance	December 26, 2004	December 25, 2005
Common Warrants	85	60
Stock Options	1,535	1,770
Convertible Preferred Stock and Warrants	7,386	8,125
Employee Stock Purchase Plan	107	105

	9,113	10,060

Common Stock Warrants

From 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 25, 2005:

Expiration Date	Exercise Price per Share	Number of Shares Underlying Warrant
December 17, 2011	$3.60	41,666
June 16, 2010	$10.00	12,500
May 14, 2006	$19.60	6,269

		60,435

Note 8. Stock Options

Stock Options

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

exercisable options are subject to repurchase by the Company at the original exercise price. At December 25, 2005 and December 26, 2004, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 26, 2004, 125 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. As of December 25, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

As of December 25, 2005 there were 2.5 million shares authorized under the Company’s stock option plans of which there were 709,000 shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 25, 2005 is as follows (shares in thousands):

	Options Outstanding
	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Options Exercisable
Exercise Prices				Shares	Weighted Average Price
$2.00 to $3.24	90	6.29	$2.70	80	$2.64
$3.60 to $3.80	306	7.34	$3.63	181	$3.62
$4.00 to $4.20	759	8.56	$4.11	266	$4.14
$4.60 to $14.60	510	8.62	$7.24	149	$6.10
$15.20 to $925.00	105	0.60	$78.62	105	$78.66

$2.00 to $925.00	1,770	7.78	$9.59	781	$14.29

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

A summary of the Company’s stock option activity is as follows (shares in thousands):

	Year Ended
	December 28, 2003		December 26, 2004		December 25, 2005
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	889	$17.60	1,199	$12.00	1,521	$10.00
Granted where exercise price equals fair value on grant date	668	$4.80	545	$4.00	478	$7.32
Exercised	(79)	$3.20	(42)	$2.80	(143)	$4.12
Canceled	(279)	$14.80	(181)	$7.20	(86)	$15.62

Outstanding at end of period	1,199	$12.00	1,521	$10.00	1,770	$9.59

Exercisable at end of period	453	$24.00	581	$19.20	781	$14.29

The weighted-average fair value of options granted to employees for the years ended December 25, 2005, December 26, 2004, and December 28, 2003 were $9.59, $2.80 and $4.80 per share, respectively.

Deferred Stock-Based Compensation

In connection with the grant of certain options to purchase common stock to employees during the years ended December 29, 2002 and December 30, 2001, Occam CA recorded deferred stock-based compensation of approximately $1,564,000 and $6,062,000, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts are being amortized ratably over the vesting period of the related options. Amortization expense relating to employee stock options for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, totaled $595,000, $852,000 and $1,227,000, respectively.

During 2000 through 2002, Occam CA issued options to consultants and advisory board members (“non-employees”). These options generally vested over the service period. As these stock options require future performance by the recipients, these options are considered variable grants for accounting purposes. The fair value of these options, determined using the Black-Scholes option pricing model, are re-measured each reporting period until such time that the options become fully vested. The Company recorded expense related to these options to non-employees of $1,000 for the year ended December 28, 2003. No expense was recorded for the years ended 2005 and 2004.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

Note 9. Income Taxes

The net effective income tax rate differed from the federal statutory income tax rate as follows:

	December 28, 2003	December 26, 2004	December 25, 2005
For the year ended
Statutory federal income tax benefit	(34)%	(34)%	(34)%
State income tax benefit (net of federal benefit)	(6)	(6)	(6)
Other	4	4	(20)
Valuation allowance	36	36	60

	—%	—%	—%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 26, 2004	December 25, 2005
Deferred tax assets:
Net operating loss carryforwards	$81,989	$86,153
Tax credit carryforwards	784	783
Depreciation and amortization	17	827
Other	2,343	1,808

	85,133	89,571
Less: valuation allowance	(85,133)	(89,571)

Net deferred tax assets	$—	$—

The change in the Company’s deferred tax valuation allowance is as follows:

Description	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
Income tax valuation allowance
2003	$74,869	$6,252	$81,121
2004	$81,121	$4,012	$85,133
2005	$85,133	$4,438	$89,571

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

At December 25, 2005, the Company had net operating loss carryforwards of approximately $227.6 million and $150.2 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire in varying amounts beginning in 2011 and 2006, respectively. The availability of the net operating losses to offset future taxable income may be limited as a result of ownership

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

changes in 2003 or prior years or the merger with Accelerated Networks in 2002, pursuant to Internal Revenue Code section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation, as defined. Net operating loss limitations under section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

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

	December 28, 2003
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$1,178	15%	$498	21%
Customer B	$1,155	14%	$723	31%

	December 26, 2004
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$2,995	17%	$856	16%
Customer B	$1,997	12%	$1,762	34%
Customer C	$1,941	11%	$70	1%

	December 25, 2005
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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

Note 11. Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2008. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, was $778,000, $890,000 and $821,000 respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Year Ending
December 31, 2006	$565
December 30, 2007	104
December 28, 2008	82

Total minimum lease payments	$751

Purchase Commitments

During 2005, the Company reversed a previously accrued purchase commitment of $482,000 due to one of its former principal manufacturers. As of December 25, 2005, the Company had open purchase orders with its current contract manufacturer of $8.3 million.

Royalties

The Company licenses certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. Royalty expenses incurred for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 were $0, $272,000 and $348,000 respectively.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

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

Note 13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 28, 2003	December 26, 2004	December 25, 2005
Numerator:
Net loss attributable to common stockholders	$(22,970)	$(18,277)	$(9,260)

Denominator:
Weighted-average common shares outstanding	5,297	6,699	6,759
Adjustment for common shares issued subject to repurchase	(29)	(4)	—

Denominator for basic and diluted calculations	5,268	6,695	6,759

Basic and diluted net loss per share applicable to common stockholders	$(4.36)	$(2.73)	$(1.37)

Note 14. Supplemental Disclosures of Cash Flow Information (In thousands)

	December 28, 2003	December 26, 2004	December 25, 2005
Cash paid during year for interest	$211	$93	$400
Conversion of common stock potentially subject to rescission to common stock	10,000	—	—
Conversion of series A preferred stock to common stock	11,846	—	—
Interest on notes payable	$—	$31	$353

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 25, 2005

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

Rights Offering

On February 1, 2006, the Company concluded a rights offering made to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholders to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date. Each share of A-2 preferred stock had a purchase price of $10 and was convertible into shares of Occam’s common stock at a conversion price of $4.40, resulting in a conversion ratio of 2.27273 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, we received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million.

Reverse Stock Split

On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW.OB” As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27273 shares of common stock.