Form 10-Q
period 2006-09-24
OCCAM NETWORKS INC/DE
filed 2006-10-13
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 24, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33069

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

As of September 24, 2006, the number of shares outstanding of the registrant’s common stock was 7,337,279 shares (15,876,874 shares including 8,539,595 of common stock issuable upon conversion of outstanding Series A-2 preferred stock).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data and liquidation preference amounts)

	24-Sep-06	25-Dec-05
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,657	$6,571
Restricted cash	4,656	3,749
Accounts receivable, net	11,937	9,403
Inventories, net	7,002	4,448
Prepaid and other current assets	1,842	1,684

Total current assets	31,094	25,855
Property and equipment, net	1,632	1,889
Other assets	183	203

Total assets	$32,909	$27,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,277	$4,100
Accrued expenses	3,934	4,859
Deferred revenues	2,839	1,600
Current portion of long-term debt	—	1,233

Total current liabilities	13,050	11,792
Long-term debt	—	1,324

Total liabilities	13,050	13,116
Commitments and contingencies (note 4)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, 4,600 shares authorized; 3,757 and 3,560 issued and outstanding at September 24, 2006 and at December 25, 2005, respectively; $113 million and $107 million liquidation preference as of September 24, 2006 and December 25, 2005, respectively	36,135	34,869
Series A-2 convertible preferred stock warrant	—	73
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000 shares authorized; 7,337 and 6,871 shares issued and outstanding at September 24, 2006 and December 25, 2005, respectively	275	275
Additional paid-in capital	91,166	87,903
Warrants	454	559
Deferred stock compensation	—	(28)
Accumulated deficit	(108,171)	(108,820)

Total stockholders’ deficit	(16,276)	(20,111)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,909	$27,947

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
Sales	$18,066	$10,663	$48,525	$26,324
Cost of sales	11,690	7,709	30,068	19,597

Gross margin	6,376	2,954	18,457	6,727
Operating expenses:
Research and product development	2,269	1,948	7,147	5,417
Sales and marketing	2,834	2,562	7,669	6,206
General and administrative	1,118	1,365	3,032	2,770

Total operating expenses	6,221	5,875	17,848	14,393

Profit (loss) from operations	155	(2,921)	609	(7,666)
Interest income (expense), net	61	(46)	66	(215)

Profit (loss) before provision for income taxes	216	(2,967)	675	(7,881)
Provision for income taxes	13	—	26	—

Net income (loss)	203	(2,967)	649	(7,881)
Beneficial conversion feature	—	—	(3,437)	(1,822)

Net income (loss) attributable to common stockholders	$203	(2,967)	$(2,788)	(9,703)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.44)	$(0.39)	$(1.44)
Diluted	$0.01	$(0.44)	$(0.39)	$(1.44)

Weighted average shares attributable to common stockholders:
Basic	7,279	6,769	7,104	6,741
Diluted	16,909	6,769	7,104	6,741

Stock-based compensation included in:
Cost of sales	$65	$—	$183	$—
Research and product development	198	137	522	419
Sales and marketing	159	20	316	62
General and administrative	118	2	243	5

Total stock-based compensation	$540	$159	$1,264	$486

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	24-Sep-06	25-Sep-05
Operating activities
Net income (loss)	$649	$(7,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,065	759
Stock-based compensation expense	1,264	608
Writeoff of note receivable	—	399
Changes in operating assets and liabilities:
Accounts receivable	(2,534)	(1,785)
Inventories	(2,554)	3,737
Prepaid expenses and other current assets	(244)	(544)
Accounts payable and accrued expenses	1,252	(3,171)
Deferred revenues	1,239	—

Net cash provided by (used in) operating activities	137	(7,878)

Investing activities
Purchases of property and equipment	(730)	(906)
Restricted cash	(907)	(908)
Other assets	—	3

Net cash used in investing activities	(1,637)	(1,811)

Financing activities
Payments of capital lease obligations and long-term debt	(2,557)	(477)
Proceeds from issuance of series A-2 preferred stock and warrants, net of issuance costs	2,723	12,826
Proceeds from the exercise of stock options	420	339

Net cash provided by financing activities	586	12,688

Net increase (decrease) in cash and cash equivalents	(914)	2,999
Cash and cash equivalents, beginning of period	6,571	4,432

Cash and cash equivalents, end of period	$5,657	$7,431

Supplemental disclosure of cash flow information:
Interest paid	$66	$313
Conversion of note payable and accrued interest to Series A-2 preferred stock	$—	$535

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

For the Nine Months Ended September 24, 2006

	Series A-2 Preferred Stock		Series A-2 Preferred Stock Warrants	Common Stock				Additional Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount	Warrants	Compensation
Balance at December 25, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(108,820)	$(20,111)
Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock	(147)	(1,457)	—	331	—	—	—	1,457	—	1,457
Net conversion of preferred stock warrants to common stock	—	—	(73)	27	—	—	—	73	—	73
Amortization of stock-based compensation	—	—	—	—	—	—	28	(28)	—	—

Exercise of common stock warrants	—	—	—	35	—	(105)	—	105	—	—

Stock-based compensation (FAS 123R)	—	—	—	—	—	—	—	1,236	—	1,236

Exercise of stock options	—	—	—	73	—	—	—	420	—	420

Record beneficial conversion feature	—	(3,437)	—	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	3,437	—	—	—	—	—	(3,437)	—	(3,437)

Net income	—	—	—	—	—	—	—	—	649	649

Balance at September 24, 2006	3,757	$36,135	$—	7,337	$275	$454	$—	$91,166	$(108,171)	$(16,276)

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three and nine months periods ended

September 24, 2006 and September 25, 2005 is unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 25, 2005 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006, as amended on May 19, 2006 and September 18, 2006. This financial information reflects all material adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the consolidated statements of financial position, results of operations and cash flows for the dates and periods presented.

The consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 25, 2005.

Occam manages its activities based on 13-week accounting quarters, with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam’s accounting quarters do not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 are

March 26, June 25, September 24, and December 31. Historically, Occam has presented its consolidated financial statements on a calendar month-end basis and provided additional disclosure identifying the actual period-end for accounting purposes. Occam’s financial statement presentation in this report is based on the actual accounting period. Accordingly, Occam’s consolidated balance sheet and its consolidated statements of operations and cash flows for the third quarter of fiscal 2006 are presented herein as of and for the quarter and year to date ended September 24, 2006.

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

We further warrant our products for periods up to five years and record an estimated warranty accrual when sales revenue is recognized.

2. INVENTORIES

Inventories consist of the following (in thousands):

	24-Sep-06	25-Dec-05
Raw materials	$8	$85
Work-in-process	52	30
Finished goods	6,942	4,333

	$7,002	$4,448

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
Net income (loss) attributable to common stockholders	$203	$(2,967)	$(2,788)	$(9,703)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	7,279	6,769	7,104	6,741
Dilutive effect of conversion of Series A-2 Preferred Shares	8,590	—	—	—
Dilutive effect of stock options	1,027	—	—	—
Dilutive effect of common stock warrants	13	—	—	—

Shares used in computation of diluted net income (loss) per share	16,909	6,769	7,104	6,741
Basic net income (loss) per share	$0.03	$(0.44)	$(0.39)	$(1.44)
Diluted net income (loss) per share	$0.01	$(0.44)	$(0.39)	$(1.44)

The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (shares in thousands):

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
Unvested shares of common stock subject to repurchase	—	—	—	—
Common stock equivalents of convertible preferred stock and warrants	—	8,125	8,590	8,125
Stock options	—	1,795	1,027	1,795
Common stock warrants	—	85	13	85

Common stock equivalents	—	10,005	9,630	10,005

4. COMMITMENTS AND CONTINGENCIES

Occam leases its office facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through 2009. Certain operating leases contain escalation clauses with annual base rent adjustments of 3% or a cost of living adjustment.

Approximate minimum commitments under non-cancelable operating leases are as follows (in thousands):

Twelve Months Ending
September 30, 2007	$140
September 28, 2008	108
September 27, 2009	13

Total minimum lease payments	$261

The operating lease for Occam’s Santa Barbara corporate headquarters will expire in the fourth quarter of 2006. Management expects to enter into a new, multi-year operating lease for a new facility. The Company also expects to incur significant expenses related to preparing and moving into a new facility. Failure to secure a new facility in a timely fashion would have a significant, adverse impact on Occam’s operations.

Indemnifications and Guarantees

Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Occam believes the estimated fair value of these agreements is minimal. Accordingly, Occam has no liabilities recorded for these agreements as of September 24, 2006 and December 25, 2005.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to meet the estimated sales demand. The contract manufacturer agreements include certain lead-time and cancellation provisions. At September 24, 2006, open purchase orders with contract manufacturers were $5.1 million.

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

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
Balance at beginning of period	$1,412	$976	$1,093	$675
Warranty provision expensed during period	460	358	1,488	715
Warranty utilization	(233)	(342)	(942)	(398)

Balance at end of period	$1,639	$992	$1,639	$992

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

5. STOCK OPTIONS

Stock Option Plans

In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan (“1997 Plan”), which was replaced by the 2000 Stock Incentive Plan (“2000 Plan”). The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company’s common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The Board of Directors has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested installment options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At September 24, 2006 and December 25, 2005, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The Board of Directors is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. As of September 24, 2006 and December 25, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement between Occam CA and Accelerated Networks, Inc., no further stock option grants were permitted from the 1999 Plan subsequent to the May 14, 2002 merger date.

Occam’s board of directors adopted the 2006 Equity Incentive Plan, or 2006 Plan, in May 2006, and the Company’s stockholders approved the plan at the annual stockholders meeting held on August 14, 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to its employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. As of September 24, 2006, the 2006 Plan had not yet been qualified under applicable securities laws and was not yet effective.

Occam has reserved 1,700,000 shares of its common stock for issuance pursuant to the 2006 Plan, plus any shares that, as of the date of effectiveness of the 2006 Plan, have been reserved but not issued under the 2000 Plan. In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

•	3.0% of the outstanding shares of Occam’s common stock on the first day of the fiscal year;

•	750,000 shares; or

•	such other amounts as Occam’s board of directors or a committee thereof may determine.

As of September 24, 2006 there were 2.8 million shares authorized under the Company’s stock option plans of which there were 678,000 shares available for future grants.

A summary of the Company’s stock option activity is as follows (shares and intrinsic value in thousands):

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2005	1,770	$9.59
Granted	567	19.43
Exercised	(73)	(4.99)
Forfeited or expired	(189)	(48.20)
Outstanding at September 24, 2006	2,075	9.31	8.06	$17,615

Exerciseable at September 24, 2006	877	$5.35	6.97	$10,594

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

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three and nine months ended September 24, 2006 and September 25, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
SFAS 123(R) stock-based compensation in:
Cost of sales	$65	$—	$183	$—
Research and product development expense	198	—	522	—
Sales and marketing expense	159	—	316	—
General and administrative expense	118	—	243	—

Total SFAS 123(R) stock-based compensation in operating expenses	475	—	1,081	—

Total SFAS 123(R) stock-based compensation	$540	$—	$1,264	$—

Prior to December 25, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the Company applied the fair-value based method as prescribed by SFAS No. 123, the effect on net income (loss) and income (loss) per share attributable to common stockholders for the three and nine months ended September 24, 2006 and September 25, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	24-Sep-06	25-Sep-05	24-Sep-06	25-Sep-05
Net income (loss) attributable to common stockholders, as reported	$203	$(2,967)	$(2,788)	$(9,703)
Add: Employee compensation expense for share options included in reported net income (loss), net of provision for income taxes	540	159	1,264	486
Less: Total employee compensation expense for share options determined under fair-value method, net of provision for income taxes	(540)	(445)	(1,264)	(1,237)

Net income (loss) attributable to common stockholders, pro forma	$203	$(3,253)	$(2,788)	$(10,454)

Income (loss) per share attributable to common stockholders:

Basic income (loss) per share, as reported	$0.03	$(0.44)	$(0.39)	$(1.44)

Basic income (loss) per share, pro forma	$0.03	$(0.48)	$(0.39)	$(1.55)

Diluted income (loss) per share, as reported	$0.01	$(0.44)	$(0.39)	$(1.44)

Diluted income (loss) per share, pro forma	$0.01	$(0.48)	$(0.39)	$(1.55)

As of September 24, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $4.7 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.

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

	24-Sep-06	25-Sep-05
Risk-free interest rate	5%	4%

Expected term (years)	3.3	4.0

Dividend yield	—%	—%

Expected volatility	74%	80%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended September 24, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an optional alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company adopted FSP 123(R)-3 in its first quarter of fiscal 2006. This adoption has not had a material impact on its financial condition or results of operations.

6. SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On February 1, 2006, the Company concluded a rights offering to eligible shareholders of record as of December 26, 2005. Each subscription right entitled the stockholder to subscribe for and purchase one share of Series A-2 preferred stock for each 2.725 shares of common stock held on the record date. Each share of Series A-2 preferred stock had a purchase price of $10.00 and is convertible into shares of Occam’s common stock at a conversion price of $4.40, representing a conversion ratio of 2.27273 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, Occam received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million and net proceeds of $2.7 million.

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

In March 2004, the Company recorded a BCF on the preferred stock warrant of $480,000 (as an adjustment to the warrant and additional paid in capital) that was amortized using the interest method over the life of the warrant. For the nine months ended September 25, 2005, the Company recorded $85,000 of amortization of the warrant BCF. The warrant BCF was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant. The warrant was exercised in full in April 2006.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. To date, we have shipped our BLC platform to over 180 customers.

From our inception through September 24, 2006, we have incurred cumulative net losses of approximately $108.2 million. Since the merger with Accelerated Networks, we have implemented a number of expense reduction actions to reduce our operating losses and consumption of cash, including reductions in force, change to a sequential product development plan, and non-renewal of certain facilities leases. As a result of these actions, and in combination with an increase in our sales, we reached positive operating income in the fourth quarter of 2005.

We manage our activities based on 13-week accounting quarters, with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters do not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 are March 26, June 25, September 24, and December 31. Historically, we have presented our consolidated financial statements on a calendar month-end basis and provided additional disclosure identifying the actual period-end for accounting purposes.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the nine months ended September 24, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for our fiscal year ended December 25, 2005.

Stock-Based Compensation

Effective beginning the first fiscal quarter 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

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

	24-Sep-06	25-Sep-05
Risk-free interest rate	5%	4%

Expected term (years)	3.3	4.0

Dividend yield	—%	—%

Expected volatility	74%	80%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended September 24, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations

Three months ended September 24, 2006 and September 25, 2005

Sales

Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $7.4 million or 69% to $18.1 million for the three months ended September 24, 2006 as compared to sales of $10.7 million for the three months ended September 25, 2005. This increase was attributable to the expansion of our customer base and repeat orders from existing customers.

Cost of sales and gross margins

Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, provisions for obsolete inventory and the cost of post-sale support. Cost of sales increased by $4.0 million or 52% to $11.7 million for the three months ended September 24, 2006 as compared to $7.7 million for the three months ended September 25, 2005. The increase was primarily due to increased sales. Gross margin improved to 35% of sales for the three months ended September 24, 2006 compared to a gross margin of 28% of sales for the three months ended September 25, 2005. This gross margin improvement was primarily due to reductions in product manufacturing costs, overhead absorption rates and inventory carrying costs partially offset by post-sales customer service costs. Gross margin decreased from 39% for the three months ended June 25, 2006 to 35% for the three months ended September 24, 2006. This sequential decline in gross margin was due in part to higher sales of some of our lower margin products, such as cabinets and our relatively new fiber to the premises, or FTTP, products, in the three months ended September 24, 2006. We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix and introduction of new products. To the extent that cabinets and other lower margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

Research and product development expenses

Research and product development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $0.3 million or 16% to $2.3 million for the three months ended September 24, 2006 as compared to $1.9 million for the three months ended September 25, 2005. The increase was principally attributable to increased personnel-related costs, stock-based compensation charges and third-party design service costs. We expect research and development expenses to continue to increase in future periods.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, development and distribution of promotional materials, and other costs related to marketing, sales, public relations, and customer support activities. Sales and marketing expenses increased by $0.3 million or 11% to $2.8 million for the three months ended September 24, 2006 as compared to $2.6 million for the three months ended September 25, 2005. This increase was primarily due to increased headcount, stock-based compensation, commissions and customer trial equipment expenses incurred in an effort to increase sales and market penetration. We expect sales and marketing costs to continue to increase in 2006 as we make additional expenditures aimed at increasing sales and expanding our business. However, we cannot ensure that we will be able to expand our business, if at all, at a rate that would more than offset our increased sales and marketing expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and general corporate costs. General and administrative expenses decreased by $0.2 million or 18% to approximately $1.1 million for the three months ended September 24, 2006 as compared to approximately $1.4 million for the three months ended September 25, 2005. The decrease in general and administrative expenses was attributable in part to the writeoff of a loan during the third quarter of fiscal 2005 against the purchase of our subsidiary in India. In 2003, the company sold its India operations in exchange for a note receivable of $608,000. In the third quarter of 2005, the purchaser defaulted on the note and the Company wrote off the remaining loan balance of $399,000. This decrease was partially offset by increased salaries, stock-based compensation expense and outside accounting fees in the third quarter of fiscal 2006. We expect our general and administrative expenses to remain flat in the remainder of 2006, although we may incur additional costs and expenses in future periods as we prepare to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Effective as of the first fiscal quarter of 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts have not been restated to reflect the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $0.5 million of stock-based compensation expense for the three months ended September 24, 2006.

Nine months ended September 24, 2006 and September 25, 2005

Sales and gross margins

Sales increased by approximately $22.2 million or 84% to $48.5 million for the nine months ended September 24, 2006, compared to sales of $26.3 million for the nine months ended September 25, 2005. The increase was due to increased sales from the expansion of our customer base combined with repeat orders from existing customers. We expect to continue to grow revenue through the end of fiscal 2006, subject to, among other things, continuing improvements in the market for telecommunications equipment and the risk and uncertainties described under the caption “Risk Factors” beginning on page 26.

Cost of sales

Cost of sales increased by $10.5 million or 53% to $30.1 million for the nine months ended September 24, 2006, compared to $19.6 million for the nine months ended September 25, 2005. Cost of sales increased as a result of increased sales. Gross margin improved to 38% of sales for the nine months ended September 24, 2006 compared to a gross margin of 26% of sales for the nine months ended September 25, 2005. This gross margin improvement was primarily due to a reduction in product manufacturing costs, overhead absorption rates and inventory carrying costs, partially offset by increased costs associated with increased sales and by post-sales customer service costs. We expect that our gross margins will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margins.

Research and product development expenses

Research and product development expenses increased by $1.7 million or 32% to $7.1 million for the nine months ended September 24, 2006, as compared to $5.4 million for the nine months ended September 25, 2005. This increase was principally attributable to increased personnel-related costs, stock-based compensation and increased third-party design service costs. We expect our research and product development expenditures for the remaining months of 2006 to increase slightly as new product initiatives are undertaken.

Sales and marketing expenses

Sales and marketing expenses increased by $1.5 million, or 24%, to $7.7 million for the nine months ended September 24, 2006, compared to $6.2 million for the nine months ended September 25, 2005. This increase was primarily due to increased headcount and related salary expenses, stock-based compensation, customer trial equipment, commissions and other promotional expenses incurred in an effort to increase revenues and market penetration. We expect sales and marketing costs to increase slightly during the remaining months of fiscal 2006 as we make additional expenditures to expand our business. However, we cannot ensure that we will be able to expand our business, if at all, at a rate that would more than offset our increased sales and marketing expenses.

General and administrative expenses

General and administrative expenses increased by $0.3 million, or 9%, to $3.0 million for the nine months ended September 24, 2006, as compared to $2.8 million for the nine months ended September 25, 2005. General and administrative expenses increased primarily due to the increased headcount and related salary expenses, stock-based compensation expense, and legal and outside accounting fees incurred during the nine months ended September 24, 2006, related to corporate filings and corporate governance. We expect our general and administrative expenditures to remain flat for the remaining months of 2006, although we may incur additional costs and expenses in future periods as we prepare to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-based compensation

Effective as of the first fiscal quarter of 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts have not been restated to reflect the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $1.3 million of stock-based compensation for the nine months ended September 24, 2006.

Provision for income taxes

Our effective federal tax rates for the nine months ended September 24, 2006 and September 25, 2005 were 3.8% and 0%, respectively, due to our net operating loss carry forwards and net operating loss, respectively.

As of September 24, 2006, our net operating loss carry forwards were approximately $221.3 million for federal tax purposes, expiring through 2025, and $144.1 million for state tax purposes, expiring through 2024. Under the change in ownership provisions of Section 382 of the Internal Revenue Code, utilization of our remaining net operating loss carry forwards may be limited, perhaps substantially. The amount of such limitation, if any, has not been determined.

Liquidity and Capital Resources

As of September 24, 2006, we had cash and cash equivalents of $5.7 million compared with $6.6 million as of December 25, 2005. The net decrease in cash and cash equivalents was the result of increased accounts receivables and inventory of approximately $5.1 million, the use of cash to retire $2.6 million of debt, increased restricted cash of $0.9 million and purchases of fixed assets of $0.7 million partially offset by the issuance of Series A-2 preferred stock for net proceeds of $2.7 million in February 2006.

Cash provided by operating activities was $0.1 million in the nine months ended September 24, 2006 as compared to cash used in operating activities of $7.9 million for the nine months ended September 25, 2005. Cash provided by operations was primarily comprised of increased payables, accruals and deferred revenues of $2.5 million and earnings before depreciation, amortization and stock related charges of $3.0 million, partially offset by an increase of inventory of $2.6 million and increased accounts receivables of $2.5 million.

Cash used in investing activities was $1.6 million for the nine months ended September 24, 2006, compared to cash used in investing activities of $1.8 million for the nine months ended September 25, 2005. The cash used in investing activities for the nine months ended September 24, 2006 consisted of an increase of $0.9 million of restricted cash and $0.7 million used in the purchase of fixed assets in 2006.

Cash provided by financing activities for the nine months ended September 24, 2006 decreased by $12.1 million to $0.6 million as we raised $2.7 million of net proceeds from the closing of the rights offering in February 2006 and used the proceeds to retire $2.6 million of notes payable. During the nine months ended September 25, 2005, we raised $12.8 million of capital from the sale of Series A-2 preferred stock to fund operations.

Working Capital

Working capital increased to $18.0 million at September 24, 2006, compared to $14.1 million at December 25, 2005. The increase was principally attributable to the completion of a rights offering in February 2006 that generated $2.7 million of net proceeds, an increase in accounts receivable of $2.5 million and an increase in net inventory of approximately $2.6 million.

We believe that our cash, cash equivalents and cash from operations, together with the proceeds to us of the contemplated offering of our common stock, will be sufficient to finance our operations over the next 24 months. Although we believe these funds will be sufficient to maintain and expand our operations in accordance with our business strategy, we may need additional funds in the future. If we are unable to raise additional financing when and if needed, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our announcement of an intended public offering does not constitute an offer of any securities for sale and is subject to the completion of the registration statement filed by us with the Securities and Exchange Commission (SEC) and the effectiveness of that registration statement. There can be no assurance that the registration statement will be declared effective or that the proposed public offering will be completed.

Anticipated Lease Facility

The operating lease for our Santa Barbara headquarters facility will expire in the fourth quarter of 2006. Our management believes that adequate facilities are available at commercially reasonable rates in the Santa Barbara area, and we expect to relocate our operations to a new facility in the near term. Occam expects to incur significant cash expenditures in connection with preparing and moving to a new facility. Although we cannot estimate the actual costs until a new facility has been identified and a lease executed, the cash expenditures would be expected to have an adverse effect on our available cash. For income statement purposes, the costs associated with our new facility will be amortized over the shorter of the term of our operating lease or the useful life of the asset.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact FIN No. 48 will have on our consolidated balance sheets and consolidated statements of income.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents. We generally invest our surplus cash balances in high credit quality money market funds with original or remaining contractual maturities of less than 90 days. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We do not hold financial instruments for trading or speculative purposes. We do not use any derivatives or similar instruments to manage our interest rate risk.

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

In making their assessment concerning the effectiveness of our disclosure controls and procedures as of September 24, 2006, management considered the internal control deficiencies and remediation efforts described below. In particular, they noted that although significant deficiencies had been identified, they did not identify any material weaknesses or likely material weaknesses as of the end of the period covered by this report. In light of the deficiencies described below, our management performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management believes that the consolidated financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations, and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

We are not currently subject to the management reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We currently expect to become subject to these requirements for our fiscal year ending December 30, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because we are not currently subject to the requirements of Section 404, our management has not yet assessed the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm has not audited our internal controls over financial reporting. Our management and independent registered public accounting firms have, however, from time to time identified actual or potential control deficiencies, which have resulted in changes in our internal controls as described below. We may also identify additional control deficiencies that require further remedial action as we prepare to comply with Section 404.

In a March 2005 management letter, our independent registered public accounting firm at that time identified certain internal control deficiencies in connection with their audit of our consolidated financial statements for the year ended December 26, 2004. Of those deficiencies, our prior independent registered public accounting firm indicated, without drawing any affirmative conclusion, that three could potentially constitute material weaknesses. Specifically, our prior independent registered public accounting firm indicated that a deficiency relating to segregation of duties was a “likely” material weakness, a deficiency relating to preparation of Exchange Act filings “could result” in a material weakness, and a deficiency relating to the quality of supporting schedules “could lead to a more than a remote likelihood of material misstatement.”

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential.

During 2005 and 2006, we implemented numerous remedial measures to address the deficiencies reported in the management letter from our prior independent registered public accounting firm. A list of objectives and remedial measures implemented to date with respect to the matters identified by our prior independent registered public accounting firm is as follows:

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

Where remedial measures have taken time to implement, such as the addition of finance staff and the segregation of duties, we have implemented additional levels of review to help ensure that any erroneous entries or misstatements are caught before they are reflected in our consolidated financial statements. Management believes that while more permanent changes are being adopted, these manual controls have been effective in reporting accurate financial results in accordance with accounting principles generally accepted in the United States of America.

Based on the remedial actions taken to date, including those described above, we believe we have made significant improvements in the areas of concern identified by our prior independent registered public accounting firm. In connection with their audit of our consolidated financial statements for the year ended December 25, 2005, our current independent registered public accounting firm commented on but did not audit our internal controls. Our current independent registered public accounting firm’s concerns related to segregation of duties, deficiencies in internal controls and document retention. Our current independent registered public accounting firm indicated that they consider the matters identified to be significant deficiencies but not material weaknesses. Since receiving the 2006 management letter, we have made further enhancements to our internal controls, including the hiring of additional finance staff, the formalization of duties and responsibilities, the adoption of new review and reconciliation processes and the implementation of a series of document retention improvements. Our internal control remediation efforts are continuing, and we expect they will continue through 2006 and into 2007 as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 30, 2007.

In addition to the matters identified above, we have determined that our historic method of calculating the deadline for filing our reports under the Securities Exchange of 1934, as amended, was incorrect. As indicated in Note 1 to the consolidated financial statements included in this report, we manage our activities based on a 13-week accounting quarter such that the fiscal period end date is the last Sunday of each quarter rather than the end of the calendar period. Until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006, which was timely filed, we calculated the filing deadline based on the calendar-period end date shown on our consolidated financial statements and not on our fiscal period end. Beginning with our Form 10-Q for the first quarter of fiscal 2006, we now present our consolidated financial statements and calculate our filing deadlines as of the actual fiscal period end date. Based on our review of our past filings, we believe that we were one to four days late in filing 14 Quarterly Reports on Form 10-Q and five Annual Reports on Form 10-K (excluding reports previously acknowledged as late on Form 12b-25).

In light of the determination that our historic method of calculating the deadline for filing our Exchange Act reports was incorrect, management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we were required to report in our Exchange Act reports was reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The late filings had no effect on the accuracy of the information contained in the reports as filed, however, and management believes that the consolidated financial statements contained in our Exchange Act reports fairly present in all material respect our consolidated financial position, results of operations, and cash flows for the periods presented.

We believe that the miscalculation of our filing deadlines met the requirements of a significant deficiency in that it adversely affected our ability to report financial information within the prescribed time periods. We do not believe that it constituted a material weakness in our system of internal controls, however, in that it did not increase the likelihood of a misstatement in our consolidated financial statements. We changed our method of calculating our filing deadlines during the second quarter of fiscal 2006 and since then we have timely filed our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2006. Accordingly, we believe the significant deficiency has been remedied.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could limit our growth and delay implementation of our expansion plans. Factors that may cause or contribute to fluctuations in our operating results include:

•	fluctuations in demand for our products, including the timing of decisions by our target customers to upgrade their networks and deploy our products;

•	seasonal reductions in field work during the winter months and the impact of annual budgeting cycles;

•	the size and timing of orders we receive and products we ship during a given period;

•	delays in recognizing sales, particularly from government funded contracts;

•	introductions or enhancements of products, services and technologies by us or our competitors, and market acceptance of these new or enhanced products, services and technologies;

•	the amount and timing of our operating costs, including sales, engineering and manufacturing costs and capital expenditures; and

•	quarter-to-quarter variations in our operating margins resulting from changes in our product mix.

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

We have incurred significant losses since our inception, we have never been profitable in any annual period and as of September 24, 2006, and we had an accumulated deficit of $108.2 million. For fiscal 2003 and 2004, our independent registered public accounting firm included in its opinion regarding our consolidated financial statements an explanatory paragraph regarding our ability to continue as a going concern. While we achieved positive operating income during the quarters ended December 25, 2005, March 26, 2006, June 25, 2006 and September 24, 2006, we cannot assure you that we will not incur losses or negative cash flow in the future. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, results of operations and financial condition.

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

As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier’s product has been installed. As a result, competition among equipment suppliers to secure contracts with potential customers is particularly intense and will continue to place pressure on product pricing. Some of our competitors have in the past and may in the future offer substantial discounts to win new customers and generate cash flows. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or maintain profitability.

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

We recently enhanced our BLC 6000 platform to support active Gigabit Ethernet fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. The introduction of new products is also expected to place pressure on our gross margins as most new products require time and increased sales volumes to achieve cost-saving efficiencies in production. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments and we may lose current and potential customers.

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

Competition for skilled personnel, particularly those specializing in engineering and sales is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly-hired personnel will function effectively, both individually and as a group. In particular, we must continue to expand our direct sales force, including hiring additional sales managers, to grow our customer base and increase sales. In addition, our industry is characterized by frequent claims relating to unfair hiring practices. We may become subject to such claims and may incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively hire, integrate and utilize new personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations could suffer.

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

We recently moved a portion of our manufacturing to the overseas facilities of our primary contract manufacturer. This transition presents a number of risks, including the potential for a supply interruption or a reduction in manufacturing quality or controls, any of which would negatively impact our business, customer relationships and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provided absolute assurance that misstatements due to error or fraud will occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed below, our management, together with our independent registered public accounting firms, have identified control deficiencies in the past and may identity additional deficiencies in the future.

In a March 2005 management letter our independent registered public accounting firm at that time identified certain internal control deficiencies in connection with their audit of our consolidated financial statements for the year ended December 26, 2004. Of those deficiencies, our prior auditors indicated, without drawing any affirmative conclusion, that three could potentially constitute material weaknesses. Specifically, our prior independent registered public accounting firm indicated that a deficiency relating to segregation of duties was a “likely” material weakness, a deficiency relating to preparation of Exchange Act filings “could result” in a material weakness, and a deficiency relating to the quality of supporting schedules “could lead to a more than a remote likelihood of material misstatement.”

During 2005 and 2006, we implemented numerous remedial measures to address the deficiencies reported in the management letter from our prior independent registered public accounting firm. A list of objectives and remedial measures implemented in 2005 with respect to the matters identified by our prior independent registered public accounting firm is included under Item 4(b) of this quarterly report. In connection with their audit of our consolidated financial statements for the year ended December 25, 2005, our current independent registered public accounting firm commented on but did not audit our internal controls. Our current independent registered public accounting firm’s concerns related to segregation of duties, deficiencies in internal controls and document retention. Our current independent registered public accounting firm indicated that it considers the matters identified to be significant deficiencies but not material weaknesses. Since receiving the 2006 management letter, we have made further enhancements to our internal controls, including the hiring of additional finance staff, the formalization of duties and responsibilities, the adoption of new review and reconciliation processes and the implementation of a series of document retention improvements.

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

We have determined that our historic method of calculating the deadline for filing our reports under the Securities Exchange of 1934, as amended, was incorrect. We manage our activities based on a 13-week accounting quarter such that the fiscal period end date is the last Sunday of each quarter rather than the end of the calendar period. Until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 26, 2006, which was timely filed, we calculated the filing deadline based on the calendar-period end date shown on our consolidated financial statements and not on our fiscal period end. Beginning with our Form 10-Q for the first quarter of fiscal 2006, we now present our consolidated financial statements and calculate our filing deadlines as of the actual fiscal period end date. Based on our review of our past filings, we believe that we were one to four days late in filing 14 Quarterly Reports on Form 10-Q and five Annual Reports on Form 10-K (excluding reports previously acknowledged as late on Form 12b-25). We believe that the miscalculation of our filing deadlines met the requirements of a significant deficiency in that it adversely affected our ability to report financial information within the prescribed time periods. We do not believe that it constituted a material weakness, however, in that it does not increase the likelihood of a misstatement in our consolidated financial statements. We changed our method of calculating our filing deadlines during the second quarter of fiscal 2006 and timely filed our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006. Accordingly, we believe the significant deficiency has been remedied.

In light of the determination that our historic method of calculating the deadlines for filing our Exchange Act reports was incorrect, management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we were required to report in our Exchange Act reports was reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The late filings had no effect on the accuracy of the information contained in the reports as filed, however, and management believes that the consolidated financial statements contained in our Exchange Act reports fairly present in all material respect our consolidated financial position, results of operations, and cash flows for the periods presented.

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

As of September 24, 2006, we had incurred significant losses in the U.S. and we believe we have certain net operating loss, or NOL, carry-forwards for federal tax purposes and state tax purposes to offset future federal and state taxable income, if any. Our ability to utilize these NOL carry-forwards may be subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. We may undergo an ownership change if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than 50 percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry-forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry-forwards.

It is possible that past events, such as the merger of Occam CA with Accelerated Networks, our private placements of preferred stock or other equity transactions triggered an ownership change for purposes of Section 382 of the Internal Revenue Code or that the contemplated offering of our common stock, when taken together with our past equity transactions, could trigger an ownership change for purposes of Section 382 of the Internal Revenue Code. Any such ownership change would limit our ability to use any U.S. federal and state NOL carry-forwards as described above. Due to possible limitations on our ability to use any of these NOL carry-forwards, our balance sheets as of December 25, 2005 and September 24, 2006 do not include any deferred tax asset we may have as a result of NOLs. To the extent that these NOLs are exhausted, we expect to be taxed at the federal and state statutory rates. Even if the contemplated offering of our common stock does not trigger an ownership change, it will increase the likelihood that we may undergo an ownership change for purposes of Section 382 in the future. Our announcement of an intended public offering does not constitute an offer of any securities for sale and is subject to the completion of the registration statement filed by us with the Securities and Exchange Commission (SEC) and the effectiveness of that registration statement. There can be no assurance that the registration statement will be declared effective or that the proposed public offering will be completed.

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

In recent years, the telecom service provider market has undergone substantial consolidation, illustrated by the merger of SBC Communications Inc. with AT&T Inc., the merger of SBC Communications (now renamed AT&T) with BellSouth Corporation, and the merger of Verizon Communications Inc. with MCI, Inc. Transactions such as these generally have negative implications for equipment suppliers like us, including a reduction in the number of potential customers for telecom equipment products, a decrease in aggregate capital spending and greater pricing power by service providers over equipment suppliers. Continued consolidation of the telecom service provider industry, including among IOC customers which we focus on, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

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

Some of our operations are regulated under various federal, state and local environmental laws. Our planned international expansion will likely subject us to additional environmental and other laws. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including telecom equipment, to be financially responsible for the specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products. Failure to comply with these and other environmental laws could result in fines and penalties and decreased sales, which could adversely affect our planned international expansion and our operating results.

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

As of September 24, 2006 our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 51% of our outstanding common stock assuming conversion of all outstanding preferred stock. Investment funds affiliated with U.S. Venture Partners, Norwest Venture Partners, New Enterprise Associates and Alta Partners, collectively control approximately 75% of our outstanding voting stock on an as converted basis. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam, and Alta Partners has the right to designate a director, although that right has not yet been exercised. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Our shares of common stock are currently traded on the NASD’s OTC Bulletin Board. An active public market for our shares on the OTCBB Market may not develop or be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. Assuming conversion of all outstanding preferred stock, we had a total of 15,876,874 shares of common stock outstanding as of September 24, 2006. Of these shares, a substantial majority are either freely tradable, without restriction, in the public market or eligible for registration by us, which would make them freely tradable, without restriction in the public market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders originally scheduled to be held on July 26, 2006 was adjourned and rescheduled because there were insufficient stockholders present in person or represented by proxy to constitute a quorum. The rescheduled annual meeting of stockholders was held on Monday August 14, 2006. At the annual meeting of stockholders, our stockholders adopted the following resolutions by the respective votes indicated:

1.	To elect seven (7) directors to serve until our next annual meeting of stockholders, or in each case until their successors are duly elected and qualified.

NAME	VOTES FOR	VOTES WITHHELD
Robert L. Howard-Anderson	11,697,202	1,323
Steven M. Krausz	11,697,202	1,323
Thomas Pardun	11,697,202	1,323
Robert B. Abbott	11,697,202	1,323
Robert E. Bylin	11,697,202	1,323
Kenneth Cole	11,697,202	1,323
Brian H. Strom	11,697,202	1,323

2.	To ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered public accounting firm for the 2006 fiscal year.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,683,926	2,026	12,573

3.	To approve an amendment to our certificate of incorporation to decrease the number of authorized shares of our common stock from 950,000,000 to 250,000,000.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,689,779	7,615	1,131

4.	To approve an amendment to our certificate of incorporation to increase the number of authorized shares of our preferred stock from 7,000,000 to 10,000,000.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,631,974	59,570	6,981

5.	To approve the amendment and restatement of our certificate of incorporation.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,204,948	33,856	459,721

6.	To approve an amendment to our certificate of incorporation to readopt certain provisions of our certificate of incorporation that require the approval of at least 66 2/3% of our outstanding voting stock in order to take certain actions under our certificate of incorporation.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,614,895	82,581	1,049

7.	To ratify and approve the adoption of our 2006 Equity Incentive Plan under which 1,700,000 shares of our common stock have been reserved for issuance, subject to automatic annual increases as described in the proxy statement.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,601,083	89,650	7,792

8.	To ratify and approve the adoption of our 2006 Employee Stock Purchase Plan under which 200,000 shares of our common stock have been reserved for issuance, subject to automatic annual increases as described in the proxy statement.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,607,674	83,624	7,227

9.	To ratify and approve a form of indemnification agreement for use by our current and future directors and executive officers.

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN
11,685,244	6,548	6,733

ITEM 5. OTHER INFORMATION

We recently received approval from The NASDAQ Stock Market LLC to list our common shares on the NASDAQ Global Market under the symbol “OCNW.” Our common shares began trading on the NASDAQ Global Market on October 9, 2006 at which time they ceased trading on the NASD Electronic Bulletin Board (OTCBB).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
10.4	2006 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed with the SEC on September 18, 2006 (File No. 333-134318))

10.5	2006 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed with the SEC on September 18, 2006 (File No. 333-134318))

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

/s/ Christopher B. Farrell
Christopher B. Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: October 13, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.4	2006 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed with the SEC on September 18, 2006 (File No. 333-134318))

10.5	2006 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed with the SEC on September 18, 2006 (File No. 333-134318))

31.01	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002