Form 10-K
period 2006-12-31
OCCAM NETWORKS INC/DE
filed 2007-10-16
CIK 1108185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-33069

Occam Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0442752 (I.R.S. Employer Identification Number)
6868 Cortona Drive Santa Barbara, California (Address of principal executive offices)	93117 (Zip Code)
Registrant's telephone number, including area code:
(805) 692-2900 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered:
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $52.4 million as of June 23, 2006 based upon the closing price on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on December 31, 2006, was 19,713,424 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

OCCAM NETWORKS, INC. AND SUBSIDIARY
FORM 10-K

INDEX

EXPLANATORY NOTE

        In this Annual Report on Form 10-K, or this Form 10-K, Occam Networks, Inc., or Occam, is restating its consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. This Form 10-K also includes Occam's consolidated financial statements as of and for the fiscal year ended December 31, 2006.

        Contemporaneously with the filing of this Form 10-K, Occam is also filing with the Securities and Exchange Commission, or SEC, its Quarterly Reports on Form 10-Q for the interim quarterly periods ended March 31, 2007 and June 30, 2007.

        Unless the context otherwise requires, references in this Form 10-K to "Occam Networks," "Occam," "we," "us," or "our" refer to Occam Networks, Inc., a Delaware corporation (formerly Accelerated Networks, Inc.) and include the predecessor business of Occam Networks, Inc., a California corporation, which we refer to as "Occam CA."

        We have not amended any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that were filed prior to October 16, 2007. You should not rely on any of these annual or quarterly reports. In addition, you should not rely on any information contained in our registration statements on Form S-1, which were declared effective by the SEC on December 29, 2005, January 31, 2006, and November 1, 2006, respectively.

Restatement of Consolidated Financial Statements

        On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. Among other matters, our audit committee, assisted by independent forensic accountants and legal advisors, reviewed our practices relating to the following:

  •
  commitments to provide customers with software, hardware and software maintenance, hardware and software upgrades, training and other services in connection with customers' purchases of our network equipment;

  •
  sales to value added resellers; and

  •
  use of intermediate shipping vendors in connection with shipments of product at the end of quarters falling on weekends.

        As a result of our audit committee's review, we identified errors in our previous recognition of revenue and determined that we recognized approximately $33.0 million of revenue prematurely during fiscal years 2004 through 2006. The errors identified by our audit committee's review pertained to the timing of revenue recognition rather than our ability to collect or ultimately realize revenue from the underlying transactions. Our audit committee did not identify any instances where we recognized revenue that was not ultimately collected or realizable. As a result of the restatement, $4.9 million of previously recorded revenue was deferred as of December 31, 2006. On a restated basis, our net losses were $16.7 million and $7.6 million for the years ended December 26, 2004 and December 25, 2005, respectively, and we had net income of $1.2 million for the year ended December 31, 2006. The restatement adjustments did not affect our previously reported cash, cash equivalent and short-term investment balances in any of the years being restated.

        Unless otherwise indicated, all financial information in this Form 10-K gives effect to the restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Notes 3 and 18 of the Notes to Consolidated Financial Statements. Our

consolidated financial statements and the related notes appear beginning on page F-1 of this Form 10-K.

Background of the Restatement

        In March 2007, as part of our standard closing procedures, a member of our finance department discovered a customer invoice indicating that a third-party product had been provided to the customer for free. Finance department personnel subsequently discovered a letter in which we committed to provide the customer with the third-party product as well as with extended software maintenance and free training. Upon learning of the letter, our chief financial officer notified our audit committee and our independent registered public accounting firm.

        Our audit committee promptly initiated a review of this transaction. Our audit committee initially retained Wilson Sonsini Goodrich & Rosati, PC, our outside legal counsel, to assist in the internal accounting review and StoneTurn Group LLP to provide forensic accounting and technology services. Subsequently, our audit committee retained independent legal counsel, Irell & Manella LLP, to review the conduct of persons involved.

        The scope of the initial investigation was to determine the facts surrounding the transaction discovered by finance department personnel in March 2007 and to determine whether other transactions might exist with similar issues that could affect our accounting and reported financial results. Upon determining that other transactions did exist and required further review, our audit committee expanded its investigation accordingly. The investigation covered numerous transactions from 2003 through the first quarter of fiscal 2007. During the course of the investigation, the audit committee's legal counsel and forensic accountants collectively examined approximately 285,000 hard copy and electronic documents and conducted 58 interviews of current and former employees, outside counsel, and customers. The information obtained through this review was analyzed in conjunction with transactional documents, which included customer quotes, proposal responses, purchase orders, contracts, volume purchase arrangements, letters of intent, sales orders, customer correspondence, emails, and other electronic documents. The audit committee's accounting and conduct reviews ultimately focused on a detailed review of our transactions with all value-added resellers, or VARs, shipments of product at or near quarter end, and a comprehensive review of all transactions with 22 significant customers.

        On September 9, 2007, our board of directors, based on a recommendation of our audit committee, concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly fiscal periods of 2004 and 2005, and the first, second, and third quarters of fiscal 2006 and that our previously filed financial statements for these periods should not be relied on. On September 12, 2007, we issued a press release announcing the restatement and non-reliance on our previously published financial information for those periods, and we filed a Current Report on Form 8-K with the SEC disclosing equivalent information.

        On September 28, 2007, our audit committee presented its findings and recommendations relating to the investigation to our board of directors, and these findings are summarized below. At the meeting, our board of directors adopted the findings and recommendations of the audit committee, including a proposed remediation plan regarding internal controls and certain personnel actions.

        On October 16, 2007, we filed this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our audit committee's investigation. Among other information, we announced that our management had assessed our internal control and other control deficiencies over financial reporting as of December 31, 2006 and concluded that we had a material weakness relating to revenue recognition. As a result, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2006.

Audit Committee Findings and Recommendations

        Our audit committee determined that the revenue adjustments arising from the investigation resulted from a failure in internal controls around the sales and revenue transactional cycles and did not result from fraud. Specifically, all adjustments reflect changes in the timing of revenue recognition; the audit committee determined that the underlying transactions reflected legitimate sales of product or services. The investigation determined that the transactions reflected accurately the sale of goods and services, for which the customers paid, but that a portion of the revenue from these transactions should have been deferred and recognized in a later reporting period when applicable accounting rules governing the recognition of revenue would have permitted the revenue to be recognized. For a number of transactions, the investigation determined that not all terms affecting revenue recognition were properly communicated to, or considered by, our finance department although the audit committee did not conclude that the failure to communicate this information involved fraudulent intent by any person.

        Our audit committee concluded that the errors and omissions requiring an adjustment of our prior-period financial statements resulted from (i) weaknesses in internal controls; (ii) a lack of clear understanding by, and communication to, sales personnel of technical accounting rules; (iii) understaffed finance functions, resulting in over-reliance on sales and sales administration personnel to record completely and accurately the terms of sales transactions; and (iv) on occasion, failure of finance personnel to apply technical revenue recognition rules correctly.

        The principal accounting issues resulting in the need to restate our financial statements derived from (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal 2004 to fiscal 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal 2004 to fiscal 2006; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal 2004 to fiscal 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal 2004 through fiscal 2006 relating principally to errors in accounting for software and software maintenance, customer credits, and undelivered free product.

        Our audit committee found that individuals involved in sales of our products did not fully appreciate the implications of certain terms and arrangements on revenue recognition and did not receive consistent and clear guidance as to those issues or instructions on communicating with our finance department to ensure a complete communication of all terms that might affect revenue recognition. The audit committee also found that our finance department did not receive sufficient information on all transactions necessary to make appropriate judgments, that it relied too heavily on others to determine the information necessary to make those decisions, and that it relied too heavily on objective tests and measurements, such as days-sales-outstanding and returns data, to determine the risk of revenue recognition issues. The audit committee also concluded that individuals in our finance department failed to appreciate the significance, or were not sufficiently aware, of the impact of certain terms and arrangements on revenue recognition.

        Our audit committee determined that one non-officer sales executive had a critical role in negotiating and/or documenting a significant number of the transactions that resulted in adjustments. Our audit committee concluded that the sales executive knew or should have known the importance of fully reflecting and reporting all material terms and commitments made to customers and that he knew or should have known that processes were not in place to ensure timely and complete communication of this information. Our audit committee ultimately recommended, and our board of directors approved, the termination of this individual sales executive, with a transition period during which the former sales executive will consult with us with respect to pending transactions and customer prospects but will not have authority to enter into any binding commitments on our behalf.

        Our audit committee also recommended, and our board of directors approved, that a sales director be terminated based on the committee's conclusion that the sales director had not cooperated during the investigation.

        Our audit committee also concluded that our former and current chief financial officers bear responsibility for failing to fully and correctly account for all known information, but the committee determined that these oversights and failures resulted from an inadequate control environment and a failure to fully appreciate or understand the proper application of technical rules for recognizing revenue in the context of our contracts and sales. Among other recommendations, our audit committee determined that a new position of revenue recognition director should be created to assume responsibility for assuring that all available information material to revenue recognition determinations is gathered in a centralized location and properly considered by the finance department. The committee also recommended that the position of chief financial officer be strengthened, including by bringing in senior outside finance and accounting advisors to assist in implementing the control improvements.

Internal Control Weaknesses and Remediation

        As further discussed in Part II, Item 9A of this Form 10-K under the caption "Controls and Procedures," during the course of its investigation, our audit committee identified internal control weaknesses relating primarily to the approval, documentation, communication and accounting for transactions with non-standard terms or for commitments of future functionality or features of the products sold. Our audit committee determined that we lacked sufficient guidelines or processes concerning approval of non-standard terms and that we had no consistent practice to ensure that non-standard terms and shipping methods were consistently documented. Although our audit committee identified some recent improvements in our internal controls, it found that control deficiencies existed relating to the documentation of the terms of transactions and the internal controls in place to ensure that such terms were accurately and completely communicated for revenue recognition purposes to our finance department. The audit committee also found weaknesses relating to the failure to apply, or misapplication of, technical accounting rules relating to the timing of revenue recognition. Finally, certain of the control weaknesses related to accounting for VAR transactions and the manner in which we assessed and documented our evaluation of the creditworthiness of these resellers.

        In addition, our audit committee received a letter dated October 15, 2007 from our current independent registered public accounting firm identifying a material weakness relating to revenue recognition and significant deficiencies relating to segregation of duties, post-closing adjusting journal entries, and accounting for parts and fixed asset purchases. Our chief executive officer and our chief financial officer have further determined that, as of December 31, 2006, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

        Our audit committee, with the assistance of special counsel to the audit committee and reflecting input from our current independent registered public accounting firm, has developed a list of identified goals and directives to enhance our internal control over financial reporting, including development of meaningful and comprehensive training programs and protocols for the communication and enforcement of our recently amended and restated code of ethics and conduct. These recommendations are described in greater detail in the discussion under Part II, Item 9A, section (b) relating to changes in internal controls. Our full board of directors has adopted these recommendations, and we are in the process of implementing them, in consultation with our independent registered public accounting firm and an independent outside consultant we have retained in connection with the development of our implementation plan for Section 404 of the Sarbanes-Oxley Act of 2002.

Summary of the Restatement Adjustments

        The following tables summarize the impact of the restatement on our financial statements for the years ended December 26, 2004 and December 25, 2005. Selected information about the impact of the restatement on our interim quarterly periods is provided in Note 18 to our consolidated financial statements, which appear beginning on page F-1 of this Form 10-K.

	December 26, 2004	December 25, 2005
	(in 000s, except per share data)
As reported:
Sales	$17,329	$39,238
Cost of sales	15,829	27,208
Net loss	(14,989)	(7,438)
Basic and diluted net loss per share attributable to common stockholders(1)	$(2.73)	$(1.37)
	December 26, 2004	December 25, 2005
	(in 000s, except per share data)
As restated:
Sales	$12,441	$39,597
Cost of sales	12,610	27,736
Net loss	(16,658)	(7,607)
Basic and diluted net loss per share attributable to common stockholders(1)	$(2.98)	$(1.40)
Increase in net loss attributable to common stockholders	(1,669)	(169)
Increase in basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.03)

(1)
Per share amounts computed after consideration of beneficial conversion feature charges to common stockholders. See Note 8 of Notes to Consolidated Financial Statements.

        In determining that a restatement was required, we accounted for hardware sales and related cost of sales in accordance with Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104. We accounted for software sales in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2. We accounted for sales with multiple deliverables in accordance with Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21.

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2006, or this Form 10-K, contains forward-looking statements. These forward-looking statements include, among other things, predictions regarding our future:

  •
  revenues and profits;

  •
  gross margin;

  •
  research and development expenses;

  •
  sales and marketing expenses;

  •
  general and administrative expenses;

  •
  pricing and cost reduction activities;

  •
  income tax provision and effective tax rate;

  •
  realization of deferred tax assets;

  •
  cash flows;

  •
  liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;

  •
  purchase commitments;

  •
  product development and transitions;

  •
  competition and competing technology;

  •
  outcomes of pending or threatened litigation; and

  •
  financial condition and results of operations as a result of recent accounting pronouncements.

        You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors of this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Corporate Information

        In May 2002, Occam Networks, Inc., a private California corporation merged with Accelerated Networks, Inc., a publicly-traded Delaware corporation. We are the successor corporation. Occam Networks was incorporated in California in July 1999. Accelerated was incorporated in California in October 1996 under the name "Accelerated Networks, Inc.," and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated Networks succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references in this Form 10-K to "Occam Networks," "Occam," "we," "us," or "our" refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated Networks. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to in this Form 10-K as "Occam CA."

        Our principal executive offices are located at 6868 Cortona Drive, Santa Barbara, California 93117. Our telephone number at that address is (805) 692-2900. Our website is www.occamnetworks.com. The contents of our website are not incorporated by reference into this Form 10-K. Occam is a trademark of Occam Networks, Inc. This Form 10-K also includes other trademarks of Occam and of other companies.

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capabilities of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, websurfing and other high speed data communications services, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services.

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of December 31, 2006, we have shipped our BLC platform to over 205 customers.

Industry Background

  Increasing Demand for Broadband Services and Content

        In recent years, the number of broadband subscribers has increased significantly on a worldwide basis. This growth has been driven, in large part, by increasing demand for bandwidth intensive applications, such as music and video downloads, electronic commerce, telecommuting and online gaming. In addition, services are increasingly being delivered over broadband networks using IP, the underlying communications technology of the Internet. For example, VoIP services are now widely available to consumers, and many telecom service providers have announced or initiated plans to offer IPTV services to their subscribers. The rapid growth in broadband subscribers, coupled with the growing amount and diversity of IP-based services, has strained the capacity of many traditional telecommunications networks. Capacity constraints are being exacerbated as HDTV and other bandwidth-intensive services become more prevalent. We believe the rapid growth in IP-based communications traffic is prompting many telecom service providers to modify their network architectures and substantially upgrade the capacity of their networks.

  Challenges Faced by Telecom Service Providers

        While telecom service providers historically faced little competition in the market for basic voice services, competition has increased significantly in recent years. Deregulation efforts have generally allowed incumbent, competitive and long-distance telecom service providers to compete with one another. Most cable operators now offer high-speed Internet access and VoIP as part of a Triple Play offering. Specialized service providers such as Vonage Holdings Corp. and Skype Limited have introduced low-cost VoIP services, and many incumbent service providers have responded by offering their own VoIP services. With the widespread use of mobile telephones, some wireless subscribers have elected to discontinue their traditional wired telephone service. For many telecom service providers, these trends have resulted in pricing pressure for basic voice services, subscriber losses and a reduction in profit margins related to voice services. As consumers now have a greater variety of service providers to choose from, telecom service providers face challenges in differentiating their offerings and retaining customers.

  Emergence of Triple Play and IPTV Services

        In response to increased competition and pricing pressure for standalone voice services, many telecom service providers are seeking to offer Triple Play services, which provides them with the opportunity to increase revenue per subscriber, create flexible pricing plans and promotions, improve customer loyalty and offer the convenience of a single bill, among other benefits. While traditional voice and data services leave little room for differentiation, and the prices of these services are decreasing steadily, video represents an important source of spending by consumers and has therefore emerged as a critical Triple Play offering. Once largely the domain of broadcasters, cable operators and satellite providers, video is increasingly viewed by telecom service providers as an essential element of their business plans. However, because traditional telecom networks were not designed to carry video traffic, telecom service providers must substantially upgrade the capacity, quality and design of their networks in order to deliver IPTV and other broadband services.

  Access Network is the Bottleneck

        Throughout the past decade, telecom service providers have invested considerable resources to upgrade the capacity of their core and metro networks. Core networks connect cities over long distances, while metro networks connect telecom facilities within cities. However, the access network, which serves as the final connection to a residence or business, represents a significant network capacity bottleneck. The access network was originally designed for low-speed voice traffic and is comprised largely of antiquated copper telephone lines. In order to overcome the inherent limitations of the access network, service providers deployed first-generation DSL technology. The most prevalent form of this technology generally enables maximum downstream speeds of 1.5 megabits per second, which is far lower than the data transmission rates offered by competing cable companies. These DSL downstream speeds are adequate for basic data applications such as web browsing and emailing, but are less viable for the concurrent or standalone operation of more bandwidth intensive Triple Play services and applications such as HDTV and two-way video conferencing. More recently, enhanced variations of DSL technology supporting greater throughput, including ADSL2plus and VDSL2, have been standardized, and in the case of ADSL2plus, have been widely deployed. Enhanced DSL services support bandwidth intensive applications and create a more competitive alternative to cable services. Some service providers have begun replacing portions of their copper access network with a fiber optic technology known as fiber-to-the-premises, or FTTP. Given the cost and effort of replacing copper telephone lines with fiber optic cables, FTTP is most suitable for either densely populated regions or new housing developments where a copper access network is not already present.

  Transition to Packet-Based Technologies

        Traditional telecom networks were designed to support low-capacity voice calls using complex voice switches and circuit-switched transmission technology, in which a fixed amount of network capacity is reserved throughout the duration of a voice call, regardless of whether signals are being transmitted. While traditional networks adequately support voice calls, they are inherently inefficient in handling large volumes of high-bandwidth communications. With the emergence of the Internet and the growing demand for broadband services, telecom service providers have begun deploying new packet-based technologies, including IP, Ethernet and softswitching, to overcome the limitations of the traditional, circuit-switched telephone network. IP-based networks handle the combination of voice, data and video traffic more efficiently by using bandwidth only when signals are being transmitted. Ethernet is the most widely adopted networking technology for business and home networks, and is being increasingly utilized in telecom networks because of its low cost, simplicity and pervasiveness. Softswitching refers to a network architecture in which the key functions of traditional voice switches are separated and performed by various VoIP gateways and call servers built upon open standards.

        Networks employing packet-based technologies are generally simpler, more flexible and cheaper to construct and maintain than traditional circuit-switched voice networks. However, the process of transitioning traditional networks to packet-based technologies is lengthy and costly. Most telecom service providers are therefore implementing packet-based technologies gradually and are seeking products that can coexist in circuit-switched and packet-switched networks. Packet-based technologies were first used in core networks to more cost-effectively process long-distance voice and Internet traffic, and were more recently adopted in many metro networks. The next step in this evolution, which has already begun, is the deployment of packet-based technologies in the access portion of the network.

  Limitations of Current Access Solutions

        Telecom service providers are seeking to upgrade their access networks to increase capacity, support IP-based services, such as VoIP and IPTV and capitalize on the advantages of packet-based technologies. However, most existing solutions for upgrading access networks are generally insufficient, and include:

  •
  Voice-centric products.    Next-generation digital loop carriers, or NGDLCs, were introduced in the early 1990s to deliver basic voice services, and later DSL services, in the access network. NGDLCs are generally voice-centric, relatively expensive to deploy and manage, and lack native support for IP-based services.

  •
  Data-centric products.    DSL access multiplexers, or DSLAMs, are used to deliver broadband services over copper telephone lines. While some DSLAMs have been upgraded to natively support IP, these products generally do not support traditional voice services and lack important features for quality of service, reliability and full Triple Play services.

  •
  Passive optical networks.    Passive optical networks, or PON, attempt to address the access bottleneck by upgrading the access network by replacing copper wire telephone lines with fiber optic cables and passive components. PON are most suitable for densely populated regions or newly-built networks and have less capacity than other fiber optic technologies such as active Gigabit Ethernet.

        We believe telecom service providers are seeking a new class of innovative broadband access products that can address the access network bottleneck, deliver the advantages of packet-based technologies and provide simultaneous support for traditional and newer IP-based services. This new class of product must provide a compelling total cost of ownership, be simple to install and manage and meet the stringent quality and performance standards of telecom service providers.

The Occam Networks Solution

        We develop, market and support innovative broadband access products designed to allow telecom service providers to increase the capacity of local access networks and deliver Triple Play services. Our primary product, the Broadband Loop Carrier, or BLC, is an advanced broadband access platform that supports a range of IP-based and traditional services in a single platform. Our BLC platform can be deployed in either a local telecom central office, or closer to the end-user in a remote terminal. We also provide a range of ancillary products as part of our total solution, including optical network terminals and remote terminal cabinets. We believe our products enable service providers to deliver new revenue-generating services while minimizing capital expenditures and operating costs.

        Our solution offers the following key benefits:

        Supports multiple services.    Our products support a range of IP-based services, including broadband Internet access, VoIP and IPTV, in addition to traditional circuit-switched voice services. The ability to offer bundled Triple Play services allows telecom service providers to increase average revenue per subscriber, increase customer retention and differentiate themselves versus their competitors. In particular, our support for IPTV enables our customers to address competitive threats posed by cable operators and other competitors.

        Addresses the access network bottleneck.    We have designed our products to address capacity constraints in the local access network. Our platform employs advanced DSL technologies, such as ADSL2plus, to enable access speeds to the subscriber in excess of 20 megabits per second. In addition, we recently introduced an active Gigabit Ethernet fiber-to-the-premises, or FTTP, blade for our BLC product, enabling dedicated access speeds to the subscriber of up to 1,000 megabits per second. By significantly increasing the capacity of local access networks, our customers are able to offer bandwidth-intensive services such as HDTV, on-line gaming and two-way video conferencing.

        Employs packet-based technologies.    Our BLC platform features an innovative design that is built upon packet-based technologies, including IP, Ethernet and softswitching. Our IP-based product efficiently utilizes network capacity and natively supports VoIP, IPTV and other IP-based services. Because we utilize Ethernet in the design of our products, our customers benefit from the simplicity and economies of scale related to this pervasive networking technology. Our BLC platform also features an integrated media gateway, which allows our customers to more easily and cost-effectively adopt softswitches within their access networks.

        Integrated and flexible platform.    Our BLC platform performs many of the functions that have traditionally been derived from standalone products dedicated to circuit-switched voice, VoIP, DSL access, fiber optic access, DSL testing and Ethernet switching. We believe the integration of our platform delivers substantial performance advantages while helping our customers to conserve costs, space and power, and simplify their networks by minimizing the number of discrete components. Our platform also features a modular design, allowing our customers to purchase our product with minimal initial investment, and add capacity and features incrementally as their requirements grow. The BLC platform is economical for low-capacity sites, but can scale to support tens of thousands of telephone subscribers from a single site in the network. With the recent introduction of our active Gigabit Ethernet FTTP blade, our customers have the flexibility to adopt either copper or fiber optic access technologies.

        Reliable and simple to install and operate.    Our products are designed to meet the most stringent performance and reliability standards of telecom service providers. Our field-proven BLC platform contains redundancy features to maximize network uptime and has been designed to withstand harsh environmental conditions. We believe our products are simple to install and allow for the rapid introduction of new services. We offer sophisticated network management tools that allow our customers to monitor and optimize the quality of their networks, which is critical when deploying services that are particularly sensitive to network quality, such as VoIP and IPTV.

Strategy

        Our objective is to become the leading provider of innovative broadband access products to telecom service providers. Key elements of our strategy include the following:

        Extend technology leadership position.    Our management team and technical personnel possess a unique combination of expertise in both telecom and data networking technologies. We believe our technical leadership differentiates us from our competitors and has been key to our success in attracting customers to date. We will continue to leverage our technical expertise and invest in research and development to design, engineer and sell innovative products that address our customers' needs.

        Continue to enhance and extend our product line.    We will continue to enhance our BLC platform to support new technologies and features to address the evolving requirements of our customers. For example, we recently enhanced our BLC platform to support active Gigabit Ethernet FTTP capabilities and an emergency stand-alone, or ESA, feature to provide for the ability to make calls in the event of a network outage, and recently announced support for 10 Gigabit Ethernet transport. We intend to broaden our product line with introduction of new, innovative broadband access products. For example, in fiscal 2006, we announced the introduction of a line of optical network terminals, or ONTs, providing our customers with a more complete FTTP solution. We also intend to continue to reduce the cost of our new and existing products to bring increased value to our customers.

        Focus initially on independent operating companies.    We currently focus our direct sales and marketing efforts on independent operating companies, or IOCs, because, in our experience, they quickly adopt new technologies and are more willing to purchase products from focused suppliers like us. In addition, a number of favorable regulatory, demographic, financial and competitive factors make IOCs attractive target customers for us. IOCs benefit from government funding for telecom projects aimed at increasing broadband access to rural regions. Some of the areas IOCs serve are experiencing population growth as residents leave cities and suburbs for less populated surrounding areas. IOCs are upgrading their local access networks to support population growth and demand for advanced services by deploying advanced copper and fiber-optic broadband access products such as ours. In addition, IOCs tend to be financially stable with excellent credit and payment characteristics.

        Expand customer focus by partnering with market leaders.    While we expect to continue concentrating our direct sales efforts on IOCs, we plan to prudently expand our target customer base to include larger telecom service providers in the U.S. and internationally. To assist in these efforts, we will continue to develop distribution relationships with third parties that we believe have strong market positions and customer relationships. For example, we have entered into a strategic relationship with Tellabs, which is described in greater detail under the caption "Sales and Marketing," in which they license our technology and market our products to a select group of large telecom service providers. We believe this strategy allows us to expand our addressable market while focusing resources on product development and our other core strengths.

        Continue to prioritize customer satisfaction.    We seek to consistently provide our customers with high levels of support and service throughout the sales cycle and after installation of our products. We believe that our commitment to service and support has been an important contributing factor to our success to date. We plan to expand our customer support and service capabilities to keep pace with the growth in our customer base, and will continue to make customer satisfaction a top priority for our organization.

Products

        BLC 6000 System.    The BLC 6000, our primary product line, was announced in May 2003 and became commercially available in June 2003. The BLC 6000 is an advanced broadband access platform that increases the capacity of local access networks and allows telecom service providers to deliver

Triple Play services to their subscribers. The BLC 6000 is a highly-integrated platform that performs functions that have traditionally been delivered by separate voice, video, DSL access, fiber optic access and data networking products. The BLC platform has a modular design composed of a central housing unit, or chassis, and a variety of electronic assemblies or blades to support various services or features. Key elements of the system include:

  •
  Blades.    We offer a variety of blades that transmit traffic upstream and downstream, interconnect various networks and convert circuit-switched voice traffic to VoIP, among other functions. Our blades currently support Gigabit Ethernet, 10 Gigabit Ethernet, ADSL, ADSL2plus, DSL and standard telephone service, or POTS. Our current line of blades are summarized in the table below.

Model	Function	Description
6150	Lifeline POTS	Provides 48 POTS ports and four T1 ports and converts analog voice traffic to VoIP
6151	Lifeline POTS	Provides 48 Gigabit Ethernet ports and converts analog voice traffic to VoIP
6152	Lifeline POTS	Provides 48 ports of POTS and converts analog voice traffic to VoIP
6212	ADSL2plus	Provides 48 ADSL2plus ports for customer data and video services, and Ethernet ports for optical fiber transport and blade interconnection.
6214	ADSL2plus	Provides 48 ADSL2plus ports with integrated POTS splitters for data and video
6244	ADSL2Plus and POTS Blade	Provides for 24 combination POTS and ADSL2Plus ports for voice, data, and video service delivery and multiple Gigabit Ethernet port for optical fiber transport and blade interconnection
6246	ADSL2plus and POTS	Provides 24 combination POTS and ADSL2plus ports for voice, data and video service delivery and four T1 ports
6252	ADSL2plus and POTS	Provides 48 combination POTS and ADSL2plus ports for voice, data and video service delivery
6312	Optical Line Termination	Provides 20 Gigabit Ethernet ports for customer data and video services, optical fiber transport and blade interconnection
6314	Optical Line Termination	Provides 16 Gigabit Ethernet ports for customer data and video services and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit Ethernet interconnection ports
ON 2300	Optical Network Terminal Series	Enables the connection of single family and multi-dwelling units to Active GigE FTTH network
6440	Optical Packet Transport	Provides 8 T1 ports and Gigabit Ethernet ports for optical fiber transport and blade interconnection
6640	Subscriber Trunk Gateway	Interconnects VoIP to traditional voice switches using the TR-08 or GR-303 voice interface protocols
6600	Emergency Standalone	Provides local dialing to emergency service facilities and calls between local POTS subscribers during network outages

        Chassis.    Our chassis house our blade products, perform cooling, power and cable distribution and are offered in two model types. The BLC 6001 chassis houses a single blade and can be deployed as a standalone unit for low-capacity applications or stacked for medium-capacity applications. The BLC 6012 chassis houses up to twelve blades for deployment in high-capacity applications.

        OccamView.    OccamView is a distributed element management system that allows our customers to remotely manage Triple Play services from any secure web browser. OccamView features an open architecture that can be integrated into a wide variety of telecom network management systems.

        Optical network terminals.    Our ON 2300 series of optical network terminals, or ONTs, reside at either residential or business locations and terminate active Gigabit Ethernet FTTP services delivered by the BLC platform. Voice, video and data traffic from the customer premises is fed to the ONT which converts the traffic into optical signals for transmission to the BLC platform. We have introduced three ONT versions for residential and business applications.

        Remote terminal cabinets.    We offer a series of remote terminal cabinets that house our BLC platform and protect the system from harsh environmental conditions. We source these cabinets from third parties. We offer our customers versions for low-, medium- and high-density deployments in a variety of geographical areas. Our cabinets are environmentally controlled, and we believe they deliver reliable protection with a high degree of deployment flexibility.

  Products in development

        We currently have under development products, features and functions that we believe will further enhance our product family. These development activities are generally focused on the following areas:

  •
  reducing the overall cost of solutions;

  •
  software for improving operation, administration, and maintenance (OAM) of Occam products, while improving the ease of deployment for customers;

  •
  improving the scalability of networks that are built with our products; and

  •
  additional elements of our FTTx family, such as ONTs for business and MDUs, as well as GPON blades and ONTs as customer alternatives to our Active GigE blades and ONTs.

Technology

        We have a set of differentiated hardware and software technology elements and skills that we apply to the development of our products. We have recruited a technical staff that possesses a unique combination of telecom and data networking expertise, which we believe provides a critical advantage in the design of our products. Our technical staff is responsible for the introduction of several key developments, including active Gigabit Ethernet FTTP, 10 Gigabit transport, Ethernet Protection Switching, Emergency Standalone and Network Security Management. Key components of our technology and expertise include:

        IP/Ethernet architecture.    Our system architecture is based upon IP and Ethernet technologies. We selected this design because we believe that IP and Ethernet will account for a growing portion of communications traffic, and that telecom service providers will increasingly adopt IP and Ethernet technologies in local access networks. Because our platform processes IP and Ethernet traffic natively, we believe our platform is more efficient, scalable and cost-effective than competing products based on legacy technologies. We believe that our IP/Ethernet-based design will allow for continued cost-reductions due the significant economies of scale associated with these pervasive technologies.

        Telecom expertise.    Transitioning telecom networks to IP will be a lengthy process, and telecom service providers will continue to deliver circuit-switched voice services for the foreseeable future. For this reason, we have designed our products to support a range of legacy switching, signaling and transport protocols and have recruited engineering personnel with expertise in these areas. In order to help telecom service providers maintain the reliability of their networks as they transition to IP, we have designed our products with key resiliency features, including Emergency Standalone, clustering and Ethernet Protection Switching.

        Data networking expertise.    Our products are designed for the secure and reliable delivery of critical services over IP networks. Our engineering staff has expertise in the areas of switching, routing, native IP security management and VoIP signaling protocols such as SIP and MGCP. To assist in the deployment of broadband Internet services, we have designed our products with integrated subscriber management, automated provisioning and policy enforcement tools.

        Video delivery expertise.    Delivering video services over telecom access networks is challenging because these networks were not designed to carry bandwidth-intensive traffic, and video is more sensitive to disruption than other services, such as Internet access. We have designed our platform to address these challenges and assist our customers in the rapid delivery of IPTV services. For example, our BLC platform provides sufficient capacity to support multiple channels of HDTV and provides integrated video diagnostic tools for proactive video service quality management. We also believe our customers benefit from the experience we have gained in a multitude of IPTV deployments.

        Transport and access interfaces.    Our products interface with a wide variety of communications networks. We have applied our diverse expertise in access and transport interfaces to design a family of blades, providing our customers with significant flexibility in the deployment of our products. Specific interface technologies supported by our platform include: Gigabit Ethernet, 10 Gigabit Ethernet, ADSL, ADSL2plus, DS1 and standard POTS telephone service.

        Network management.    Our network provisioning and management system, OccamView, enables our customers to monitor the status of their network, services and equipment through a web-based graphical user interface. OccamView interfaces with commonly used telecom network management systems and features a variety of tools to facilitate service provisioning, activation, monitoring and access to service profiles.

Customers

        For the year ended December 31, 2006, no single customer accounted for 10% or more of our revenue. For the year ended December 25, 2005, CT Communications, Inc. accounted for approximately 11% of our revenue. For the year ended December 26, 2004, CT Communications, Kratz Communications, Inc. a value added reseller representing several end users, and Pineland Telephone Cooperative, Inc. accounted for approximately 16%, 13%, and 11%, respectively, of our revenue.

        To date, we have primarily focused our sales and marketing efforts on independent operating companies, or IOCs. We believe there are more than 1,100 IOCs in the North America. These companies vary in size ranging from small, rural companies serving limited geographic areas with a limited number of lines to large independent providers serving multiple states. We have chosen to focus on IOCs because of the following favorable characteristics:

  •
  Receptive to innovative technologies.    Because most IOCs operate relatively small networks, they tend to adopt new technologies more quickly than large service providers. In addition, the typical sales cycle for IOCs is generally shorter than that of large service providers. We believe these factors have allowed us to increase our sales in a relatively short time frame with limited sales and marketing expenditures.

  •
  Accessible for focused suppliers.    We believe IOCs make equipment purchase decisions based primarily on product technical merits and the level of sales and support attention received, areas in which we believe we compete favorably. Furthermore, we believe competition among equipment suppliers in the IOC market is more moderate than in the market for large service providers.

  •
  Favorable demographic trends.    We believe that certain IOCs are experiencing strong subscriber growth in their markets as individuals move from urban and suburban areas to less populated regions. Many IOCs are also experiencing an increase in demand by their customers for Triple Play services, including IPTV. As a result, many IOCs that we target have a strong incentive to upgrade the capacity and capabilities of their local access networks by purchasing our products.

  •
  Financially stable and well funded.    Most IOCs have lengthy operating histories in the industry, and based on our experience to date, have strong credit profiles and payment practices. In addition, many IOCs receive government funding for broadband access expansion projects under the RUS program. We believe the financial health of IOCs, along with government funding, has contributed to the rapid adoption of our products to date.

        We also believe there are significant opportunities to sell our products to large telecom service providers, including the national local exchange carriers, competitive local exchange carriers and international telecom service providers. To date, we have not recognized a material amount of revenue from these segments.

Sales and Marketing

        We have implemented a three-pronged sales strategy composed of the following elements:

  •
  Direct sales.    Our direct sales organization focuses on IOCs in North America by establishing and maintaining direct relationships with prospective customers. Our direct sales force is responsible for identifying sales opportunities and advising prospective customers on the benefits of our products and tailoring our products to their specific needs. We also employ a team of sales engineering personnel in our sales process in order to address prospective customers' technical issues. A substantial majority of our sales to date have been through our direct sales efforts.

  •
  Strategic distribution relationships.    We have established strategic distribution relationships with third parties to market our solutions to larger telecom service providers. We also expect that strategic distribution relationships will be a key component of our international expansion strategy. We believe these relationships allow us to expand our addressable market while focusing our resources on our core strengths. We have entered into strategic reselling relationships with Tellabs, as described below, and Tekelec, and we expect to enter into additional relationships in the future.

  •
  Value-added resellers.    We utilize value-added resellers to service small customers that would not be cost-effective for us to address directly. In addition, these value-added resellers provide a range of services, including network design and product installation and configuration, that facilitate the deployment of our products by customers with limited internal capabilities.

        In March 2005, we entered into a strategic relationship with Tellabs and certain of its subsidiaries in which we granted Tellabs, Inc., or Tellabs, certain rights, including (i) a nonexclusive license to integrate certain parts of our Gigabit Ethernet switching and transport subsystems technology into Tellabs' fiber-to-the-curb (FTTC) card products, (ii) rights to manufacture certain of our BLC products, and (iii) exclusive rights to sell such BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. We have agreed not to sell such BLC products to certain identified customers subject to these exclusive rights for a period of two or three years, with the time period depending on the potential customer. In March 2006, we amended this strategic relationship to, among other things, (i) add a requirement that Tellabs purchase directly from us a certain percentage of the BLC products that it sells to the listed exclusive customers, which percentage varies over time, and (ii) reduce the number of prospective customers with respect to whom Tellabs' rights to sell our BLC products are exclusive. In particular, Tellabs' exclusive rights with respect to regional Bell operating companies and large incumbent local exchange carriers are now limited to one incumbent local exchange carrier. Tellabs' exclusivity expired with respect to the large IOCs in March 2007. Tellabs' exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008, unless Tellabs elects to extend the applicable exclusivity periods, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of fees that extend the relevant milestone deadlines. Tellabs is obligated to pay us a royalty for each BLC product sold to one of the listed exclusive customers and each FTTC product sold to any customer by Tellabs under this strategic relationship. We have not realized any material amount of revenues from the Tellabs relationship.

        Our marketing efforts are designed to create brand awareness with these customers and to demonstrate our technological leadership and cost advantages in the broadband access equipment market. We educate potential customers about our products and the benefits of our solutions through industry publications and trade shows. We also conduct education programs to describe our products and the benefits of our solutions for senior management of engineering design firms who design networks for IOCs.

        An important element in our marketing strategy is the development of relationships with companies who have an established presence in our target market segments. We have developed the Occam Packet Access Network Alliance, whereby independent companies work with us to define broader solutions, perform interoperability tests, develop joint-business cases and provide cooperative customer support.

Technical Service and Customer Support

        Our technical service and customer support organization is responsible for customer training, post-sales technical support and maintenance. We have established a technical assistance center and a test and interoperability lab, which allows us to provide effective and timely customer support 24 hours a day, seven days a week. We work with various third-party engineering, factoring and installation companies to assist our customers with the design engineering, staging, installation and initial activation of our products. We also employ a staff of interoperability and test engineers to ensure that our products are interoperable with various standards-based network elements including voice gateways, softswitches, DSLAMs, Ethernet switches, DSL modems, optical network terminals, integrated access devices and residential gateways.

        The equipment that Occam sells is typically implemented as a part of the service provider's local access network, and is sometimes combined with additional work by the service provider to update the copper wire or to install new fiber optic cable. As a result, a large percentage of the work is done in the late spring, summer and early fall in portions of the country that experience colder weather, including snow and ice. As a result, there can be seasonality to Occam shipments biased towards these seasons.

Research and Development

        We have a team of engineers dedicated to conducting research and development in specific technology areas that are strategic to our business. Our research and development team has expertise covering a range of telecom and data networking technologies, including digital loop carrier, voice signaling, call control, IP and Ethernet networking, DSL, optical networking and network management.

        We expect to continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately

$9.6 million, $7.4 million and $7.4 million during the fiscal years ended 2006, 2005 and 2004. Our primary research and development center is based in Santa Barbara, California. We have an additional development center in Camarillo, California.

Patents and Intellectual Property

        We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted 16 patents, have filed several additional patent applications and intend to file additional patent applications. Our granted patents expire over the next 13 to 15 years. Our patent strategy is designed to protect corporate technology assets, provide access to additional technology through cross-licensing opportunities and create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

        While we rely on patent, copyright, trademark and trade secret laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and product reliability are essential to establishing and maintaining a technology leadership position. We selectively license technologies from third parties when necessary or useful.

        We maintain a program to identify and obtain patent protection for our inventions. It is possible that we will not receive patents for every application we file. Furthermore, our issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of those third parties. Our failure to protect our intellectual property could materially harm our business. In addition, our competitors may independently develop similar or superior technology, duplicate our products, or design around our patents. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm our business.

        We may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

Manufacturing

        We outsource significant portions of our manufacturing operation to third parties and have entered into a manufacturing outsourcing contract with Flash Electronics, located in Fremont, California, for the manufacture of our BLC 6000 blade products. This relationship supersedes prior manufacturing agreements with CTS (formerly Smtek), located in Moorpark, California, which manufactured our products through October 2005. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer, and delivery to our end customers. Our products are manufactured in the United States, China and Mexico. We design, specify and monitor all of the tests that are required to meet our internal and customer quality standards. Our operations are certified as ISO 9001 compliant. ISO 9000 is a series of standards agreed to by the International Organization for Standardization, or ISO. ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design, development, distribution and production of equipment.

        We have several single or limited source suppliers. Although our products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Competition

        Competition in our market is intense and we expect competition to increase. The market for broadband access equipment is dominated primarily by large suppliers such as ADTRAN Inc., Alcatel- Lucent SA and Tellabs. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of emerging companies, including Calix, have developed, or are developing, products that compete with ours, including within our core IOC segment.

        Our ability to compete successfully depends on a number of factors, including:

  •
  the performance of our products relative to our competitors' products;

  •
  our ability to properly define and develop new products, differentiate those products from our competitors' and deliver them at competitive prices;

  •
  our ability to market and sell our products through effective sales channels;

  •
  the protection of our intellectual property, including our processes, trade secrets and know-how; and

  •
  our ability to attract and retain qualified technical, executive and sales personnel.

        Although we believe we compete favorably on the basis of product quality and performance, many of our existing and potential competitors are larger than we are, and have greater financial resources and more well- established brands and customer relationships than we do. Unlike many of our competitors, we do not provide equipment financing to potential customers. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may appeal to certain customers.

        As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Service providers are typically reluctant to switch equipment suppliers once a particular supplier's product has been installed due to the time and cost associated with such replacements. As a result, competition among equipment suppliers to secure initial contracts with key potential customers is particularly intense and will continue to place pressure on product pricing. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or maintain profitability.

Governmental Regulation

        The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products, or the deployment of our products, are required to comply with these laws, regulations and standards, including those promulgated by the Federal Communications Commission, or FCC, and counterpart foreign agencies. For example, the FCC recently required that all facilities-based providers of broadband Internet access and interconnect VoIP services meet the capability requirements of the Communications Assistance for Law Enforcement Act by May 14, 2007. Subject to certain statutory parameters, we are required to make available to our customers, on a reasonably timely basis and at a reasonable charge, such features or modifications as are necessary to permit our customers to meet those capability requirements. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. While we believe that our products comply with all current applicable governmental laws, regulations and standards, we cannot assure that we will be able to continue to design our products to comply with all necessary requirements in the U.S in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

        In addition, the Federal Communications Commission and state public utility commissions regulate our customers, including the rates that our customers may charge for telecommunications services. In particular, our IOC customers, but also others including regional Bell operating companies and competitive local exchange carriers, receive substantial revenue from intercarrier compensation (including interstate and intrastate access charges) and federal and state universal service subsidies. In 2001, the FCC initiated a rulemaking proceeding to seek comment as to whether and how the FCC should change its rules governing intercarrier compensation. In 2004, the FCC issued a further notice of proposed rulemaking seeking comment on various proposals for changes in its intercarrier compensation rules, which also could increase the amount of federal universal service subsidies. In addition, the FCC is currently considering several other rulemaking proceedings addressing the level and structure of federal universal service subsidies. Congress may also consider legislation addressing some or all of these issues. Furthermore, the state public utility commissions also from time to time review rates charged by our customers, and state legislatures from time to time consider legislation that affects telephone company rates and regulation. If some or all of these proposed changes are adopted, they could, individually and collectively, substantially change the amount and sources of revenues of our customers. Should those revenues be adversely affected, our customers could reduce their capital expenditures.

        FCC regulatory policies that affect the availability of broadband access services may impede the penetration of our customers in their respective markets, affecting the prices that our customers are able to charge, or otherwise affecting the ability of our customers to market their services and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements and line sharing impact our potential regional Bell operating company, IOC and competitive local exchange provider customers.

        In addition, the FCC has not clearly defined how or whether some broadband services, including VoIP, should be regulated. If the FCC decides to regulate these emerging services, our customer base could be impacted, and different parts of our customer base could be affected differently. To the extent that our customers are adversely affected by these changes in the regulatory environment, our business, operating results and financial condition may be harmed.

        Furthermore, legislation is currently before the United States Congress that could affect the demand for our products. Various proposals before the United States Congress would alter the regulatory regime for franchising multichannel video providers, the regulatory status and obligations of VoIP, broadband video and broadband data providers, and the extent to which broadband Internet access providers are subject to non-discrimination or other duties with respect to applications or service provided over broadband networks. Some of these issues are also being considered by state legislatures in various forms.

        State regulation of telecommunications networks and service providers may also affect the regulatory environment of our market. As discussed above, states generally regulate the rates for intrastate telecommunications services, particularly those offered by incumbent local exchange carriers such as the RBOCs and IOCs, and some states provide state universal service subsidies to our customers. State regulators also, for example, typically settle disputes for competitive access to some incumbent local exchange carrier network elements or collocation in incumbent local exchange carrier offices, which competitive carriers use to offer various services. State regulators may also regulate and arbitrate disputes concerning interconnection of networks of incumbent local exchange carriers and competitive carriers. To the extent that our customers are adversely affected by these changes in the regulatory environment, our business, operating results, and financial condition may be harmed.

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

Employees

        As of December 31, 2006, we employed 126 full-time employees, including 58 in sales and marketing, 10 in operations and manufacturing, 42 in engineering and 16 in finance and administration. All of our employees are located in the U.S. None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

Facilities

        We have lease agreements related to the following properties:

  •
  approximately 47,000 square feet in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014, and which we initially occupied in June 2007;

  •
  approximately 8,340 square feet in Milpitas, California, used primarily for finance and operations purposes, which expires in July 2008; and

  •
  approximately 2,930 square feet in Camarillo, California, used primarily for research and product development purposes, which expires in November 2008.

        Through July 2007, we also leased approximately 31,000 square feet in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, under a lease which expired in October 2006 and which was extended through July 2007 using a month-to-month lease arrangement.

        We believe that our existing facilities adequately meet our requirements for the foreseeable future and that we will be able to secure additional facilities as needed on commercially acceptable terms.

Backlog

        Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of December 31, 2006 was approximately $6.5 million. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, allowing customers to cancel orders within negotiated time frames without significant penalty, and other factors that may adversely affect or delay our ability to recognize revenue under applicable revenue recognition rules, our backlog may not be indicative of sales during any subsequent quarter.

Legal Proceedings

  2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

        We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

  IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. Accelerated Networks was our name prior to the 2002 merger with Occam Networks, Inc., a California Corporation. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint, or consolidated complaint, on April 19, 2002. The consolidated complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated

Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003, a motion to dismiss filed by the issuer defendants was heard, and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against us.

        On October 13, 2004 the court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the District Court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, Plaintiff filed a motion to certify a new class. An opposition brief is due on December 21, 2007, and a reply brief is due on February 15, 2008.

        Prior to the Second Circuit's December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the court for approval. The settlement would have provided, among other things, for a release of us and the individual defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the defendants' insurers regarding recovery from the underwriter defendants and other consideration from defendants regarding the underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate.

        Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to this proposed settlement because we expect any settlement amounts to be covered by our insurance policies.

  Other Matters

        From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

Geographic Information

        During our last three fiscal years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

ITEM 1A.    RISK FACTORS

        This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

        Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K.

Risks Related to Our Restatement

Matters relating to or arising from the restatement, errors in our historic revenue recognition practices, and weaknesses in our internal controls, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries, and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

        As described in the Explanatory Note immediately preceding Part I, Item 1 and in Note 3 (Restatement of Consolidated Financial Statements) and Note 18 (Selected Quarterly Information (Unaudited)) of the notes to our consolidated financial statements, in March 2007, our audit committee initiated a review of our historic revenue recognition practices that resulted in the restatement of our previously filed financial statements for the fiscal years ended December 26, 2004 and December 25, 2005, each of the interim quarterly periods of such fiscal years, and the first, second, and third quarters of the fiscal year ended December 31, 2006. The audit committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor. On October 16, 2007, we announced the completion of the investigation and filed this Form 10-K, which includes our consolidated financial statements for the year ended December 31, 2006 and our restated financial statements for the years ended December 26, 2004 and December 25, 2005.

        The investigation and resulting restatement could have a material adverse effect on our relationships with customers and customer prospects, has already resulted in the initiation of securities class action litigation, and could result in other civil litigation or formal or informal regulatory inquiries or litigation, any of which could have a material adverse effect on our business, revenues, operating results, or financial condition. Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these matters. Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors' and officers' liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

  Impact on our Business

        As a result of the investigation, we filed this Form 10-K approximately six and one-half months late, and we also failed until October 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007, which had been due in May 2007 and August 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of fiscal 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that has continued into the third quarter of fiscal 2007. We believe this softening has been attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and in part to delays in our financial reporting. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects will continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

        As a result of the audit committee investigation, we have implemented personnel changes in our sales department that could adversely affect our revenues and results of operations in future periods if we are not successful in managing the transition of relationships with our existing customers and key prospects. In particular, we have terminated two sales personnel, including a senior sales executive who managed a geographic region that generated a substantial portion of our revenues in recent years. In order to manage the customer transition as effectively as possible, we have engaged the former sales executive to consult with us on certain customer prospects. We believe personal relationships between our customers and our sales/customer support personnel are critical factors in winning new customers and maintaining existing customers, and loss of key sales and customer support personnel could have a material adverse effect on our future business, revenues, results of operations, and financial condition.

  Litigation and Regulatory Matters

        We and certain of our executive officers are defendants in a consolidated federal securities class action. Although a consolidated complaint has not yet been filed, the pre-consolidation complaint alleged that defendants violated sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act by reporting false or misleading revenue from May 2, 2006 through April 17, 2007. This consolidated action is in the preliminary stages. We cannot predict the claims, allegations, class period, or defendants that ultimately will be included in this consolidated complaint. In addition, we cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition. We may become subject to additional litigation, regulatory inquiries, including potential SEC inquiries, or other proceedings or actions arising out of the audit committee review and the related restatement of our historic financial statements. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of December 31, 2006, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

        Our audit committee's investigation of revenue recognition issues identified weaknesses and other control deficiencies relating principally to revenue recognition and the processes and procedures associated with customer transactions and interaction with and review by our finance department. As part of its internal control deficiencies letter dated October 15, 2007, our current independent registered public accounting firm identified a material weakness relating to revenue recognition. Our independent registered public accounting firm noted that we did not have policies and procedures in place to ensure that modifications to, or side agreements associated with, our standard terms of contract are properly documented and approved. Our independent registered public accounting firm also cited a lack of understanding of the accounting consequences of modifications to standard terms by certain sales employees and a lack of communication among our sales, engineering, and finance departments to ensure that all sales transactions are properly tracked, documented, approved, and recorded.

        Our independent registered public accounting firm identified additional control deficiencies that it determined to be significant deficiencies but that it did not deem to be material weaknesses. In particular, it identified a significant deficiency relating to segregation of duties, noting among other things that in certain instances journal entries and account reconciliations were approved by the preparer of the entry or reconciliation. Our independent registered public accounting firm also noted a significant deficiency relating to post-closing adjusting journal entries and recommended that we reassess the timeline of our financial statement process to ensure that we have reasonable time to conclude a thorough financial statement closing process. Finally, our independent registered public accounting firm identified significant deficiencies relating to recording certain purchase transactions, where parts were ordered and accepted by our engineering department, without approval or involvement of our finance department, and where fixed assets were not properly classified for depreciation purposes.

        Remedying our material weakness and other control deficiencies will require substantial management time and attention and will result in our incurring substantial incremental expenses, including with respect to increasing the size of our finance organization and retaining outside consultants to assist in the implementation of new internal controls. Any failure to remedy our identified control deficiencies or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy the deficiencies that resulted in the current restatement, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this Form 10-K, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future.

        We expect that we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2007. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Business and Industry

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

  •
  delays in customer orders as IOCs evaluate and consider their capital expenditures and investments in light of the industry transition from copper wire to fiber;

  •
  increases in warranty accruals and other costs associated with remedying any performance problems relating to our products, as we experienced in fiscal 2004 and expect to experience in 2007;

  •
  seasonal reductions in field work during the winter months and the impact of annual budgeting cycles;

  •
  the size and timing of orders we receive and products we ship during a given period;

  •
  delays in recognizing revenue under applicable revenue recognition rules, particularly from government-funded contracts, as a result of additional commitments we may be required to make to secure purchase orders, or with respect to sales to value-added resellers where we cannot establish based on our credit analysis that collectability is reasonably assured;

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

        We have incurred significant losses since our inception. As of December 31, 2006, we had an accumulated deficit of $109.4 million. Although we were profitable in the third and fourth quarters of fiscal 2006 as well as for the fiscal year, our net income declined substantially in the first quarter of 2007, and we were only modestly profitable. We experienced a net loss in the second quarter of 2007, we expect to experience a substantial net loss in the third quarter of fiscal 2007, and we do not expect to be profitable for the full fiscal year. Our net losses in the second and third quarters of fiscal 2007 are attributable in part to reductions in our revenue and in part to increased expenses, in particular professional fees related to our audit committee investigation and restatement. We cannot assure you that we will not continue to incur losses or negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006, and March 31, 2007. We returned to an operating loss position in the second quarter of fiscal 2007, and we do not expect to generate operating income in the third quarter of 2007. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

        A significant portion of our expenses is fixed, and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, and general and administrative functions. Given the rate of growth in our customer base, our limited operating history and the intense competitive pressures we face, we may be unable to adequately control our operating costs. In order to achieve and maintain profitability, we must increase our sales while maintaining control over our expense levels.

Because our markets are highly competitive and dominated by large, well-financed participants, we may be unable to compete effectively.

        Competition in our market is intense, and we expect competition to increase. The market for broadband access equipment is dominated primarily by large, established suppliers such as ADTRAN, Inc., Alcatel, and Tellabs, Inc. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of emerging companies, including Calix Networks, Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

  •
  our ability to differentiate our products from our competitors' offerings;

  •
  our ability to gain customer acceptance of our products;

  •
  the performance of our products relative to our competitors' products;

  •
  our ability to market and sell our products through effective sales channels;

  •
  the protection of our intellectual property, including our processes, trade secrets and know-how; and

  •
  our ability to attract and retain qualified technical, executive and sales personnel.

        Many of our existing and potential competitors are larger than we are and have greater financial resources and better-established brands and customer relationships. Unlike many of our competitors, we do not provide financing to potential customers. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may appeal to certain customers.

        As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier's product has been installed. As a result, competition among equipment suppliers to secure contracts with potential customers is particularly intense and will continue to place pressure on product pricing. Some of our competitors have in the past and may in the future resort to offering substantial discounts to win new customers and generate cash flows. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or maintain profitability.

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

        We recently enhanced our BLC 6000 platform to support active Gigabit Ethernet fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. The introduction of new products is also expected to place pressure on our gross margins as most new products require time and increased sales volumes to achieve cost-saving efficiencies in production. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments, and we may lose current and potential customers.

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

Our strategic relationship with Tellabs has not resulted and may never result in a material increase in our sales.

        In March 2005, we announced a strategic relationship with Tellabs, Inc., or Tellabs, and certain of its subsidiaries in which we granted Tellabs exclusive rights to sell certain of our BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. In March 2006, we amended this strategic relationship to, among other things, reduce the number of prospective customers with respect to whom Tellabs' rights to sell our BLC products are exclusive. In particular, Tellabs' exclusive right with respect to regional Bell operating companies and large incumbent local exchange carriers is now limited to one incumbent local exchange carrier. To date, sales from the Tellabs relationship have been negligible. We cannot predict whether we will realize material sales from this relationship, particularly given that we have not recognized material sales to date and, as discussed below, our agreement with Tellabs expires with respect to the remaining incumbent local exchange carrier in March 2008. In particular, Tellabs has no minimum purchase commitments under its agreement with us. Moreover, Tellabs is a competitor of ours in certain markets. Although Tellabs has agreed that it will not sell, or help a third party to sell, products that are similar to our BLC products to any of the identified customers where Tellabs has been granted exclusive sales rights, with the exception of these identified exclusive customers, Tellabs remains free to compete with us. Tellabs' agreement not to sell similar products to the exclusive customers expires upon the expiration of Tellabs' exclusivity under our agreement. Tellabs' exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008 and expired with respect to the large IOCs in March 2007, unless Tellabs elects, with respect to the large incumbent local exchange carrier, to extend the applicable exclusivity period, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of extension fees that extend the relevant milestone deadlines. In the event that Tellabs' performance under these agreements does not meet our expectations, our recourse against Tellabs and our ability to terminate the agreement early is very limited, which would likely result in a loss of our investment of time and expense in this relationship, foregone customer development opportunities and delays in development of larger customer accounts.

We may be unable to successfully expand our international operations. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may adversely affect our business.

        We currently generate almost all of our sales from customers in North America and have very limited experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. While we intend to expand our international operations, we may not be able to create or maintain international market demand for our products. In addition, regulations or standards adopted by other countries may require us to redesign our existing products or develop new products suitable for sale in those countries. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

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

  •
  changes in a specific country's or region's political or economic conditions; and

  •
  restrictions on the repatriation of earnings.

If we lose any of our key personnel, or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

        Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly-skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key-man life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

        Competition for skilled personnel, particularly those specializing in engineering and sales is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly-hired personnel will function effectively, either individually or as a group. In particular, we must continue to expand our direct sales force, including hiring additional sales managers, to grow our customer base and increase sales. Even if we are successful in hiring additional sales personnel, new sales representatives require up to a year to become effective, and the recent loss of a senior sales executive could have an adverse impact on our ability to recruit and train additional sales personnel. In addition, our industry is characterized by frequent claims relating to unfair hiring practices. We may become subject to such claims and may incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively hire, integrate and utilize new personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations could suffer.

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

        We have experienced significant growth in our sales and operations in recent years. We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, as required to:

  •
  implement and maintain effective financial disclosure controls and procedures, including the remediation of internal control deficiencies identified in our audit committee investigation;

  •
  implement appropriate operational and financial systems;

  •
  manage a larger organization;

  •
  expand our manufacturing and distribution capacity;

  •
  increase our sales and marketing efforts; and

  •
  broaden our customer support capabilities.

        In addition, as discussed in this Form 10-K under Part II, Item 9A, our internal controls over financial reporting are currently ineffective, and we will need to expand our finance organization and retain outside advisors to implement adequate and effective financial controls. If we cannot grow or manage our business growth effectively, we may not be able to execute our business strategies and our business, consolidated financial condition and consolidated results of operations would suffer.

Because we depend upon a small number of outside contractors to manufacture our products, our operations could be disrupted if we encounter problems with any of these contractors.

        We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flash Electronics, Inc. for the manufacture of our BLC 6000 blade products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our primary contract manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided by a particular purchase order. If any of our manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, consolidated financial condition and consolidated results of operations.

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

        We depend on sole source and limited source suppliers for key components of our products. Any of the sole source and limited source suppliers upon which we rely could stop producing our components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. We do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, these suppliers could stop selling components to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components from alternate sources, if available at all. Switching suppliers may require that we redesign our products to accommodate the new component and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, consolidated financial condition and consolidated results of operations.

        Periodically, we may be required to license technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products and which would result in a material and adverse effect on our business, consolidated financial condition and consolidated results of operations.

If we fail to accurately predict our manufacturing requirements and manage our inventory, we could incur additional costs, experience manufacturing delays, or lose revenue.

        Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales. In prior periods we have experienced excess inventory write-downs and standard cost revaluations associated with excess or obsolete inventory. This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations.

If our products contain undetected defects, including errors and interoperability issues, we could incur significant unexpected expenses to remedy the defects, which could have a material adverse effect on our sales, results of operations or financial condition.

        Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as "defects") that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products after broad deployment and as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers' networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. In late 2006 and early 2007, we identified design issues associated with a transistor that resulted in potential equipment disruptions and that required a re-engineering effort. As a result, we expect to increase our warranty accruals in fiscal 2007. Any similar occurrences in the future could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

Our business is dependent on the capital spending patterns of telecom operators, and any decrease or delay in capital spending by our customers, such as recently appears to have occurred among IOCs evaluating their capital expenditures and investment decisions in light of the industry transition from copper wire to fiber, would adversely affect our consolidated operating results and consolidated financial condition.

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

  •
  completion of major network upgrades.

        Beginning in late 2000 and continuing into 2004, the telecom industry experienced a severe downturn, and many telecom service providers filed for bankruptcy. Those companies that survived the downturn substantially reduced their investments in new equipment. In addition, uncertain and volatile capital markets depressed the market values of telecom service providers and restricted their access to capital, resulting in delays or cancellations of certain projects. More recently, we believe capital expenditures among IOCs have been adversely affected as our customers consider their investment and capital expenditure decisions in light of the industry transition from copper wire to fiber. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The FCC and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues. Furthermore, many IOCs use government-supported loan programs or grants to finance capital spending. Changes to those programs, such as the United States Department of Agriculture's Rural Utility Service, could reduce the ability of IOCs to access capital. Although the telecom industry has recently demonstrated signs of a recovery from the downturn that occurred in the early part of this decade, any decision by telecom service providers to reduce capital expenditures, whether caused by economic cycles, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

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

        Our strategy includes developing products for the local access network that incorporate IP and Ethernet technologies. If these technologies are not widely adopted by telecom service providers for use in local access networks, demand for our products may decrease or not grow. As a result, we may be unable to sell our products to recoup our expenses related to the development of these products and our consolidated results of operations would be harmed.

Changes in existing accounting or taxation rules or practices may adversely affect our consolidated results of operations.

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

We may pursue acquisitions, which may involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could have a material adverse impact to our business, consolidated results of operations and consolidated financial condition.

        We may make acquisitions of businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We recently announced an agreement to acquire certain assets and assume certain liabilities of Terawave Communications and have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our consolidated financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired business, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

  •
  opportunity costs associated with committing capital to such acquisitions;, and

  •
  becoming involved in acquisition-related litigation.

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

        In recent years, the telecom service provider market has undergone substantial consolidation, illustrated by the merger of SBC Communications Inc. with AT&T Inc., the merger of SBC Communications (now renamed AT&T) with BellSouth Corporation (now also renamed AT&T), and the merger of Verizon Communications Inc. with MCI, Inc. Transactions such as these generally have negative implications for equipment suppliers like us, including a reduction in the number of potential customers for telecom equipment products, a decrease in aggregate capital spending and greater pricing power by service providers over equipment suppliers. Continued consolidation of the telecom service provider industry, including among IOC customers which we focus on, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

        The telecommunications equipment industry is also characterized by frequent mergers and acquisitions, as illustrated by the merger of Alcatel with Lucent Technologies and the acquisition of Advanced Fibre Communications, Inc. by Tellabs. An acquisition of one of our competitors, or merger between our competitors, could harm our competitive position or cause our target customers to delay purchases of our products while they assess the impact of the combination. If a larger company with more resources were to acquire a competitor of ours, they may invest additional resources in developing, marketing and supporting competitive products, which would negatively impact our business, consolidated financial condition and consolidated results of operations.

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

        The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire telecommunications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of our customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service subsidies implemented and administered by the FCC. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive state universal service subsidies. Changes in FCC or state rate regulations or federal or state universal service subsidies could adversely affect our customers' revenues and capital spending plans. In addition, international regulatory bodies are beginning to adopt standards and regulations for the telecom industry. These domestic and foreign standards, laws and regulations address various aspects of VoIP and broadband use, including issues relating to liability for information retrieved from, or transmitted over, the Internet. Changes in standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against service providers could adversely affect the development of Internet and other IP-based services. This, in turn, could directly or indirectly materially adversely impact the telecom industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

If we fail to comply with regulations and evolving industry standards, sales of our existing and future products could be adversely affected.

        The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the FCC. For example, the FCC recently required that all facilities-based providers of broadband Internet access and interconnect VoIP services meet the capability requirements of the Communications Assistance for Law Enforcement Act by May 14, 2007. Subject to certain statutory parameters, we are required to make available to our customers, on a reasonably timely basis and at a reasonable charge, such features or modifications as are necessary to permit our customers to meet those capability requirements. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. There can be no assurance that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

        Some of our operations are regulated under various federal, state and local environmental laws. Our planned international expansion will likely subject us to additional environmental and other laws. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including telecom equipment, to be financially responsible for the specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products. Failure to comply with these and other environmental laws could result in fines and penalties and decreased sales, which could adversely affect our planned international expansion and our consolidated operating results.

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

        Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products, or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

We could become subject to litigation regarding intellectual property rights that could materially harm our business.

        We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties have asserted and may assert in the future patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

Our business could be shut down or severely impacted if a natural disaster or other unforeseen catastrophe occurs, particularly in California.

        Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Some of our key business activities currently take place in regions considered as high risk for certain types of natural disasters. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, because the final assembly and testing of our product line is currently performed in one location in California, any earthquake, fire, other disaster or power outage at this location would have a material adverse effect on our business, consolidated financial condition and consolidated results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, earthquakes and floods.

Risks Related to Our Common Stock

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

        As of September 30, 2007, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 31.6% of our outstanding common stock. Investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners, collectively control approximately 27.7% of our outstanding common stock. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

        Our shares of common stock recently began trading on The NASDAQ Global Market. An active public market for our shares on The NASDAQ Global Market may not be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market.

        In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

  •
  quarterly variations in our consolidated results of operations or those of our competitors;

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

        In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are currently a defendant in securities class action litigation arising from our restatement. This litigation or any additional litigation that may be instituted against us could result in substantial costs and a diversion of our management's attention and resources.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

        Provisions in our certificate of incorporation and bylaws, as amended and restated upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

  •
  our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  •
  our stockholders may not act by written consent or call special stockholders' meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders' meetings or special stockholders' meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

  •
  our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  •
  stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company; and

  •
  our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

        While we anticipate our cash balances and any cash from operations, will be sufficient to fund our operations for at least the next 24 months, we may need to raise additional capital to fund operations in the future. There is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to us and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. Any failure to obtain financing when and as required would have an adverse and material effect on our business, consolidated financial condition and consolidated results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We are a party to lease agreements related to the following properties:

  •
  approximately 47,000 square feet of space in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014 and which we initially occupied in June 2007;

  •
  approximately 8,340 square feet of space in Milpitas, California, used primarily for finance and operations purposes, which expires in July 2008; and

  •
  approximately 2,930 square feet of space in Camarillo, California, used primarily for research and product development purposes, which expires in November 2008.

        Through July 2007, we also leased approximately 31,000 square feet in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, under a lease which expired in October 2006 and which was extended through July 2007 using a month-to-month lease arrangement.

        We believe that our existing facilities adequately meet our requirements for the forseeable future and that we will be able to secure additional facilities as needed on commercially acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

        We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. Accelerated Networks was our name prior to the 2002 merger with Occam Networks, Inc. a California Corporation. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint, or consolidated complaint, on April 19, 2002. The consolidated complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003, a motion to dismiss filed by the issuer defendants was heard, and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against us.

        On October 13, 2004 the court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the District Court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, Plaintiff filed a motion to certify a new class. An opposition brief is due on December 21, 2007, and a reply brief is due on February 15, 2008.

        Prior to the Second Circuit's December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the court for approval. The settlement would have provided, among other things, for a release of us and the individual defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the defendants' insurers regarding recovery from the underwriter defendants and other consideration from defendants regarding the underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate.

        Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to this proposed settlement because we expect any settlement amounts to be covered by our insurance policies.

Other Matters

        From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Our executive officers and their respective ages as of December 31, 2006 are as set forth below:

Name	Age	Position(s) with Occam Networks, Inc.
Robert L. Howard-Anderson	51	President, Chief Executive Officer, and Director
Christopher B. Farrell	35	Chief Financial Officer and Secretary
Gregory R. Dion	54	Vice President of Operations and Information Technology
Nathan Harrell	47	Vice President of Sales
David C. Mason	53	Vice President of Engineering
Mark Rumer	44	Chief Technology Officer
Russell J. Sharer	49	Vice President of Marketing

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

        Christopher B. Farrell has served as our Chief Financial Officer since January 2006 and joined us in June 2005 as Director of Finance. Prior to joining us, Mr. Farrell served as Chief Financial Officer for a startup design firm from June 2004 to June 2005. From September 2002 to June 2004, Mr. Farrell attended UCLA's Anderson School of Management and prior to that time he worked as an independent consultant from August 2001 to August 2002. From January 1996 to July 2001, Mr. Farrell worked for C-Cube Microsystems in a variety of financial positions, including Corporate Controller. Prior to his employment with C-Cube Microsystems, Mr. Farrell worked for Arthur Andersen LLP from August 1993 to January 1996, where he earned his CPA license. Mr. Farrell received a B.S. degree in economics from the University of California at Santa Barbara and an M.B.A. from UCLA's Anderson School of Management.

        Gregory R. Dion has served as our Vice President of Operations since February 2005 and was also named Vice President of Information Technology in January 2006. From August 1992 to February 2005, Mr. Dion was at Sun Microsystems, Inc. where he served as Vice President of Operations as well as a variety of executive and management positions, including Senior Director of Manufacturing, Director of Materials and Director of Corporate Operation Planning. From 1984 to 1992, Mr. Dion held executive and management positions in operations at Wang Laboratories Inc. Mr. Dion holds an M.B.A. from Babson College and a B.B.A. from the University of Massachusetts at Amherst.

        Nathan Harrell has served as our Vice President of Sales since September 2006. Prior to joining us, Mr. Harrell served as the Vice President of Sales, Americas for Redback Networks, Inc., a provider of advanced communications networking equipment, from March 2002 to January 2005. From August 1996 to March 2002, Mr. Harrell held various management positions at Cisco Systems, Inc., a manufacturer and seller of networking and communications products.

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

        Russell J. Sharer, currently our Vice President of Marketing, has served as an officer at Occam since July 2000. From October 2003 to October 2006, he served as Vice President of Sales and Marketing and from July 2000 to October 2003 as Vice President of Marketing and Business Development. From November 1998 until July 2000, Mr. Sharer served in various capacities at Ericsson Datacom, Inc., a networking equipment manufacturer, including acting Vice President of Marketing, Vice President of Product Marketing, and Director of Product Marketing. Previous employers include Xircom, Rockwell Communications Systems and Communications Machinery Corporation. Mr. Sharer received a B.S. in industrial and systems engineering from California Polytechnic State University.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock traded on The NASDAQ National Market under the symbol "ACCL" from June 2000 through May 2002, when we merged with Occam Networks, Inc. and adopted the Occam name. Our common stock traded under the symbol "OCCM" from the merger date through July 24, 2002, when it was delisted from The NASDAQ National Market. From July 25, 2002 to March 10, 2006, our common stock traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "OCCM." On March 10, 2006, we effected a 1-for-40 reverse stock split of our outstanding common stock and began trading on the OTC Bulletin Board on a split-adjusted basis on Monday, March 13, 2006, under the new symbol "OCNW." On October 9, 2006, our common stock began trading on The NASDAQ Global Market under the symbol "OCNW." The following table presents, for the periods indicated, the high and low last sale prices of our common stock as reported by the OTC Bulletin Board or The NASDAQ Global Market for periods since December 26, 2004. For comparability, all reported prices for periods prior to the March 10, 2006 effective date of the 1-for-40 reverse split have been adjusted to give effect to the reverse split in these periods.

	High	Low
Fiscal year ending December 31, 2007
Fourth Quarter (through October 15, 2007)	$9.60	$9.05
Third Quarter	$10.10	$8.45
Second Quarter	$11.23	$8.15
First Quarter	$17.74	$10.57
Fiscal year ended December 31, 2006
Fourth Quarter	$21.00	$14.10
Third Quarter	$18.70	$13.50
Second Quarter	$23.80	$15.50
First Quarter	$19.00	$8.00
Fiscal year ended December 25, 2005
Fourth Quarter	$12.00	$8.80
Third Quarter	$15.20	$9.00
Second Quarter	$16.80	$7.40
First Quarter	$6.60	$3.28

        On September 30, 2007, the last reported sales price of our common stock was $9.52 and, according to the records of our transfer agent, there were 278 record holders of our common stock. We believe there is a substantially greater number of beneficial holders of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Reverse Split

        On March 10, 2006 Occam effected a 1-for-40 reverse stock split and began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006, under a new symbol, OCNW.

Performance Graph

        Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed "filed" with the SEC or "Soliciting Material" under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

        The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index for the period from December 31, 2001 to December 31, 2006.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG OCCAM NETWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

	12/01	12/02	12/03	12/04	12/05	12/06
Occam Networks, Inc.	100.00	17.50	24.25	22.50	72.50	103.13
Nasdaq Stock Market	100.00	68.46	102.72	111.54	113.08	123.85
Nasdaq Telecommunications Index	100.00	45.99	77.64	83.54	77.64	99.16

*
The graph assumes that $100 was invested in our common stock on December 31, 2001, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock and we have no current intention of paying any dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto, which begin on page F-1 of this Form 10-K, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which begins on page 50 of this Form 10-K, and the other financial information and data appearing elsewhere in this Form 10-K.

        On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. Among other matters, our audit committee, assisted by independent forensic accountants and legal advisors, reviewed our practices relating to the following:

  •
  commitments to provide customers with software, hardware and software maintenance, hardware and software upgrades, training, and other services in connection with customers' purchases of our network equipment;

  •
  sales to value added resellers; and

  •
  use of intermediate shipping vendors in connection with shipments of product at the end of quarters falling on weekends.

        As a result of our audit committee's review, we identified errors in our previous recognition of revenue and determined that we recognized approximately $33.0 million of revenue prematurely during fiscal years 2004 through 2006. In this Form 10-K, we are restating our consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. This Form 10-K also includes our consolidated financial statements as of and for the fiscal year ended December 31, 2006.

        The consolidated financial data set forth below as of and for the years ended December 26, 2004, December 25, 2005, and December 31, 2006 are derived from, and qualified by reference to, our audited consolidated financial statements appearing beginning on page F-1 of this Form 10-K and have been restated as a result the audit committee review. The consolidated financial data set forth below as of and for the years ended December 28, 2003 and December 29, 2002 have been derived from our unaudited financial statements, which are not included herein.

        In connection with the aforementioned internal review regarding our revenue recognition practices, certain transactions were identified that impacted the fiscal year ended December 28, 2003. Our management concluded that these transactions were quantitatively and qualitatively immaterial, individually and in aggregate, to the previously disclosed consolidated financial statements, and therefore, we have not restated the previously reported amounts. Had a decision been made to restate the 2003 consolidated financial statements, our consolidated loss from operations for 2003 would have increased by 1.4% and our net loss attributable to common stockholders for the year would have increased by 1.3%.

        All references to earnings and the number of shares of our common stock have been retroactively restated to reflect the 1-for-40 reverse stock split effected on March 10, 2006.

        We have not amended any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that we filed prior to October 16, 2007. You should not rely on any of these annual or quarterly reports. In addition, you should not rely on any information contained in our registration statements on Form S-1, which were declared effective by the Securities and Exchange Commission on December 29, 2005, January 31, 2006, and November 1, 2006, respectively.

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal year ended
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004	Dec. 25, 2005	Dec. 31, 2006
	(Unaudited)	(Unaudited)	Restated(1)(2)	Restated(1)(2)
Statement of Operations Data:
Sales	$2,435	$7,982	$12,441	$39,597	$68,203
Cost of sales	5,237	7,930	12,610	27,736	42,473

Gross margin (loss)	(2,802)	52	(169)	11,861	25,730
Operating expenses:
Research and product development	19,227	12,004	7,448	7,440	9,584
Sales and marketing	7,090	5,977	6,584	8,349	11,222
General and administrative	3,524	2,331	2,328	3,420	4,095

Total operating expenses	29,841	20,312	16,360	19,209	24,901
Income (loss) from operations	(32,643)	(20,260)	(16,529)	(7,348)	829
Interest income	197	101	94	249	643
Interest expense	(301)	(284)	(223)	(508)	(173)

Income (loss) before provision for (benefit from) income taxes	(32,747)	(20,443)	(16,658)	(7,607)	1,299
Provision for (benefit from) income taxes	—	(11)	—	—	64

Net income (loss)	(32,747)	(20,432)	(16,658)	(7,607)	1,235
Beneficial conversion feature	(541)	(3,038)	(3,288)	(1,822)	(3,437)
Warrants issued with Series C preferred stock	(255)	—	—	—	—
Interest attributable to common stock potentially subject to rescission	(500)	500	—	—	—

Net loss attributable to common stockholders	$(34,043)	$(22,970)	$(19,946)	$(9,429)	$(2,202)

Net loss per share attributable to common stockholders—basic and diluted	$(15.19)	$(4.36)	$(2.98)	$(1.40)	$(0.24)
Weighted average shares—basic and diluted	2,241	5,268	6,695	6,759	9,020
Stock-based compensation included in:
Cost of sales	$—	$—	$—	$—	$288
Research and product development	1,130	943	693	519	748
Sales and marketing	252	179	119	70	476
General and administrative	138	105	40	6	390

Total stock-based compensation	$1,520	$1,227	$852	$595	$1,902

        Note: On December 5, 2006, we changed our fiscal year end to December 31 and our quarter ends to the last day of the applicable calendar quarter. Previously, we ended each fiscal quarter and year on the last Sunday of the corresponding calendar quarter and year. This change did not have a material impact on our financial position or results of operations.

	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004	Dec. 25, 2005	Dec. 31, 2006
	(Unaudited)	(Unaudited)	Restated(1)(2)	Restated(1)(2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,496	$14,586	$4,432	$6,571	$59,219
Restricted cash	—	935	2,101	3,749	4,378
Working capital	15,061	15,108	7,016	12,225	66,086
Total assets	24,471	23,404	24,279	30,638	87,758
Total debt and capital lease obligation	1,569	1,706	3,850	2,557	—
Total liabilities	6,662	7,084	18,345	17,645	19,615
Common stock potentially subject to rescission	10,500	—	—	—	—
Convertible preferred stock and warrants	10,811	16,381	21,496	34,942	—
Total stockholders' equity (deficit)	$7,309	$(61)	$(15,562)	$(21,949)	$68,143

(1)
See Note 3, "Restatement of Consolidated Financial Statements," and Note 18, "Selected Quarterly Information (Unaudited)," of the Notes to Consolidated Financial Statements.

(2)
The selected consolidated financial data for fiscal years 2005 and 2004 have been revised to reflect adjustments related to the restatement described in the Explanatory Note on page 1 of this Form 10-K.

SUMMARY QUARTERLY FINANCIAL INFORMATION

        The following summary interim quarterly data shown below for each of the four quarters of fiscal 2004, 2005, and 2006 has been restated from the previously published or filed financial information and is derived from our unaudited consolidated financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Quarterly Data:
Fiscal Year Ended December 26, 2004
Sales	$2,436	$2,167	$3,267	$4,571
Cost of sales	2,984	3,382	2,933	3,311
Gross margin (loss)	(548)	(1,215)	334	1,260
Loss from operations	(4,493)	(5,579)	(3,599)	(2,858)
Net loss	(4,528)	(5,605)	(3,614)	(2,911)
Net loss attributable to common stockholders	(7,038)	(6,162)	(3,745)	(3,001)
Net loss per share attributable to common stockholders (basic)	$(1.05)	$(0.92)	$(0.56)	$(0.45)
Net loss per share attributable to common stockholders (diluted)	$(1.05)	$(0.92)	$(0.56)	$(0.45)
Fiscal Year Ended December 25, 2005
Sales	$6,609	$10,622	$10,316	$12,050
Cost of sales	4,989	8,003	7,513	7,231
Gross margin	1,620	2,619	2,803	4,819
Income (loss) from operations	(2,450)	(1,829)	(3,072)	3
Net loss	(2,563)	(1,885)	(3,118)	(41)
Net loss attributable to common stockholders	(4,350)	(1,920)	(3,118)	(41)
Net loss per share attributable to common stockholders (basic)	$(0.65)	$(0.29)	$(0.46)	$(0.01)
Net loss per share attributable to common stockholders (diluted)	$(0.65)	$(0.29)	$(0.46)	(0.01)
Fiscal Year Ended December 31, 2006
Sales	$12,377	$12,876	$20,775	$22,175
Cost of sales	7,660	8,018	12,998	13,797
Gross margin	4,717	4,858	7,777	8,378
Income (loss) from operations	(921)	(1,130)	1,556	1,324
Net income (loss)	(1,014)	(1,044)	1,604	1,689
Net income available (loss attributable) to common stockholders	(4,451)	(1,044)	1,604	1,689
Net loss per share attributable to common stockholders (basic)	$(0.65)	$(0.15)	$0.22	$0.12
Net loss per share attributable to common stockholders (diluted)	$(0.65)	$(0.15)	$0.09	$0.09

(1)
See Note 3, "Restatement of Consolidated Financial Statements," and Note 18, "Selected Quarterly Information Unaudited," of the Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included beginning on page F-1 of this Form 10-K. The discussion in this Form 10-K contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "appears," "believes," "continue," "could," "estimates," "expects," "feels," "goal," "hope," "intends," "may," "our future success depends," "plans," "potential," "predicts," "projects," "reasonably," "seek to continue," "should," "thinks," "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbour provision of The Private Securities Litigation Reform Act of 1995.

Restatement of Consolidated Financial Statements

        On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. As a result of the review, we determined that our previously filed consolidated financial statements for the following periods required restatement: (i) our fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in our fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. The adjustments resulting from the restatement relate solely to revenue recognition matters. The restatement adjustments did not affect our reported cash, cash equivalent and short-term investment balances as of the end of any fiscal period.

        Specifically, we determined that a restatement was required because we incorrectly accounted for the following categories of transactions: (i) transactions involving commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal 2004 to fiscal 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal 2004 to fiscal 2006; and (iii) for certain quarters ending on weekends, transactions involving our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal 2004 to fiscal 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal 2004 through fiscal 2006 relating principally to errors in accounting for software and software maintenance, customer credits, and undelivered free product.

        In determining that a restatement was required, we accounted for hardware sales and related cost of sales in accordance with Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104. We

accounted for software sales in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2. We accounted for sales with multiple deliverables in accordance with Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21.

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of December 31, 2006, we had shipped our BLC platform to over 205 customers.

        From our inception through December 31, 2006, we have incurred cumulative net losses of approximately $109.4 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. Beginning in the second quarter of fiscal 2007, however, we began to experience a softening in our business. We experienced operating and net losses in the second quarter of fiscal 2007 and currently expect to experience operating and net losses for the third quarter and full fiscal year. We believe the softening that we have experienced in our markets since the first quarter of fiscal 2007 is attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and delays in our financial reporting.

        Prior to January 1, 2007, when we adopted a calendar year end for fiscal reporting purposes, we prepared our financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters did not necessarily coincide with the last day of the calendar month. Effective January 1, 2007, we adopted a calendar fiscal-year end. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, litigation, warranty reserve and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

        Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We recognize sales revenue when persuasive evidence of sales arrangements exist, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. We allow credit for products returned within our policy terms.

        In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the periods of sale. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

  •
  the delivered item(s) has value to the customer on a stand-alone basis;

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  if the arrangement includes a general right of return relative to the delivered item(s), or delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

        If these criteria are not met, then sales are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value.

        In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance. In these cases, we do not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. We believe payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

        In certain circumstances, we enter into transactions with value-added resellers where the resellers may not have the ability to pay us for these sales independent of payment to them by the end-user. In these cases, we do not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met.

        We further warrant our products for periods up to five years and record an estimated warranty accrual when sales revenue is recognized.

  Valuation of Inventories

        Our inventories are stated at the lower of acquisition cost or market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare them with current inventory levels. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

  Deferred Tax Valuation Allowance

        We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. For 2004, 2005, and 2006, our net deferred tax assets have been offset with a full valuation allowance.

  Loss Contingencies

        We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 12 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2006. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the consolidated financial statements and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our consolidated results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because we believe the anticipated settlement amounts are covered by our insurance policies.

  Product Warranties

        We provide a standard warranty with the sale of our products for up to five years from the date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers. We quantify and record an estimate for warranty-related costs based on our actual history, projected return and failure rates and current repair costs.

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

  Stock-Based Compensation

        Effective beginning the first fiscal quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, or SFAS 123(R), using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in cost of sales and operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

        Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, forfeitures, and expected dividends. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future volatility. We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration to our industry peers of similar size with similar option vesting periods. Our analysis of stock price volatility and option lives involves management's best estimates at the time of determination. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations

        Fiscal Years Ended December 26, 2004, December 25, 2005, and December 31, 2006

  Sales

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Sales	$12,441	$39,597	$68,203

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        The increase in sales for fiscal year 2006 over the prior years was mainly due to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. The growth in BLC 6000 system sales, and our sales in general, followed the release of the BLC 6000 system product line during the third quarter of 2003. In 2004 and 2005, several enhancements and new features were introduced to the BLC 6000 system, which resulted in greater market penetration and sales. We do not expect our revenues in future periods to grow at the same rates they have grown during recent periods and expect revenues in 2007 to grow, if at all, only modestly relative to 2006. In particular, beginning in the second quarter of fiscal 2007, we identified a softening in our business that we believe is attributable to adverse trends affecting our target customer markets, delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding from the NASDAQ Global Market.

  Cost of sales and gross margin (loss)

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Cost of sales	$12,610	$27,736	$42,473
Gross margin (loss)	$(169)	$11,861	$25,730
Gross margin (loss)	(1)%	30%	38%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, rework costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. The increases in cost of sales during fiscal 2005 and 2006 were attributable principally to increased shipments and sales of our products.

        The improvement in our gross margins from fiscal 2005 to 2006 was primarily due to reductions in product manufacturing costs and inventory carrying costs, partially offset by post-sales customer service costs.

        Cost of sales and gross margin for 2004 were adversely affected by additional costs of $2.6 million arising from yield problems and unusually high repair costs on certain new products. Management believes these costs were necessary to maintain customer satisfaction. As of December 25, 2005 and December 31, 2006, we had accruals of $1.1 million and $1.9 million, respectively, to cover estimated repair costs on remaining field units. These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

        We expect that our gross margins will vary from quarter-to-quarter due in part to variations in product mix. For example, our gross margin percentages were 38.1%, 37.7%, 37.4%, and 37.8% in the first, second, third, and fourth quarters of fiscal 2006, respectively. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

  Research and product-development expenses

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Research and product-development expenses	$7,448	$7,440	$9,584
Percentage of sales	60%	19%	14%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses remained flat from 2004 to 2005 and increased 29% from 2005 to 2006. The increase in research and product development expenses from 2005 to 2006 was attributable to increased personnel-related costs, stock-based compensation charges, and third-party design costs. We expect research and product development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

  Sales and marketing expenses

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Sales and marketing expenses	$6,584	$8,349	$11,222
Percentage of sales	53%	21%	16%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased 27% from 2004 to 2005 because of increased headcount, increased commission and other sales and promotional costs incurred in an effort to increase sales and market penetration. Sales and marketing expenses increased 34% from 2005 to 2006 due primarily to increased headcount, stock-based compensation expense, commissions, and customer trial equipment expenses incurred to support our sales and marketing efforts. We expect sales and marketing costs to continue to increase in 2007 as we continue to make expenditures intended to increase sales and market penetration.

  General and administrative expenses

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
General and administrative expenses	$2,328	$3,420	$4,095
Percentage of sales	19%	9%	6%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased 47% from 2004 to 2005 primarily due to Sarbanes-Oxley compliance costs and the write-off of a $399,000 loan provided to the buyer of our subsidiary in India. General and administrative expense increased 20% from 2005 to 2006 as a result of increased salaries, stock-based compensation expense, and NASDAQ relisting fees incurred during 2006. We expect our general and administrative expenses to increase substantially in 2007, in large part due to professional fees and expenses resulting from the audit committee review of our revenue recognition practices, increased headcount, and the cost of remediating internal control weaknesses identified in connection with the audit committee review.

  Stock-based compensation

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Cost of sales	$—	$—	$288
Research and product development	693	519	748
Sales and marketing	119	70	476
General and administrative	40	6	390

Total stock-based compensation	$852	$595	$1,902

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        Through December 25, 2005, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at their date of grant. We amortized deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Through December 25, 2005, we had reversed deferred stock compensation of approximately $4.7 million, resulting from stock option cancellations and repurchase of unvested common shares from employees.

        Effective as of the first quarter of fiscal 2006, we began recording the fair value of our share-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment (Revised 2004), or SFAS No. 123(R)." We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

  Interest income and expense

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Interest income	$94	$249	$643
Interest expense	(223)	(508)	(173)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        In 2006, the increase in interest income was principally attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006, and, to a lesser extent, higher interest rates during 2006. Interest expense decreased significantly in 2006 as compared to 2005 due to the repayment of our outstanding debt in early 2006.

        The increase in interest expense in 2005 was attributable to increased debt levels as compared to 2004.

  Income tax benefit (expense)

        We offset approximately 90% of our federal and state tax liabilities in 2006 through the utilization of our net operating loss carry-forwards. The remaining 10% of our taxable income was taxed at an effective rate of 5%, primarily to cover federal and state alternative minimum tax, and was recorded to income tax expense.

  Net operating loss carry-forwards

        As of December 31, 2006, we had net operating loss carry-forwards of approximately $107.8 million and $69.2 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carry-forwards will expire beginning in 2018 and 2007, respectively. We have determined that as of December 31, 2006, $22.4 million and $9.3 million of these respective federal and state loss carry-forwards are subject to annual limitations pursuant to Internal Revenue Code Section 382 and similar state provisions.

  Beneficial conversion feature

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Beneficial conversion feature	$(3,288)	$(1,822)	$(3,437)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements, beginning on page F-14.

        In 2006, we recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.4 million related to the issuance of our Series A-2 preferred stock in February 2006. In 2005, we recorded beneficial conversion feature charges to net loss attributable to common stockholders of $1.7 million related to the issuance of our Series A-2 preferred stock during that fiscal year and $85,000 related to the amortization of preferred stock warrants. We recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.3 million upon the issuance of our Series A-2 preferred stock and warrants during 2004. These non-cash charges were calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series A-2 preferred stock was convertible.

Liquidity and Capital Resources

        As of December 31, 2006, we had cash and cash equivalents of $59.2 million as compared to $6.6 million as of December 25, 2005. The net increase in cash and cash equivalents was principally the result of the closing of our secondary public offering in November 2006, which raised $48.7 million in net proceeds, as well as the issuance of additional shares of Series A-2 preferred stock in connection with a rights offering in February 2006, which raised $2.7 million in net proceeds. Offsetting our cash balances was the repayment of $2.6 million in outstanding indebtedness in February 2006. As of December 31, 2006, we had restricted cash of $4.4 million related to performance bonds we are required to post in connection with our RUS contracts.

        We generated $5.0 million of cash from operating activities during the fiscal year ended December 31, 2006, compared to a use of $7.7 million in operating activities during the fiscal year ended December 25, 2005. The increase was principally attributable to increases in net income, accounts payable and deferred sales, partially offset by increases in accounts receivable and inventory.

        We used $1.8 million of cash in investing activities during the fiscal year ended December 31, 2006, compared to a use of $2.9 million during the fiscal year ended December 25, 2005. The decrease was attibutable to a smaller increase of restricted cash related to the purchase of performance bonds for RUS contracts.

        Financing activities generated $49.5 million of cash during the year ended December 31, 2006, compared to $12.7 million in the year ended December 25, 2005. The principal contributors to cash from financing activities were our secondary public offering in November 2006 and the rights offering completed in February 2006.

  Working Capital

        Working capital increased to $66.1 million at December 31, 2006, compared to $12.2 million at December 25, 2005. The increase was principally attributable to the completion of the secondary public offering, which raised $48.7 million of net proceeds, and the rights offering, which raised $2.7 million in net proceeds. Also contributing to the increase in working capital was cash provided by net income, partially offset by purchases of property and equipment.

        We believe that our cash and cash equivalents will be sufficient to finance our operations over the next 24 months. Although we believe these funds will be sufficient to maintain and expand our operations in accordance with our business strategy, we may need additional funds in the future. If we are unable to raise additional financing when and if needed, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

        We lease our facilities and certain assets under non-cancelable operating leases expiring through 2014, excluding various renewal options. On October 12, 2006, Occam and Cortona Opportunity Ltd. entered into a commercial building lease agreement. The seven-year lease provides for the lease by Occam of approximately 47,000 square feet in a building located in Santa Barbara, California. Base rent under the lease agreement is set at $55,460 per month.

        The following table summarizes our minimum purchase commitment to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations(1)
Purchase commitments(2)	$11,823	$11,823	$—	$—	$—
Operating leases	6,305	866	2,628	2,733	78

(1)
Contractual obligations consist of future minimum lease payments under operating leases used in the normal course of business and purchase commitments. Our headquarters' lease in Santa Barbara, California expired in October 2006. We entered into a month-to-month lease arrangements through the end of March 31, 2007 with similar terms and conditions as the original lease. In November 2006, we entered into a new lease agreement for our headquarters in Santa Barbara. The terms of the leases were disclosed in a Current Report on Form 8-K we filed with the SEC in December 2006.

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

  Off-Balance Sheet Arrangements

        As of December 31, 2006, we had no material off-balance sheet arrangements, other than the operating leases described above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006 and December 25, 2005.

  Recent Accounting Pronouncements

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1) amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

        In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We implemented SAB No. 108 effective January 1, 2006 and considered its effect on our financial position, results of operations or cash flows for 2006. See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Statements for information regarding the restatement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates. Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents. We generally invest our surplus cash balances in money-market funds with original or remaining contractual maturities of less than 90 days. The primary objective of our investment activities is the preservation of principal while minimizing risk. We do not hold financial instruments for trading or speculative purposes. We do not use any derivatives or similar instruments to manage our interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and schedule required by Regulation S-X are provided beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with our independent registered public accounting firm on accounting matters or financial disclosure. For discussion regarding changes in our independent registered public accounting firms, please see our Annual Report on Form 10-K for the year ended December 25, 2005 and our previously filed Current Report on Form 8-K dated June 28, 2005 and related amendment.

ITEM 9A.    CONTROLS AND PROCEDURES

    (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, which we refer to as the Evaluation Date or the end of the period covered by this Annual Report on Form 10-K.

        The purpose of this evaluation was to determine whether as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on their evaluation, our chief executive officer and chief financial officer have concluded, as discussed below, that a material weakness existed in our disclosure controls and procedures as of the Evaluation Date, and as a result, our disclosure controls and procedures were not effective as of the Evaluation Date.

        An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "material weakness" is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company's annual or interim consolidated financial statements that is more than inconsequential.

        As more fully described in the Explanatory Note at the beginning of this Annual Report on Form 10-K, in March 2007, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in revenue recognition and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal 2004 and fiscal 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, contemporaneously with the filing of this Annual Report on Form 10-K, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

        Our audit committee concluded that the restatement was required because of errors in our accounting for (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal 2004 to fiscal 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal 2004 to fiscal 2006; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal 2004 to fiscal 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal 2004 through fiscal 2006 relating principally to errors in accounting for software and software maintenance, customer credits, and undelivered free product.

        Our audit committee determined that the foregoing errors resulted from deficiencies in our internal controls, in particular resulting from internal communication failures between our finance and sales departments, a lack of clear understanding by, and communication to, sales personnel of technical accounting rules, understaffed finance functions, and on occasion, failure of finance personnel to apply technical revenue recognition rules correctly. As part of its internal control deficiencies letter dated October 15, 2007, our current independent registered public accounting firm also identified a material weakness relating to revenue recognition. Our independent registered public accounting firm noted that we did not have policies and procedures in place to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly documented and approved. Our independent registered public accounting firm also cited a lack of understanding of the accounting consequences of modifications to standard terms by certain sales employees and a lack of communication among our sales, engineering, and finance departments to ensure that all sales transactions are properly tracked, documented, approved, and recorded.

        Our independent registered public accounting firm identified additional control deficiencies that it determined to be significant deficiencies but did not deem to be material weaknesses. In particular, it identified a significant deficiency relating to segregation of duties, noting among other things that in certain instances journal entries and account reconciliations were approved by the preparer of the entry or reconciliation. Our independent registered public accounting firm also noted a significant deficiency relating to post-closing adjusting journal entries and recommended that we reassess the timeline of our financing statement closing process to ensure that we have reasonable time to conclude a thorough financial statement closing process. Finally, our independent registered public accounting firm identified significant deficiencies relating to recording certain purchase transactions, where parts were ordered and accepted by our engineering department without approval or involvement of our finance department and where fixed assets were not properly classified for depreciation purposes.

  (b)    Changes in Internal Control Over Financial Reporting

        On September 28, 2007, our audit committee presented the findings and recommendations of its internal investigation to our board of directors, including a proposed remediation plan regarding internal control over financial reporting. Our board of directors adopted the audit committee's remediation plan, and we are in the process of implementing it. Remedying the material weakness and other control deficiencies described above will require substantial management time and attention and will result in our incurring substantial incremental expenses, including increasing the size of our finance organization and retaining outside consultants to assist in the implementation of new internal controls. Any failure on our part to remedy our identified control deficiencies or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

        Subject to oversight by our board of directors, our chief executive officer and chief financial officer will be responsible for implementing the internal control remediation plan recommended by our audit committee and approved by our board of directors. We also intend to engage an outside consultant in connection with implementing the remediation plan.

        Our audit committee's remediation plan consists of the following modifications and improvements in our internal controls relating to the sales and revenue-recognition transaction cycle:

  •
  adjust our reporting structure so that finance has direct oversight of sales administration and the sales proposal generation management group;

  •
  reorganize our variable compensation plan to ensure that sales personnel are not incentivized to attempt to influence the timing of revenue recognition;

  •
  retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other "liaison" areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract;

    •
    the revenue recognition specialist, or employees acting under his or her supervision, should review all documentation relating to a transaction, including purchase orders, special pricing approval forms, customer quotes, letters of intent, emails, etc. to determine whether any of the terms will result in the deferral of revenue; and

    •
    a revenue recognition checklist should accompany the financial package for each transaction.

  •
  engage an outsourced internal audit group to review all significant revenue transactions each quarter to ensure that transactions have been recorded appropriately, to monitor the status of the remediation of control structure, and report to the audit committee the progress achieved;

  •
  implement formal training, which would include a signed acknowledgement of all attendees certifying that they have attended and understood the topics covered, from all finance, executive, sales, and sales administration personnel, to ensure they understand that certain terms impact revenue recognition, as well as understand how to document and receive approval for such terms, as well as report them to finance;

  •
  institute a formal communication process among marketing, engineering, and finance to ensure that all functions understand that any changes have potential accounting implications and to ensure that finance is appropriately advised as to the impact on existing and future transactions;

  •
  implement policies and procedures that delineate clear roles, responsibilities, and authorization levels for all positions defined as "key" to the revenue recognition transaction cycle;

  •
  implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue. Such policies and procedures may include:

  •
  standardized language on each customer's quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement;

  •
  a central, virtual repository for all documentation relating to a transaction, including quotes, emails, letters of intent, volume pricing agreements, special pricing approval forms, and all other transaction documents, which are uploaded by sales and sales administration personnel; and

  •
  compliance with the stated order addendum process, to ensure that all terms agreed upon with a customer following the issuance of the customer quote or purchase order have been captured and provided to finance.

  •
  implement controls required to ensure that no items are shipped or provided to the customer without being entered as separate line items in our systems;

  •
  implement controls required to ensure that all requests for price responses, contract closeout, acceptance documentation, and other delivery information is provided to and reviewed by the finance department and is received prior to recording of revenue;

  •
  implement controls to ensure that single transactions with a customer are not split into various contracts, purchase orders, or shipments, unless these requests are approved by the finance department; and

  •
  implement procedures to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained.

        As of October 15, 2007, we have implemented the following aspects of the audit committee remediation plan:

  •
  adjusted our reporting structure so that the finance department has direct oversight of sales administration and the sales proposal generation management group;

  •
  implemented controls required to ensure that all contract closeout, acceptance documentation, and other delivery information is provided to and reviewed by the finance department and is received prior to the recording of revenue;

  •
  implemented procedures to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained; and

  •
  created and filled a new position in our finance department, director of technical accounting.

        Many of the remaining remediation items are in various stages of design and implementation. Over the coming quarters, we expect to invest substantial management time and attention as well as financial resources to complete all the modifications and improvements necessary to improve our internal controls and related systems.

ITEM 9B.    OTHER INFORMATION

        Our bylaws provide that our fiscal year end is determined by resolution of the board. On December 5, 2006, the board approved changing our financial reporting to calendar year end and quarterly reporting. Historically, we ended each fiscal quarter and year on the last Sunday of the corresponding calendar quarter and year, which resulted in fiscal period end-dates that were zero to six days prior to the end of each calendar quarter and year. Beginning with our 2007 fiscal year, each fiscal quarter and fiscal year will end on the last day of the applicable calendar quarter and year, such that our fiscal year end will be December 31 for each year and our fiscal quarters will end on March 31, June 30, September 30 and December 31 of each year. This change is not significant for comparative purposes. As a result, there is no requirement under SEC rules to file a separate transition period report or intention to restate prior periods.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

        The following is biographical information, as of September 30, 2007, of the seven (7) members of our board of directors:

        Steven M. Krausz, age 52, has served as one of our directors since May 1997 and has served as Chairman since May 2002. As our non-executive chairman, Mr. Krausz functions as our Lead Director. Mr. Krausz also served as a director of Occam CA from February 2000 to May 2002 and served as its Chairman from March 2002 until the closing of the merger, when he became our chairman. Mr. Krausz has been a managing member of several venture capital funds affiliated with U.S. Venture Partners, a venture capital firm, since August 1985. Mr. Krausz holds a B.S. in electrical engineering and an M.B.A. from Stanford University.

        Robert L. Howard-Anderson, age 51, has served as our President and Chief Executive Officer since May 2002, and as one of our directors since July 2002. Mr. Howard-Anderson was Senior Vice President of Product Operations at Occam CA from February 2002 to May 2002. Mr. Howard-Anderson was Vice President of Product Operations at Procket Networks, Inc., a network infrastructure company, from August 2000 to February 2002 and Vice President of Engineering at Sun Microsystems, Inc., a computer company, from June 1995 to August 2000. Mr. Howard-Anderson has a B.S. in electrical engineering from Tufts University.

        Robert B. Abbott, age 42, has served as one of our directors since May 2002. He served as a director of Occam CA, from February 2001 to May 2002. Mr. Abbott is currently a General Partner with Norwest Venture Partners, a venture capital firm he has been with since August 1998. He also serves as a director for several private companies. Mr. Abbott received a B.S. in electrical engineering, an M.S. in electrical engineering and an M.B.A. from Stanford University.

        Robert E. Bylin, age 65, has served as one of our directors since September 2004. Mr. Bylin has served as the Chief Financial Officer of Spectralinear Inc., a timing solutions company, since October 2006. From November 2005 to October 2006, Mr. Bylin served as a consultant to SpectraLinear, Pyxis Technology, Inc., an electronic design automation company, and TAK Imaging, a provider of imaging processors. From April 2004 to November 2005, Mr. Bylin served as the Chief Financial Officer of TAK Imaging. From March 2001 to October 2003, Mr. Bylin served as Chief Financial Officer and Chief Operations Officer for D.T. Consulting, a consulting company specializing in technical integration of hardware and software systems. Prior to that he served as Chief Financial Officer and Vice President of Finance for Veridicom, Inc., a semiconductor and software company. Mr. Bylin currently serves as a director for Technology Credit Union. Mr. Bylin received a B.S. in mathematics from Trinity College and an M.B.A. from Harvard University.

        Kenneth R. Cole, age 59, has served as a one of our directors since December 2004. Mr. Cole served as a director and Vice Chairman of Valor Communications Group, a telecommunications service provider in rural communities, from March 2004 to July 2006. From March 2002 to April 2004, Mr. Cole served as Chief Executive Officer of Valor and from January 2000 to March 2002 as Valor's President and Chief Operating Officer. Prior to 2000, Mr. Cole served in various capacities during a 26-year career at CenturyTel, Inc., a telecommunications company, including serving as Chief Operating Officer from 1999 to January 2000. On October 15, 2007, we filed a Current Report on Form 8-K with the SEC disclosing that Mr. Cole had informed us that he would not stand for reelection at our next annual meeting of stockholders.

        Thomas E. Pardun, age 63, has served as one of our directors since September 2004. Since April 2007, Mr. Pardun has served as Chairman of the Board of Directors of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. He previously served as Chairman of Western Digital from January 2000 to November 2001, and he has served as a director of Western Digital since January 1993. In July 2000, Mr. Pardun retired as president of MediaOne International, Asia-Pacific (formerly US West Asia-Pacific), an owner/operator of international properties in cable television, telephone services, and wireless communications. Prior to that, he served as president and chief executive officer of US West Multimedia Communications, Inc. and held numerous other executive positions with US West. Prior to joining US West, Mr. Pardun was president of the Central Group for Sprint as well as president of Sprint's West Division. He also served as senior vice president of United Telecommunications, a predecessor company to Sprint. Mr. Pardun spent the first 19 years of his career at IBM. In addition to Western Digital Corporation, Mr. Pardun serves on the boards of CalAmp Corporation and Megapath, Inc. Mr. Pardun received a B.B.A. in economics and marketing from the University of Iowa and Management School Certificates from Harvard Business School, Stanford University, and The Tuck School of Business at Dartmouth College.

        Brian H. Strom, age 65, was appointed to our board of directors on May 17, 2006. Mr. Strom served as President and Chief Executive Officer of SureWest Communications from December 1993 to December 2005 and as a director of SureWest from December 1993 to May 2006. He served as chairman of the United States Telecom Association (US Telecom) from October 2003 to October 2004. He also served as chair of the Sacramento Area Commerce and Trade Organization (SACTO) from July 2003 to July 2004, and served as chairman of the California Communications Association (CalCom) from February 2001 to February 2002.

Executive Officers

        Biographical information regarding Occam's executive officers as of September 30, 2007 is found in Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers." There are no immediate family relationships between or among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of our common stock to file with the SEC reports of ownership regarding the common stock and other Occam equity securities. These persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of copies of the Section 16(a) reports received during the period from January 1, 2006 until December 31, 2006 and written representations from each of our directors and executive officers, all of our directors and executive officers complied with the applicable Section 16(a) filing requirements.

Code of Conduct

        We have adopted the Occam Code of Business Conduct and Ethics, or Code of Ethics, with which every person, including executive officers, who works for Occam and every member of our board of directors is expected to comply. If any substantive amendments are made to the Code of Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market. In December 2006, we amended and restated the Code of Ethics and filed a related Current Report on Form 8-K on December 11, 2006.

        The Code of Ethics is available at our website, located at http://www.occamnetworks.com/company/IR/corp_gov/index.cfm. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this Annual Report on Form 10-K.

Board Composition

        Our board currently consists of seven (7) members. Our bylaws permit our board to establish by resolution the authorized number of directors, and seven directors are currently authorized. At each annual meeting of stockholders the terms of each of our incumbent directors expire and all members of our board of directors are elected. All directors elected at an annual meeting will be elected to serve from the time of election and qualification until the next annual meeting following such election.

Board and Committee Meetings

        Our board held nineteen (19) meetings during fiscal 2006. Each of our directors attended at least 75% of the meetings of the board and the committees on which he served.

Committees of the Board

        Our board has an audit committee, a compensation committee and a nominating and governance committee, each of which has the composition and responsibilities described below. On October 15, 2007, we filed a Current Report on Form 8-K indicating that Mr. Cole has informed us that he will not stand for re-election at our next annual meeting of stockholders.

Director Name	Audit Committee	Compensation Committee	Nominating and Governance Committee
Robert L. Howard-Anderson
Steven M. Krausz		Chair	X
Robert B. Abbott		X
Robert E. Bylin	Chair
Thomas E. Pardun		X
Kenneth R. Cole	X		Chair
Brian H. Strom	X

        Audit Committee

        Our audit committee is primarily responsible for selecting our independent registered public accounting firm, overseeing our internal financial reporting and financial controls, and consulting with and reviewing the services provided by our independent registered public accounting firm. In May 2006, our board of directors adopted a new charter for the audit committee. The charter is available on our website at www.occamnetworks.com/company/IR/corp_gov. Our audit committee held eight (8) meetings in fiscal 2006.

        Until May 17, 2006, our audit committee consisted of directors Robert B. Abbott, Robert E. Bylin and Steven M. Krausz. In May 2006, the audit committee was reconstituted to consist of directors Robert E. Bylin, Brian H. Strom and Kenneth R. Cole. Mr. Bylin serves as the chairman of the audit committee. The audit committee as currently constituted satisfies the independence requirements of the NASDAQ Global Market and the audit committee director independence requirements established by the Securities and Exchange Commission, or SEC, that apply to companies listed on NASDAQ. The board of directors has determined that Mr. Bylin is an "audit committee financial expert" as defined by SEC regulations. This designation is a disclosure requirement of the SEC and does not impose upon Mr. Bylin any duties, obligations, or liabilities greater than that which would otherwise be imposed by virtue of his membership on the board or the audit committee. In addition, this designation does not affect the duties, obligations, or liabilities of any other director or audit committee member. The board of directors has determined that each audit committee member has sufficient knowledge in reading and understanding financial statements to serve on the audit committee.

  Nominating and Governance Committee

        Our board of directors established the nominating and governance committee in May 2006. The charter of the nominating and governance committee is available on Occam's website at www.occamnetworks.com/company/IR/corp_gov. The nominating and governance committee consists of directors Steven M. Krausz and Kenneth R. Cole. Mr. Cole serves as the chairman of the nominating and governance committee. Each of these directors satisfies the independence requirements of the NASDAQ Global Market. The nominating and governance committee is primarily responsible for assisting the board of directors in identifying prospective director nominees and recommending director nominees for each annual meeting of stockholders. In addition, the nominating and governance committee is responsible for developing and recommending governance principles applicable to Occam. Because the committee was only formed in fiscal 2006 and director nominations had already been determined for purposes of our 2006 annual meeting of stockholders, our nominating and governance committee did not meet in fiscal 2006.

        Our nominating and governance committee will consider both recommendations and nominations for candidates to our board of directors from stockholders holding our securities continuously from the time of nomination to the time of election to the board of directors. Nominations by stockholders must be in writing and received by our corporate secretary at Occam Networks, Inc., 6868 Cortona Drive, Santa Barbara, California 93117 not less than one hundred twenty (120) days prior to any meeting of stockholders called for the election of directors. Such notification must meet the requirements set forth in our bylaws, a copy of which is available upon written request to our corporate secretary at the address provided above or on our website. These requirements provide that the notification must contain the written consent of each proposed nominee to serve as a director if so elected and the following information as to each proposed nominee and to each person who makes such nomination: (i) the name, age, residence, address and business address of each proposed nominee and each person making such nomination; (ii) the principal occupation or employment, the name, type of business and address of the corporation or other organization in which such employment is carried on of each proposed nominee and each person making such nomination; (iii) the amount of our stock owned beneficially, either directly or indirectly, by each proposed nominee and each person making such nomination; (iv) a description of any arrangement or understanding of each proposed nominee and of each person making such nomination regarding future employment or any future transaction to which we will or may be a party; and (v) any other information relating to such nomination or candidacy that is, or may in the future be required to be, disclosed in solicitations of proxies for the election of directors, in each case pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

        Our nominating and governance committee currently uses the following procedures to identify and evaluate the individuals that it selects as director nominees: (i) the committee reviews the qualifications of any candidates who have been properly recommended or nominated by the stockholders, as well as those candidates who have been identified by management, individual members of the board or, if engaged by the committee in its discretion, a search firm; (ii) the committee considers the suitability of each candidate, including the current members of the board of directors, in light of the current size and composition of the board of directors; (iii) in evaluating the suitability of the candidates, the committee considers relevant factors, including, among other things, issues of character, judgment, independence, expertise, diversity of experience, length of service, other commitments and the like; and (iv) after such review and consideration, the committee selects the slate of director nominees, either at a meeting of the committee at which a quorum is present or by unanimous written consent of the committee. Except as may be required by rules promulgated by the SEC, it is the current position of the committee that there are no specific qualifications that must be met by any candidate for the board, nor are there specific qualities or skills that are necessary for any candidate for the board to possess. These procedures may be modified at any time as may be determined by the committee.

  Compensation Committee

        Our compensation committee is primarily responsible for reviewing and approving our general compensation policies and establishing compensation levels for our executive officers. The compensation committee and our board have concurrent authority to administer our equity compensation plans, including the 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan. In May 2006, the board adopted a new charter for the compensation committee. The amended and restated charter is available on Occam's website at www.occamnetworks.com/company/IR/corp_gov. Our compensation committee held one (1) formal meeting in fiscal 2006.

        Until May 17, 2006, our compensation committee consisted of directors Steven M. Krausz and Thomas E. Pardun. In May 2006, the compensation committee was reconstituted to consist of directors Robert B. Abbott, Steven M. Krausz and Thomas E. Pardun. Mr. Krausz serves as the chairman of the compensation committee. Each member of our compensation committee satisfies the independence requirements of the NASDAQ Global Market.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        Overview

        The compensation committee of our board of directors is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The committee seeks to ensure that the total compensation paid to the executive officers is fair and reasonable. Currently, we have seven (7) executive officers. Details of our 2006 fiscal year compensation for our chief executive officer, chief financial officer and the three other most highly compensated executive officers, which we refer to as the Named Executive Officers, can be found in the Summary Compensation Table on page 80 of this Form 10-K. The types of compensation and benefits provided to our Named Executive Officers are similar to those provided to our other executive officers and employees.

        This section describes our compensation program for our executive officers. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our stockholders, and we explain how executive compensation is determined.

        In fiscal 2006, our compensation committee held one (1) formal meeting. However, the compensation committee and the other members of the board held additional informal meetings during the executive session of regularly scheduled board meetings. Mr. Howard-Anderson, our chief executive officer, was never present when his compensation or performance was discussed.

  Compensation Philosophy and Design

        Historically, our compensation philosophy has been to preserve cash and minimize expenses while rewarding the creation of long-term stockholder value. Our historical compensation philosophy and design have more closely resembled that of a private company than a public company. In addition, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or other forms of non-cash compensation.

        As a result of our history of operating losses, our cash compensation plans have been designed to balance our salary expenses against cash flows and available cash and our need to attract and retain talent. Because budget constraints limited our ability to provide cash compensation, we have typically relied on stock options and other equity incentives to attract executive talent, to provide long-term variable incentives and to retain key members of management. We believe that stock options provide the best alignment between executive compensation and stockholder returns because they clearly link executive compensation with the creation of stockholder value. Therefore, stock options have comprised the largest component of our variable executive compensation. With the exception of the commission plan for our vice president of sales and certain limited discretionary bonuses, our executive compensation packages have not included a variable cash compensation element.

        At the beginning of each year, individual performance goals are set for each executive officer and corporate goals are outlined in an internal operating plan. Our compensation committee's philosophy is that a substantial portion of an executive officer's compensation should be performance-based, which has been implemented principally in the form of equity incentives although sales personnel, including our vice president of sales, participate in variable cash commission plans. We expect to continue to use options or other equity incentive awards as a significant component of compensation so that our executive officers' compensation is performance based (i.e., related to creation of stockholder value) and at risk. By holding each executive officer accountable for the achievement of these goals, we believe this provides meaningful performance incentives by linking a substantial portion of our executive officers' pay to corporate performance.

        In 2006, we re-listed on the NASDAQ Global Market and completed a follow-on public offering that expanded and diversified our investor base and increased our public profile. Accordingly, we expect to review our compensation plans in the near term and make adjustments to our compensation philosophy as the compensation committee deems necessary to reflect our status as a public company and to attract and retain requisite executive talent. In that regard, our compensation committee, which under its charter has the authority to retain its own independent advisors, intends to engage an independent compensation consultant to assist in this process.

        Objectives of Our Compensation Program for Executive Officers

        The fundamental objective of our executive compensation and benefits program is to maximize stockholder value over time. The following principles guide our compensation decisions:

  •
  we seek to maintain compensation programs across our employee population that are fair, objective and consistent;

  •
  we seek to directly and substantially link compensation to corporate and individual performance; and

  •
  we seek to link long-term stockholder and executive interests through the grant of equity awards to our executive officers.

        As noted above, our compensation decisions to date have been based largely on our budget and operating results and on our need to preserve cash. In 2006, in light of our relisting on NASDAQ, our compensation committee began to investigate, but has not yet drawn any conclusions with respect to, our compensation practices relative to comparable peer companies. We identified these peer companies based on revenues, operating results, and market capitalization, and they are identified under the section captioned "Benchmarking" below. Our compensation committee expects that future compensation decisions will be based increasingly on analysis of data from comparable companies as well as the input of an outside compensation consultant.

        Role of Our Compensation Committee

        Our compensation committee determines compensation for all of our executive officers. The compensation committee operates under a written charter adopted by the board which established the duties and authority of the compensation committee. Our compensation committee's charter is available at http://www.occamnetworks.com/company/IR/corp_gov.index.cfm.

        The fundamental responsibilities of our compensation committee are:

  •
  to provide oversight of our compensation policies, plans and benefit programs including reviewing and making recommendations to our board regarding compensation plans, as well as general compensation goals and guidelines for our executive officers and the board;

  •
  to review and determine all compensation arrangements for our executive officers (including our chief executive officer) and to allocate total compensation among the various components of executive pay;

  •
  to review and approve all equity compensation awards to our executive officers (including our chief executive officer); and

  •
  to oversee and direct our equity compensation plans, including the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

        In determining each executive officer's compensation, our compensation committee reviews our corporate financial performance and financial condition and assesses the performance of the individual executive officers. Our compensation committee also considers the chief executive officer's recommendations on compensation for other executive officers and consults with the board of directors.

        The ability of committee members to judge performance effectively is enhanced by their exposure to our operations as members of our board of directors. The board participates in regular updates on our business priorities, strategies and results. As a result, the board has frequent interaction with and open access to our executive officers. We believe this gives the compensation committee members considerable opportunity to ask questions and assess the performance of our executive officers.

        Composition of Our Compensation Committee

        Our compensation committee is appointed by our board, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code, "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act, and independent directors under the rules of the NASDAQ Global Market. Our compensation committee is comprised of Steven M. Krausz, Robert B. Abbott and Thomas E. Pardun and is chaired by Mr. Krausz. Our compensation committee reviews and makes recommendations to our board and, subject to the approval of our board, is responsible for establishing the executive compensation packages offered to our Named Executive Officers and all of our other executive officers.

        Role of Executive Officers in Compensation Decisions

        In determining each executive officer's compensation, the compensation committee reviews our operating results and financial condition and assesses the performance of each executive officer. The compensation committee also receives from our chief executive officer a performance review of each executive officer, including his recommendations on compensation for the other executive officers. In its deliberations on executive compensation, other than with respect to the chief executive officer, our compensation committee takes into consideration the conclusions reached by the chief executive officer and his recommendations based on these performance reviews, including his recommendations with respect to salary adjustments and annual award amounts. The compensation committee exercises its discretion in modifying or accepting any recommended adjustments or awards for each executive officer. The compensation committee also reviews the chief executive officer's performance and confers with the full board. The compensation committee then makes all final compensation decisions for executive officers and approves any equity incentive awards to all of our executive officers.

        Elements of Executive Compensation

        Our compensation program consists of the following elements:

  •
  near-term compensation paid in cash, consisting of base salary and discretionary bonuses;

  •
  long-term compensation awarded in equity, consisting of equity-based incentives such as stock options;

  •
  benefits; and

  •
  with respect to certain officers, change of control protection with respect to unvested stock option awards.

        In recent periods, our compensation committee has approved payment of modest discretionary bonuses for executive officers based on corporate financial performance. We expect the compensation committee to consider and evaluate in the future its policies concerning cash-based performance compensation.

        None of our executive officers is currently entitled under their terms of employment to any cash severance or similar benefits in connection with a termination of employment or change of control.

        Currently all of our cash compensation is paid out within one year. We do not have any deferred compensation cash plans. Our equity-based incentives are long-term incentives that are based on the parameters described below under "Equity-Based Incentives."

        Allocation of Compensation Among Principal Elements

        Our compensation committee determines which elements to use and sets the levels of executive compensation. The committee reviews certain information and makes executive compensation decisions on an annual basis, typically during the first quarter of the new fiscal year. From time to time, off-cycle changes are made to an individual executive officer's compensation as the result of an increase in job responsibility or for purposes of retention. In connection with the annual review process, executive officers are responsible for establishing and submitting for review to the chief executive officer (and in the case of the chief executive officer, directly to the compensation committee) their individual goals and financial objectives, where applicable, for the then current fiscal year. The chief executive officer then compiles the information submitted and provides it, along with information related to his own individual goals and objectives, to the compensation committee for review. The chief executive officer, as the person to whom our other executive officers report, is responsible for evaluating individual officers' contributions to corporate goals and objectives as well as their performance relative to individual objectives.

        In determining the compensation of our executive officers in fiscal 2006, the compensation committee considered the operating budget of the Company, the committee's assessment of Occam's corporate financial performance and financial condition and the committee's assessment of each individual executive officer's performance in conjunction with the employee performance reviews by Mr. Howard-Anderson, the chief executive officer.

        For fiscal 2006, Mr. Howard-Anderson reviewed each executive officer's performance with the compensation committee and made recommendations to the committee with respect to adjustments to be made to the base salary, if any. Based in part on these recommendations from our chief executive officer and other considerations set forth in this discussion, the compensation committee approved the base salary package of our executive officers, other than our chief executive officer. We expect the compensation committee to continue to rely significantly on the recommendations of our chief executive officer with respect to compensation decisions for executive officers reporting to him, because the compensation committee believes management's input is critical to properly evaluating individual executive performance.

        During the 2006 annual review process, the committee also considered each executive officer's equity incentive position, including the extent to which each executive officer was vested or unvested. In addition, when setting each element of compensation, the compensation committee considered the realized and unrealized value from prior stock option awards and stock grants and in-the-money value of vested and unvested stock options for each individual. Our executive officer compensation levels typically do not vary significantly by function. The committee also considered each individual executive officer's equity positions relative to each other and the equity incentive we would expect to offer a newly hired officer in the same position.

        Historically, our practice has been to provide equity incentive grants, typically in the form of stock options, to our executive officers annually. The compensation committee reserves the right to award bonuses and has awarded both stock and cash bonuses in prior years. In fiscal 2006, the compensation package of our vice president of sales also included a variable commission component that was based on our revenue and order performance.

        The compensation committee's determination of the appropriate use and weight of each element of executive compensation is subjective, based on the compensation committee's view of the relative importance of each component in meeting our overall objectives and factors relevant to the individual executive officer.

        We believe our combination of near-term and long-term compensation strikes an appropriate balance between steady pay and highly leveraged performance-based rewards that promote our stockholders' interests. The compensation committee's choice of the allocation of total compensation for our executive officers across the different elements of compensation reflect consideration of our stockholders' interests in paying what is required, but not significantly more than necessary, to achieve our corporate objectives. We believe that, given the industry in which we operate and the geographic region in which we are located, cash and equity compensation at these percentage levels or higher are generally necessary to retain our existing executive officers and to hire new executive officers, when and as required.

        The specifics of each element are as follows:

        Base Salary

        Historically, we have paid base salaries that we believe are below the market median for officers performing comparable jobs at comparable public companies. Based on a compensation survey that we obtained from Culpepper and Associates, Inc. and comparable public company data we reviewed in 2007, we believe base salary ranges for our Named Executive Officers are approximately within the middle of the range for private companies and at the low end of the range for public companies. This compensation range reflects the fact that we were until recently, effectively operating as a venture-capital-funded private company, and we were managing our cash and expenses in line with our objective to become profitable before exhausting our cash reserves.

        Every year, the compensation committee considers executive compensation as part of its performance review process. Increases are considered within the context of our overall merit increase budget before consideration is given more specific individual and competitive factors. We do not apply specific formulas to determine increases to the base salaries of our Named Executive Officers including the chief executive officer. During the 2006 annual compensation review, the compensation committee increased the annual salary for Robert L. Howard-Anderson, our president and chief executive officer, by 7.5% from $200,000 to $215,000. The compensation committee determined this increase was appropriate in light of positive developments in the Company's business during 2005, including the generation of operating income in the fourth quarter. During 2006, the compensation committee increased the base salaries for the remaining executive officers by amounts ranging between 4% and 8%, based on the recommendations of the chief executive officer and the compensation committee's view of relative performance. During 2006, base salaries were set for the other Named Executive Officers as follows: Greg Dion, vice president of operations, $187,200; Chris Farrell, chief financial officer, $178,500; David Mason, vice president of engineering, $185,500; Mark Rumer, chief technology officer, $178,500; and Russ Sharer, vice president of marketing, $183,600. In September 2006, the Company hired Nathan Harrell to serve as vice president of sales, rounding out the Company's executive team. Previously, Mr. Sharer had served dual roles as vice president of sales and marketing. The compensation committee approved a base salary for Mr. Harrell of $175,000.

        Equity-Based Incentives

        We grant equity-based incentives to employees, including our executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines. At present, our long-term compensation consists solely of stock options. Our compensation committee grants options to all of our executive officers to enable them to participate in any long-term appreciation in our stockholder value. Additionally, stock options provide a means of enhancing the retention of our executive officers because the options typically vest over a four-year period.

        We typically grant options following an executive officer's start date and as part of the annual review cycle. The initial option grant to each executive officer is principally based on the prevailing range of our other executives with consideration given to the nature of the job and the individual's experience. Our historical ownership targets were based on the number of options by position as a percentage of the total options and common shares outstanding. This percentage has been diluted over time as we received several rounds of financing to sustain our operations before reaching operational profitability. We believe our executive ownership as a percentage of total common shares outstanding is relatively low for both public and private companies of our size. Mr. Harrell was the only new executive to join the Company during 2006, and the compensation committee approved an initial grant to him of an option to acquire 50,000 shares of common stock on September 26, 2006. Mr. Harrell's grant was approved at the first meeting of the board after his first date of employment, and the exercise price of the option was equal to the closing price of our common stock in trading on the date the grant was approved.

        As part of the annual review cycle, our chief executive officer and chief financial officer propose an aggregate option pool to be allocated among participating officers and employees and approved, with respect to each individual option grant, by the compensation committee. In setting the size of the proposed aggregate option award pool, the chief executive officer and the chief financial officer take into consideration the impact of the size of the pool on share dilution, employee motivation, employee retention and accounting charges. The pool does not include an allocation for the chief executive officer. The proposal includes a division of the award pool by employee. The compensation committee reviews and discusses the award pool and approves the final option grants, if any, for each individual executive officer as well as the pool to be distributed amongst other employees. The compensation committee also determines the size of the option grant, if any, to be granted to our chief executive officer.

        It has been our practice to grant additional annual option grants to employees, including our executive officers, when an individual has become substantially vested and the board of directors or compensation committee believe additional unvested equity incentives are appropriate as a retention incentive. In making its determination concerning additional option grants, the compensation committee will also consider, among other factors, individual performance and the size and terms of the individual's outstanding equity grants.

        In 2006, the full board considered employee and officer option grants at a board meeting held on April 27, 2006. The full board also took into consideration, the number of in-the-money stock options which were vested for each individual. Next, the board reviewed the aggregate equity incentives that were vested versus unvested. Lastly, the board assessed each executive officer's performance. Upon completion of its analysis, at the April 27, 2006 board meeting, the board approved option grants for all executive officers as described in the table captioned "Grants of Plan-Based Awards" on page 81 of this Form 10-K. The board elected to defer finalizing an option award for our chief executive officer, and at a meeting held on June 9, 2006, approved the grant to Mr. Howard-Anderson of an option to acquire 40,000 shares of common stock.

        Our board adopted our 2006 Equity Incentive Plan, or 2006 Plan, in May 2006, and our stockholders approved the 2006 Plan on August 14, 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and the employees of our parent and subsidiary corporations, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants, and the employees and consultants of our parent and subsidiary corporations. Although the board has delegated to the compensation committee the authority to serve as administrator of the 2006 Plan, the board reserves the right to approve the grant of incentive awards under the 2006 Plan.

        Until 2006, the compensation committee did not have any specific policy regarding the timing of stock option grants. In December 2006, the compensation committee and board approved a stock option grant policy outlining our procedures and guidelines for approving stock options. The stock option grant policy specifies that all offer letters to any employee who will become an executive officer, including the terms of any award, shall be approved by the compensation committee and upon acceptance and commencement of employment, the compensation committee will formally approve the option grant. In no event shall any stock options or other equity-incentive awards be granted to executive officers pursuant to an action by unanimous written consent.

        The meeting date of the board or compensation committee shall be the grant date of any award under the 2006 Plan approved by the board or compensation committee. However, the compensation committee will not authorize a grant of stock options or other equity incentive awards to executive officers with a grant date occurring during a quarterly "quiet or blackout period." If stock options or other equity incentive awards for executive officers are authorized by the compensation committee during a quarterly "quiet or blackout period," the committee will identify a future date as the grant date of the award, and will identify the closing sales price of the stock as reported by NASDAQ on the grant date as the fair market value of the award.

  Discretionary Bonuses

        We have not adopted any formal cash bonus plans. At the compensation committee's discretion, however, we have approved performance bonuses based on the achievement of financial milestones and individual performance objectives. In 2005 and 2006, except with respect to Mr. Sharer, who participated in our variable commission plan, we awarded executives discretionary cash bonuses equal to approximately 1% of salary. For purposes of determining the size of these bonuses, our board of directors established a $100,000 bonus pool and allocated the bonuses among participating employees (including non-executive officers) based on relative base salaries. All our employees, other than employees participating in a variable compensation plan, such as a commission plan, received discretionary bonuses. The amounts of the bonuses paid to the Named Executive Officers were less than $3,000 for each executive officer and are set forth on the Summary Compensation Table on page 80 of this Form 10-K. The larger bonus shown for Mr. Rumer on the Summary Compensation Table was attributable to $10,000 of patent bonuses in fiscal 2006.

        In 2005, we issued 15,000 shares of our common stock to our chief executive officer with a value on the grant date of $165,000, based on the closing market price. The compensation committee approved the award as a bonus for the Company's improved financial performance. At that time, the

Company was substantially cash constrained, was still dependent on financing from our venture capital investors, and did not have sufficient cash to pay substantial cash bonus awards.

  Benefits

        We provide the following benefits to our executive officers generally on the same basis as the benefits provided to all of our employees:

  •
  health, vision and dental insurance;

  •
  life insurance;

  •
  short and long-term disability; and

  •
  401(k).

        We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

  Change in control arrangements

        As noted under the caption "Employment Contracts and Change in Control Arrangements" on page 83, we have agreed to provide Mr. Howard-Anderson, our chief executive officer, and Mr. Farrell, our chief financial officer, change of control protection in the form of accelerated vesting if we are acquired in certain transactions. Because Mr. Howard-Anderson's protection applied only to his initial stock option grant, which became fully vested in 2006, none of Mr. Howard-Anderson's unvested equity incentives are currently subject to any acceleration protection on a change of control. We have not agreed to provide any of our executive officers, including Mr. Howard-Anderson and Mr. Farrell, any cash based severance in connection with any termination of employment, including as a result of a change in control.

        The change of control provisions in our employment agreements with these two named executive officers are designed to address the potentially negative consequences of mergers and acquisitions to such officers. Frequent mergers and acquisitions, as illustrated by the merger of Alcatel with Lucent Technologies, Inc. and the acquisition of Advanced Fibre Communications, Inc. by Tellabs Inc., characterize the telecommunications equipment industry. In certain scenarios, a merger or acquisition may be in the best interests of our stockholders but may adversely affect the continued employment of certain executive officers. Accordingly, our agreements with Mr. Howard-Anderson and Mr. Farrell provide for the accelerated vesting of any options not yet vested if the executive is terminated as a result of a change of control transaction. However, as noted above, the option to purchase shares of our common stock which was granted to Mr. Howard-Anderson pursuant to his current employment agreement is fully vested at the present time. It is expected that we will enter into an amended or new employment agreement with Mr. Howard-Anderson which will address the acceleration of either a new option grant or the acceleration of his current options in the event of a change of control. The purpose of such employment agreements is to promote the ability of our senior executives to act in the best interests of our stockholders even if they were terminated as a result of a transaction.

  Variable Commission

        Our current vice president of sales receives a variable cash commission based on the achievement of annual revenue and bookings targets. At target, his variable commission payment is equal to his base salary of $175,000. The equal division of cash compensation between base salary and variable commission was designed to stress the importance of meeting our annual revenue targets. As a further incentive to achieve or exceed our revenue and bookings targets, the plan contains accelerators that reward achievement in excess of plan and decelerators for results that are below plan. In 2006,

Mr. Sharer, in his dual role as vice president of sales and marketing, received $43,617 of commissions. Mr. Sharer ceased serving as our vice president of sales in September 2006 and now serves as our vice president of marketing.

  Benchmarking

        Going forward, we expect to utilize survey data and will likely retain the services of an independent compensation consulting firm to assist us in structuring our compensation plans. In 2007, our compensation committee reviewed the elements of our compensation program, with reference to a peer group carefully selected by the board in consultation with management. At this time, however, our compensation committee has only reviewed the compensation practices of these designated peer companies and has not made any compensation determinations based on their analysis. These companies were chosen using the following principles:

  •
  companies that are close industry competitors and peers; and

  •
  telecommunication companies that are similar in size, as measured by revenue and market capitalization.

        Our compensation committee's initial review included the following companies:

  •
  Riverbed Technology, Inc.

  •
  Infinera Corporation

  •
  Aruba Networks

  •
  Starent Networks

  •
  Acme Packets, Inc.

  •
  Internap Network Services Corporation

  •
  Harmonic Inc.

  •
  Limelight Networks, Inc.

  •
  BigBand Networks, Inc.

  •
  Veraz Networks, Inc.

  •
  Bookham, Inc.

  •
  Zhone Technologies, Inc.

  •
  Carrier Access Corporation

  •
  Aware, Inc.

  •
  Azesstel, Inc.

        We believe these companies accurately reflect the business and labor market in which Occam competes although our compensation committee may elect to add or remove companies as it makes its final determinations. It is anticipated that similar peer group data will be used in the future for both compensation benchmarking purposes and for performance comparisons. Our compensation committee generally believes that gathering benchmark information will become an important part of our compensation-related decision-making process.

  Accounting and Tax Considerations

        Section 162(m) of the Code generally denies a deduction to any publicly held corporation for compensation paid in a taxable year to its chief executive officer and four other most highly compensated officers to the extent that the officer's compensation (other than qualified performance-based compensation) exceeds $1 million. In designing our compensation programs, we did not take into consideration the accounting and tax effect that each element will or may have on our executive officers and other employees as a group. However, when setting corporate compensation, we considered the accounting-expense implications of each of our compensation programs, and we manage our compensation expense based on corporate financial objectives. We have given primary consideration to cash-based compensation elements and have given considerably less attention to non-cash, stock-based accounting charges. This approach is consistent with how we manage our business; we do not include stock-based accounting charges in our internal operating plans.

  Compensation Committee Report

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based upon the review and discussions noted above, the compensation committee has recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

        This report is submitted by the compensation committee.

        Steven M. Krausz, Chairman

        Robert B. Abbott

        Thomas E. Pardun

SUMMARY COMPENSATION TABLE

        The following table presents information concerning the total compensation of our chief executive officer, chief financial officer and our three other most highly compensated officers, or our Named Executive Officers, for services rendered to us in all capacities for the fiscal year ended December 31, 2006. None of our Named Executive Officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)(1)	Discretionary Non-Plan Based Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Robert L. Howard-Anderson President, Chief Executive Officer, and Director	2006	$211,250	$2,794	$53,851	$—	$—	$267,895
Christopher B. Farrell Chief Financial Officer and Secretary	2006	$176,375	$2,375	$41,005	$—	$—	$219,755
David C. Mason Vice President of Engineering	2006	$182,875	$2,445	$37,511	$—	$—	$222,831
Mark Rumer Chief Technology Officer	2006	$176,375	$12,375	$31,742	$—	$—	$220,492
Russell J. Sharer Vice President of Marketing	2006	$180,200	$—	$41,192	$43,617	$—	$265,009

(1)
The base salaries for Messrs. Howard-Anderson, Farrell, Mason, Rumer, and Sharer as of December 31, 2006 were $215,000, $178,500, $185,600, $178,500, and $183,500, respectively. For additional information, see the section captioned "base salaries" under Compensation Discussion and Analysis which appears beginning on page 70.

(2)
Beginning on January 1, we began accounting for stock options granted pursuant to the the stock plans under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated condensed statements of operations. Our stock-based compensation expense recognized for stock-option grants under SFAS 123R reflects an estimated forfeiture rate of 15% to 20% in 2006. Also includes grant-date fair value-based compensation expense recognized under SFAS 123(R) under our 2006 employee stock purchase plan as follows: Mr. Howard-Anderson, $1,523; Mr. Farrell, $1,264; Mr. Rumer, $1,264; and Mr. Sharer, $861.

(3)
Mr. Sharer earned $43,617 of commissions under his 2006 variable commission plan while he served as our vice president of sales and marketing. In September 2006, Mr. Sharer became our vice president of marketing.

GRANTS OF PLAN-BASED AWARDS

        The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended December 31, 2006.

								Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Robert L. Howard-Anderson	06/09/06	$—	$—		$—	40,000	$17.00	$52,328
Christopher B. Farrell	04/27/06	$—	$—		$—	19,000	$20.75	$39,741
David C. Mason	04/27/06	$—	$—		$—	15,000	$20.75	$37,511
Mark Rumer	04/27/06	$—	$—		$—	13,000	$20.75	$30,477
Russell J. Sharer	04/27/06	N/A	$94,896	(1)	N/A	20,000	$20.75	$40,331

(1)
Represents target commission compensation under the 2006 variable commission plan applicable to sales personnel. Mr. Sharer ceased serving as our vice president of sales and marketing during the third quarter of fiscal 2006, when he became our vice president of marketing. After the change in Mr. Sharer's title and responsibilities, he was no longer eligible to receive payments under our variable commission plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table presents certain information concerning equity awards held by our Named Executive Officers at the end of the fiscal year ended December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Robert L. Howard-Anderson President, Chief Executive Officer, and Director	67,813 1,875 — 81,480	10,937 — 40,000 —	(2)	— — — —	$ $ $ $	4.20 5.00 17.00 3.60	7/10/2013 11/18/2013 6/9/2016 2/14/2012

Christopher B. Farrell Chief Financial Officer and Secretary	9,376 10,157 —	15,624 27,343 19,000	(3) (4)	— — —	$ $ $	14.60 10.80 20.75	7/14/2015 11/2/2015 4/27/2016

David C. Mason Vice President of Engineering	52,000 19,282 —	10,500 19,281 15,000	(5) (6)	— — —	$ $ $	4.60 4.20 20.75	7/15/2014 1/18/2015 4/27/2016

Mark Rumer Chief Technology Officer	1,270 21,354 28,673 — 17,824	— 3,646 28,671 13,000 —	(2) (6)	— — — — —	$ $ $ $ $	2.60 4.20 4.20 20.75 3.60	10/18/2012 7/10/2013 1/18/2015 4/27/2016 11/9/2011

Russell J. Sharer Vice President of Marketing	1,020 22,892 1,538 25,253 — 13,750 2,037 9,615 1,528	— 3,646 — 25,252 20,000 — — — —	(2) (6)	— — — — — — — — —	$ $ $ $ $ $ $ $ $	2.60 4.20 5.00 4.20 20.75 2.00 3.60 3.60 3.60	10/18/2012 7/10/2013 11/18/2013 1/18/2015 4/27/2016 8/30/2010 9/5/2011 11/9/2011 2/14/2012

(1)
All options were granted pursuant to the 2000 Stock Plan. Stock options vest at a rate of 25% of the total number of shares subject to the option on the first anniversary of the date of grant with 1/48th of the total number of shares subject to the option vesting monthly thereafter.

(2)
25% of the shares subject to this option vested on 7/10/2004 with 1/48th vesting monthly thereafter for full vesting on 7/10/2007.

(3)
25% of the shares subject to this option vested on 7/14/2006 with 1/48th vesting monthly thereafter for full vesting on 7/14/2009.

(4)
25% of the shares subject to this option vested on 11/2/2006 with 1/48th vesting monthly thereafter for full vesting on 11/2/2009.

(5)
25% of the shares subject to this option vested on 7/15/2005 with 1/48th vesting monthly thereafter for full vesting on 7/15/2008.

(6)
25% of the shares subject to this option vested on 1/18/2006 with 1/48th vesting monthly thereafter for full vesting on 1/18/2009.

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

        The following table presents certain information concerning the exercise of options by each of the Named Executive Officers during the fiscal year ended December 31, 2006, as well as information regarding stock awards that vested during the fiscal year.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert L. Howard-Anderson	—	—	—	—
Christopher B. Farrell	—	—	—	—
David C. Mason	1,750	$19,950	—	—
Mark Rumer	—	—	—	—
Russell J. Sharer	—	—	—	—

(1)
Value realized represents the fair market value of the underlying securities at the time of exercise less the exercise price of the options.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

        Robert L. Howard-Anderson, our president and chief executive officer, is a party to an employment agreement with Occam CA, which became effective as of February 14, 2002 when he joined Occam CA as senior vice president of product operations. In connection with his employment agreement, Mr. Howard-Anderson was granted an option to purchase 81,479 shares of our common stock at an exercise price of $3.60 per share. One-fourth of the shares subject to the option vested one year after the commencement of his employment and the remainder vested in equal installments each month thereafter so that the option became fully vested and exercisable during 2006. Under the terms of Mr. Howard-Anderson's employment agreement, if Mr. Howard-Anderson had been involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we did not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on any unvested portion of the option to purchase 81,479 shares of our common stock would have accelerated and vested to the extent of an additional 25% of the number of shares originally granted. Because the acceleration benefit applied only to Mr. Howard-Anderson's initial option grant, which is now fully vested, this provision has no further effect.

        As part of the terms of employment of Christopher B. Farrell, our chief financial officer, we have agreed that if Mr. Farrell is involuntarily terminated within twelve months following an acquisition of over 50% of our then-outstanding voting securities or a merger or consolidation in which we do not own more than 50% of the surviving entity, or through a sale or disposition of all or substantially all of our assets, vesting on the unvested portion of all options to purchase our common stock held by Mr. Farrell will accelerate and vest to the extent of an additional 20% of the number of shares subject to any options then held by Mr. Farrell. As of September 30, 2007, Mr. Farrell held options to purchase an aggregate of 81,500 shares of our common stock at a weighted average exercise price of $14.29. As of September 30, 2007, 19,533 of the shares subject to such options were vested.

        Based on our agreement with Mr. Farrell, if a change of control and an involuntary termination had occurred on December 31, 2006, our chief financial officer would have vested in 16,300 additional shares of our common stock under all then-outstanding options held by him. The value of this additional vesting would have been equal to the following:

Named Executive	Equity Acceleration
Mr. Farrell	$52,250

        Our compensation committee, as the plan administrator of our equity incentive plans, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by our executive officers in connection with a change of control, termination, or otherwise in the discretion of the compensation committee.

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

DIRECTOR COMPENSATION

        We currently compensate directors in cash for their service as members of our board, in addition to reimbursing directors for all reasonable expenses incurred by them in attending board and committee meetings. We currently compensate our directors $4,000 per quarter for service on the board, $1,000 for each meeting they attend and $250 for each telephone meeting. Additionally, members of each of the audit committee and compensation committee are compensated $1,000 for each committee meeting they attend.

        In fiscal 2006, non-employee directors were eligible to receive option grants under the Automatic Option Grant Program in effect under our amended and restated 2000 Stock Incentive Plan. Under such program, each individual who first joined our board as a non-employee director received, at the time of such initial election or appointment, an automatic option grant to purchase 750 shares of our common stock, provided such person had not previously been in our employ. In addition, on the date of each annual stockholders meeting, each individual who was to continue to serve as a non-employee board member, whether or not such individual was standing for reelection at that particular annual meeting, was granted an option to purchase 250 shares of common stock, provided such individual had served as a non-employee board member for at least six (6) months. Directors who were also employees were eligible to receive options and be issued shares of common stock directly under our amended and restated 2000 Stock Incentive Plan. In fiscal 2006 we granted options to certain of our directors under the Discretionary Option Grant Program under the amended and restated 2000 Stock Incentive Plan. In connection with their receipt of such options, all such directors who were serving as non-employee directors at the time of the 2006 annual meeting waived their right to receive the automatic option grant to purchase 250 shares that they were otherwise entitled to receive at the 2006 annual meeting, and with respect to Brian H. Strom, he waived the automatic option grant to purchase 750 shares that he was otherwise entitled to receive upon becoming a member of our board in May 2006.

        Each grant under the Automatic Option Grant Program or the amended and restated 2000 Stock Incentive Plan had an exercise price per share not less than the fair market value per share of our common stock on the grant date, and had a maximum term of ten (10) years, subject to earlier termination if such individual ceases to serve as a member of our board of directors.

        In May 2006, our board approved the 2006 Equity Incentive Plan, which replaced our 2000 Stock Incentive Plan. In August 2006, the stockholders approved the 2006 Equity Incentive Plan. New option grants to our directors are now made under the 2006 Equity Incentive Plan. Under the 2006 Equity Incentive Plan, each non-employee director who is not the beneficial owner of more than 5% of

Occam's outstanding capital stock (a "non-owner director") will be automatically granted an option to purchase 16,250 shares of our common stock upon the date on which such individual becomes a director, provided such individual has not previously been in our employ. In addition, beginning in fiscal 2007, at each of our annual stockholders meetings, each director who was a non-owner director on the date of the prior year's annual meeting will be automatically granted an option to purchase 5,000 shares of our common stock. Directors who are also employees are eligible to receive options and be issued shares of common stock directly under the 2006 Equity Incentive Plan.

        Each grant to our directors under the 2006 Equity Incentive Plan will have an exercise price per share not less than the fair market value per share of our common stock on the grant date, and will have a maximum term of ten (10) years, subject to earlier termination if the individual ceases to serve as a member of our board of directors.

        The following table sets forth information concerning compensation paid or accrued for services rendered to us in all capacities by the members of our board for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Steven M. Krausz Chairman of the Board	$—	$—		$—	$—
Robert B. Abbott Director	$—	$—		$—	$—
Robert E. Bylin Director	$26,750	$9,659	(2)	$—	$36,409
Thomas E. Pardun Director	$24,750	$9,659	(2)	$—	$34,409
Kenneth R. Cole Director	$26,250	$9,659	(2)	$—	$35,909
Brian H. Strom Director	$16,978	$26,425	(3)	$—	$43,403

(1)
Beginning on January 1, 2006 we began accounting for stock options granted pursuant to the stock plans, under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated condensed statements of operations. The Company's stock-based compensation expense recognized for stock-option grants under SFAS 123R reflects an estimated forfeiture rate of 15% to 20% in 2006.

(2)
Granted on April 27, 2006.

(3)
Granted on May 17, 2006.

        The aggregate number of shares subject to stock awards and stock options outstanding at December 31, 2006 for each director is as follows:

Name	Aggregate Number of Stock Awards Outstanding as December 31, 2006 (#)	Aggregate Number of Option Awards Outstanding as December 31, 2006 (#)
Steven M. Krausz, Chairman of the Board	—	1,750
Robert B. Abbott, Director	—	1,250
Robert E. Bylin, Director	—	16,875
Thomas E. Pardun, Director	—	16,875
Kenneth R. Cole, Director	—	16,875
Brian H. Strom, Director	—	16,250

Compensation Committee Interlocks and Insider Participation

        Our compensation committee is responsible for determining salaries, incentives, and other forms of compensation for directors, officers, and other employees of Occam. Until May 17, 2006, our compensation committee consisted of directors Steven M. Krausz and Thomas E. Pardun, neither of whom was an officer or employee of Occam during fiscal 2005. In May 2006, the compensation committee was reconstituted to consist of directors Robert B. Abbott, Steven M. Krausz and Thomas E. Pardun, none of whom was an officer or employee of Occam during fiscal 2006. No current executive officer of Occam has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board or compensation committee.

Legal Proceedings

        Our chief executive officer, our chief financial officer, and certain of our former directors and one of our current directors have been named as co-defendants in legal proceedings against us. See "Related Party Transactions" below for information regarding the specific legal proceedings and our obligation to indemnify them.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2007 by:

  •
  each stockholder known by us to beneficially own more than 5% of our outstanding shares of common stock;

  •
  each of our directors;

  •
  each of the Named Executive Officers named in the "Summary Compensation Table" on page 80; and

  •
  all of our directors and executive officers as a group.

        Unless otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to applicable common property laws.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Number of Shares Underlying Options(1)	Total Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% or Greater Stockholders:
U.S. Venture Partners 2735 Sand Hill Road Menlo Park, CA 94025	3,472,977	(2)	—	3,472,977	17.6%
Norwest Venture Partners 525 University Avenue, Suite 800 Palo Alto, CA 94301	2,004,145	(3)	—	2,004,145	10.1%
Current Directors and Named Executive Officers:
Robert L. Howard-Anderson	1,302		176,262	177,574	0.9%
Christopher B. Farrell	656		38,604	39,260	*
Mark Rumer	144,616		91,054	235,670	1.2%
David C. Mason	—		78,583	78,583	*
Russell J. Sharer	450		95,677	96,127	*
Steven M. Krausz	3,472,977	(4)	1,750	3,474,727	17.6%
Robert B. Abbott	2,004,145	(5)	1,250	2,005,395	10.1%
Robert E. Bylin	9,387		11,239	20,626	*
Thomas E. Pardun	9,387		11,239	20,626	*
Kenneth R. Cole	8,679		10,771	19,450	*
Brian H. Strom	—		6,094	6,094	*
All current directors and executive officers as a group (12 persons)	5,653,533		579,659	6,233,192	31.5%

*
Represents less than 1% of the total shares

(1)
Based on outstanding shares of common stock as of September 30, 2007, and includes options and warrants to acquire shares of common stock held by the named individual or entity, and all executive officers as a group, that were exercisable within 60 days after September 30, 2007.

(2)
Includes (a) 325,879 shares held by U.S. Venture Partners V, L.P. ("USVP V"); (b) 18,103 shares held by USVP V International, L.P. ("V Int'l"); (c) 10,137 shares held by 2180 Associates Fund V, L.P. ("2180 V"); (d) 7,965 shares held by USVP V Entrepreneur Partners, L.P. ("EPV"); (e) 2,986,463 shares held by U.S. Venture Partners VII, L.P. ("USVP VII"); (f) 62,216 shares held by 2180 Associates Fund VII, L.P. ("2180 VII"); (g) 31,107 shares held by USVP Entrepreneur Partners VII-A L.P. ("EP VII-A"); and (h) 31,107 shares held by USVP Entrepreneur Partners VII-B L.P. ("EP VII-B").

  Information with respect to the number of shares held by certain entities affiliated with U.S. Venture Partners ("USVP") is based on the Schedule 13D/A filed with the SEC by USVP on February 21, 2007.

(3)
Includes (a) 1,909,493 shares held by Norwest Venture Partners VIII, LP; and (b) 94,652 shares held of record by NVP Entrepreneurs Fund VIII, L.P., a Delaware limited partnership ("NVP-E VIII"), whose general partner is Itasca VC Partners VIII. Information with respect to the number of shares held by the NVP is based on the Form 4 filed with the SEC by NVP on November 14, 2006.

(4)
Includes (a) 325,879 shares held by USVP V; (b) 18,103 shares held by V Int'l; (c) 10,137 shares held by 2180 V; (d) 10,137 shares held by EP V; (e) 2,986,463 shares held by USVP VII; (f) 62,216 shares held by 2180 VII; (g) 31,107 shares held by EP VII-A; and (h) 31,107 shares held by EP VII-B. Mr. Krausz is a managing member of Presidio Management Group V, L.L.C. ("PMG V") and Presidio Management Group VII, L.L.C. ("PMG VII"). PMG V is the general partner of each of USVP V, V Int'l, 2180 V and EP V. PMG VII is the general partner of USVP VII, 2180 VII, EP VII-A and EP VII-B. PMG V or PMG VII may be deemed to share voting and dispositive power over the shares held by each of USVP V, V Int'l, 2180 V, EP V, USVP VII, 2180 VII, EP VII-A and EP VII-B, as the case may be. Accordingly, as the managing member of PMG V and PMG VII, Mr. Krausz may be deemed to share voting and dispositive power over these shares as well. Mr. Krausz disclaims information with respect to the number of shares held by USVP is based on the Schedule 13D/A filed with the SEC by USVP on February 21, 2007.

(5)
Includes (a) 1,909,493 shares held by NVP VIII, LP and (b) 94,652 shares held by NVP Entrepreneurs Fund VIII, L.P. Mr. Abbott is a general partner of NVP and may be deemed to beneficially own the shares held by NVP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Related Person Transactions

        Our board of directors and audit committee have adopted a written policy requiring audit committee approval of transactions that may be deemed "related person transactions" under the rules of the Securities and Exchange Commission. Generally, a "related person transaction" is a transaction between Occam and a "related person" in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, a "related person" is a director, officer, or greater than 5% beneficial owner of our stock and their immediate family members.

Employment and Indemnification Agreements

        We entered into employment agreements with our chief executive officer and our chief financial officer as described under the caption "Employment Contracts and Change in Control Arrangements," under "Executive Compensation and Related Information" in this Form 10-K.

        In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify each such director and officer against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as our director or officer (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. We also provide director and officer liability insurance to our directors and officers at our expense.

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us, our chief executive officer, and our chief financial officer. A consolidated complaint has not yet been filed. The pre-consolidation complaint alleged that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 under the Exchange Act by reporting false or misleading revenue from May 2, 2006 through April 17, 2007. This consolidated action is in the preliminary stages. We cannot predict the claims, allegations, class period, or defendants that ultimately will be included in this consolidated complaint. Under Delaware law, our bylaws, and indemnification agreements between us and our executive officers and directors, we may have an obligation to indemnify current and former officers and directors in relation to these matters. Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors' and officers' liability policies may seek to rescind or deny coverage with respect to pending investigations or actions in whole or in part or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

        In addition, we have been named as defendants in several class action lawsuits generally referred to as "IPO Allocation" claims relating to our initial public offering in June 2000. Certain of our former officers and directors and one of our current directors, Steven M. Krausz, have been named as co-defendants in these class action lawsuits, and we may be required to indemnify these persons in connection with the lawsuits and our director and officer liability insurance provider may be required to pay damages, awards or settlement amounts on behalf of such current and former directors and officers.

        For additional information about these outstanding legal proceedings, please refer to Part I, Item 3 of this Form 10-K.

Series A-2 Financing

        In October 2003, in light of a substantial need for additional working capital, our board delegated full authority to a special financing committee of the board to structure, negotiate, and conclude, with the assistance of our financial advisor and chief financial officer, an equity financing transaction with existing investors. We had previously sought alternative sources of financing from new investors but had not been successful in obtaining any financing commitments. The special committee was initially comprised of Robert L. Howard-Anderson, who serves as our President and Chief Executive Officer and as a member of our board of directors. In January 2004, Tom Frederick joined our board and was appointed to serve as a member of the special financing committee. Mr. Frederick resigned from the board of directors in September 2004. Directors Robert E. Bylin and Kenneth Cole were appointed to the committee in January 2005.

        In November 2003, the special committee designated a new series of our preferred stock as the Series A-2 preferred stock, and we raised approximately $16.1 million in the initial private placement of Series A-2 preferred stock. The principal investors at the initial closing were investment funds affiliated with U.S. Venture Partners (USVP), Norwest Venture Partners (Norwest), and New Enterprise Associates (NEA). These investors collectively held approximately 64.7% of our outstanding common stock immediately prior to the private placement, and representatives of each of these funds served on our board. We sold the Series A-2 preferred stock at a price of $10.00 per share, and each share was convertible into approximately 2.27273 shares of our common stock at a common-equivalent conversion price of $4.40 (after giving effect to our 1-for-40 reverse stock split effected in March 2006).

        In January and February 2004, the special committee negotiated the terms of an additional investment in the Series A-2 preferred stock by investment funds affiliated with Alta Partners, or Alta. Alta had not previously invested in us. At a closing held in March 2004, Alta invested $4.0 million in our Series A-2 preferred stock financing at the same price per share and with substantially similar contractual rights as those established at the initial closing. As a condition to obtaining Alta's investment, however, the special financing committee approved our granting to Alta Partners warrants to acquire up to an additional $3.8 million of Series A-2 preferred stock at an exercise price of $10.00 per share. No other purchasers of Series A-2 preferred stock in the private placement transactions received any warrants, and purchasers in the rights offering we completed in February 2006 did not receive any warrants. The amount of the Alta warrants was subject to reduction based on our ability to raise additional financing. In April 2004, investment funds affiliated with USVP and Norwest purchased additional shares of Series A-2 preferred stock for an aggregate additional investment of $1.5 million. As a result, the amount subject to the Alta warrants automatically decreased to approximately $2.3 million. This amount was subject to further reduction by the amount, if any, that we raised in excess of $1.5 million in connection with the rights offering. To the extent exercisable, Alta was permitted to exercise these warrants during the period beginning after the end of the rights offering and continuing through September 2005. In April 2005, our board approved an amendment of the warrant to permit Alta to exercise it immediately for a total of 226,800 shares of Series A-2 preferred stock. The board approved the amendment because the commencement of the rights offering had been substantially delayed from the anticipated schedule at the time the warrant was issued, because the warrant would otherwise expire in September 2005, and because it was not clear if the rights offering would be concluded before the expiration of the warrant. On April 20, 2005, Alta exercised the warrant in full, acquiring 226,800 shares of Series A-2 preferred stock for aggregate proceeds of $2.3 million.

        Alta was also granted certain board rights and observer rights in connection with its investment. Under these rights, Alta could have required us to nominate a designee of Alta for election to the board in connection with any meeting of stockholders at which directors will be elected and to include the nomination in any stockholder solicitation materials relating to the election. We would then have been required to use our commercially reasonable efforts to cause the election of Alta's designee and to maintain the designee as a director. In addition, Alta could at any time request that the board appoint a designee of Alta to serve as a director. In such event, we agreed to use our commercially reasonable efforts to cause Alta's designee to be appointed to the board and to maintain the status of Alta's designee as a director. If Alta had not designated a director, we agreed to permit one representative of Alta to attend and participate in board meetings in a non-voting observer capacity, subject to our ability to exclude the observer from such meetings under certain circumstances. In 2006, in connection with our relisting in the Nasdaq Global Market and completion of a secondary public offering, Alta agreed to the termination of all board and observer rights.

        From November 2003 through the end of 2004, we raised gross proceeds of approximately $22.2 million through the issuance of our Series A-2 preferred stock. We raised an additional $5.6 million in January 2005 and $4.9 million in March 2005 through additional issuance of Series A-2 preferred stock. In addition, in March 2005, a holder of an outstanding promissory note converted $534,790 of outstanding principal and accrued interest into shares of Series A-2 preferred stock and, as noted above, in April 2005, Alta exercised its warrant to purchase 226,800 shares of Series A-2 preferred stock for $2,268,000.

        On November 6, 2006, pursuant to an action by written consent signed by holders of greater than 66.67% of the outstanding shares of Series A-2 preferred stock of Occam, all outstanding shares of Series A-2 preferred stock of the Company were converted to shares of common stock of the Company. The rate of conversion was one share of Series A-2 preferred stock for 2.2727273 shares of common stock.

        Each of USVP, NEA, and Norwest held in excess of 5% of our outstanding voting stock at the time of the financing, and each continues to hold in excess of 5% of our outstanding common stock and in excess of 5% of our outstanding Series A-2 preferred stock. Affiliates of these investment firms serve or have served on our board. Director Steven M. Krausz is a managing member of the general partner of USVP and director Robert B. Abbott is a general partner of Norwest. Former director Thomas C. McConnell is a former general partner of NEA.

Restricted Stock Grant

        On September 12, 2005, our board, based on the recommendation of our compensation committee, approved a restricted stock grant to Robert Howard-Anderson, our president and chief executive officer. The restricted stock grant consisted of 15,000 shares of our common stock, subject to applicable tax withholding, and is subject to the terms and conditions of our executive officer stock grant program—restricted stock grant agreement. On September 12, 2005, we entered into the restricted stock grant agreement with Mr. Howard-Anderson and issued to him a net of 10,967 shares of our common stock, reflecting a reduction of 4,033 in the number of shares otherwise issuable to Mr. Howard-Anderson to satisfy tax withholding obligations. All of the shares subject to the restricted stock grant were fully vested upon issuance to Mr. Howard-Anderson. The aggregate fair market value of the shares on the date of grant was $165,600, based on the last sale price per share of our common stock on September 12, 2005 of $11.04, as reported by the OTC Bulletin Board.

Statement Regarding Affiliate Transactions

        We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

        The board has undertaken a review of the independence of its members and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board affirmatively determined that Steven Krausz, Robert Abbott, Robert Bylin, Thomas Pardun, Kenneth Cole and Brian Strom are independent of us and our management under the corporate governance standards of the NASDAQ Global Market. It is the practice of our independent directors to meet separately from our chief executive officer after each regularly scheduled meeting of the board.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees billed by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP to the Company for fiscal years 2006 and 2005 for the professional services described below are as follows:

Nature of Service	Fiscal Year 2006	Fiscal Year 2005
Audit Fees(1)	$176,586		$194,611
Audit-Related Fees(2)	$404,057		$118,675
Tax Fees	$—		$2,713
All Other Fees	$—	$

(1)
These are fees for professional services performed by Singer Lewak Greenbaum & Goldstein LLP for reviewing our quarterly financial statements and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
These are fees for services performed by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP in connection with the registration statements (Form S-1) related to our rights offering and our secondary offering. For fiscal 2006, $294,342 of these fees were attributable to Singer Lewak Greenbaum & Goldstein LLP, and $109,715 of these fees were attributable to PricewaterhouseCoopers LLP.

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

    (3)
    Exhibits

        The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to the Exhibit of the same number in the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2003).
4.1
Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).
10.1(2)
1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2
Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to the Exhibit with the same number to the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.4
2006 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318) ).
.5 10
2006 Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318)).
.8 10
Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed September 18, 2006 (File No. 333-134318)).
10.9(2)
Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.10(2)	Occam Networks Inc. 1999 Stock Plan (incoporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).

10.11(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incoporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.12(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incoporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.14(1)
Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.16
Fourth Amended and Restated Investors' Rights Agreement, dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant's Current Report on Form 8-K filed on January 13, 2005).
10.19(1)
Manufacturing License Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005)
10.19.1
Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant's Current Report on Form 8-K filed on May 17, 2005).
.19.2(1) 10
Amendment dated March 31, 2006 to the Manufacturing License Agreement dated March 18, 2005 (as amended on May 6, 2005), with Tellabs Petaluma, Inc. and its Supply Agreement dated March 18, 2005 with Tellabs North America, Inc. (incorporated by reference to the Exhibit with the same number on the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2006).
10.20(1)
Technology License Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
10.20.1
Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant's Current Report on Form 8-K filed on May 17, 2005).
10.21(1)
Supply Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
10.22
Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed in September 14, 2005).
10.23
Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.24
Standard Form Multi-Tenant Lease, dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant's Current Report on Form 8-K filed on March 30, 2006).

10.25(2)
Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.26(2)
Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).
.79 10
Standard Industrial/Commercial Multi-Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
.79.1 10
Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
.1 14
Occam Networks, Inc. Code of Business Conduct and Ethics, as amended December 5, 2006 (incorporated by reference to Exhibit 10.25 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
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

OCCAM NETWORKS, INC.
Dated: October 15, 2007	By:	/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson President, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2007
/s/ CHRISTOPHER B. FARRELL Christopher B. Farrell	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2007
/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	October 15, 2007
/s/ ROBERT E. BYLIN Robert E. Bylin	Director	October 15, 2007
/s/ ROBERT B. ABBOTT Robert B. Abbott	Director	October 15, 2007

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	October 15, 2007
/s/ KENNETH COLE Kenneth Cole	Director	October 15, 2007
/s/ BRIAN STROM Brian Strom	Director	October 15, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to the Exhibit of the same number in the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2003).
4.1
Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).
10.1(2)
1997 Stock Option/Stock Issuance Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2
Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to the Exhibit with the same number to the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.4
2006 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318) ).
.5 10
2006 Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318)).
.8 10
Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed September 18, 2006 (File No. 333-134318)).
10.9(2)
Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard-Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.10(2)	Occam Networks Inc. 1999 Stock Plan (incoporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.11(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incoporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.12(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incoporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.14(1)
Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).

10.16
Fourth Amended and Restated Investors' Rights Agreement, dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant's Current Report on Form 8-K filed on January 13, 2005).
10.19(1)
Manufacturing License Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.67 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005)
10.19.1
Amendment One to Manufacturing License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.73 of the Registrant's Current Report on Form 8-K filed on May 17, 2005).
.19.2(1) 10
Amendment dated March 31, 2006 to the Manufacturing License Agreement dated March 18, 2005 (as amended on May 6, 2005), with Tellabs Petaluma, Inc. and its Supply Agreement dated March 18, 2005 with Tellabs North America, Inc. (incorporated by reference to the Exhibit with the same number on the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2006).
10.20(1)
Technology License Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.69 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
10.20.1
Amendment One to Technology License Agreement dated March 18, 2005 between Tellabs Petaluma, Inc. and the Registrant (incorporated by reference to Exhibit 10.74 of the Registrant's Current Report on Form 8-K filed on May 17, 2005).
10.21(1)
Supply Agreement, dated as of March 18, 2005, by and between the Registrant and Tellabs Petaluma, Inc. (incorporated by reference to Exhibit 10.70 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
10.22
Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed in September 14, 2005).
10.23
Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.24
Standard Form Multi-Tenant Lease, dated July 7, 2005, by and between Mission West Properties, L.P. II and the Registrant (incorporated by reference to Exhibit 10.77 of the Registrant's Current Report on Form 8-K filed on March 30, 2006).
10.25(2)
Form of Director Indemnification Agreement (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.26(2)
Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.54	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).

.79 10
Standard Industrial/Commercial Multi-Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
.79.1 10
Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
.1 14
Occam Networks, Inc. Code of Business Conduct and Ethics, as amended December 5, 2006 (incorporated by reference to Exhibit 10.25 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensation plan/contract.

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and subsidiary
Santa Barbara, California

        We have audited the consolidated balance sheets of Occam Networks, Inc. and subsidiary (collectively, the "Company") as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. and subsidiary as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As described in Note 3 to the consolidated financial statements, the Company's previously issued consolidated financial statements for the years ended December 25, 2005 and December 26, 2004 and related disclosures have been restated for errors in the application of accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California October 15, 2007

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and liquidation preference amounts)

	December 25, 2005	December 31, 2006
	Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,571	$59,219
Restricted cash	3,749	4,378
Accounts receivable, net	9,403	10,736
Inventories, net	7,139	10,435
Prepaid and other current assets	1,684	933

Total current assets	28,546	85,701
Property and equipment, net	1,889	1,766
Other assets	203	291

Total assets	$30,638	$87,758

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,100	$7,687
Accrued expenses	4,859	3,899
Deferred sales	6,129	8,029
Current portion of long-term debt	1,233	—

Total current liabilities	16,321	19,615
Long-term debt	1,324	—

Total liabilities	17,645	19,615
Commitments and contingencies (note 12)
Redeemable preferred stock
Series A-2 convertible preferred stock, $.001 par value, 10,000 shares authorized; 3,560 and 0 issued and outstanding at December 25, 2005 and December 31, 2006, respectively; $107 and $0 million liquidation preference as of December 25, 2005 and December 31, 2006, respectively	34,869	—
Series A-2 convertible preferred stock warrant	73	—
Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000 shares authorized; 6,871 and 19,713 shares issued and outstanding at December 25, 2005 and December 31, 2006, respectively	275	288
Additional paid-in capital	87,903	176,947
Warrants	559	331
Deferred stock compensation	(28)	—
Accumulated deficit	(110,658)	(109,423)

Total stockholders' equity (deficit)	(21,949)	68,143

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$30,638	$87,758

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Sales	$12,441	$39,597	$68,203
Cost of sales	12,610	27,736	42,473

Gross margin (loss)	(169)	11,861	25,730
Operating expenses:
Research and product development	7,448	7,440	9,584
Sales and marketing	6,584	8,349	11,222
General and administrative	2,328	3,420	4,095

Total operating expenses	16,360	19,209	24,901

Income (loss) from operations	(16,529)	(7,348)	829
Interest income	94	249	643
Interest expense	(223)	(508)	(173)

Income (loss) before provision for income taxes	(16,658)	(7,607)	1,299
Provision for income taxes	—	—	64

Net income (loss)	(16,658)	(7,607)	1,235
Beneficial conversion feature	(3,288)	(1,822)	(3,437)

Net loss attributable to common stockholders	$(19,946)	$(9,429)	$(2,202)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.98)	$(1.40)	$(0.24)

Weighted average shares:
Basic and diluted	6,695	6,759	9,020
Stock-based compensation included in:
Cost of sales	$—	$—	$288
Research and product development	693	519	748
Sales and marketing	119	70	476
General and administrative	40	6	390

Total stock-based compensation	$852	$595	$1,902

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Years ended December 26, 2004, December 25, 2005, and December 31, 2006

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 28, 2003	1,651	$16,381	$—	6,675	$267	$454	$(1,627)	$87,238	$(86,393)	$(61)
Exercise of stock options	—	—	—	41	2	—	—	113	—	115
Shares repurchased	—	—	—	(2)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	852	—	—	852
Reversal of deferred stock-based compensation on forfeiture of stock options	—	—	—	—	—	—	142	(142)	—	—
Issuance of series A-2, redeemable preferred stock and warrants, net of issuance costs	573	4,612	515	—	—	—	—	—	—	—
Record beneficial conversion feature	—	(2,893)	(480)	—	—	—	—	3,373	—	3,373
Amortization of beneficial conversion feature	—	2,893	395	—	—	—	—	(3,288)	—	(3,288)
Issuance of warrants with long-term debt	—	—	73	—	—	105	—	—	—	105
Net loss	—	—	—	—	—	—	—	—	(16,658)	(16,658)

Balance at December 26, 2004 (Restated)	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(103,051)	$(15,562)

Issuance of Series A-2, redeemable preferred stock net of issuance costs, and conversion of warrants	1,336	13,876	(515)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	146	6	—	—	583	—	589
Stock grant to officer, net	—	—	—	11	—	—	—	121	—	121
Amortization of deferred stock-based compensation	—	—	—	—	—	—	605	(10)	—	595
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortization of beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(7,607)	(7,607)

Balance at December 25, 2005 (Restated)	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(110,658)	$(21,949)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 25, 2005 (Restated)	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(110,658)	$(21,949)
Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock, net of issuance costs	(3,904)	(37,592)	—	8,871	9	—	—	37,583	—	37,592
Net conversion of preferred stock warrants to common stock	—	—	(73)	27	—	—	—	73	—	73
Reclassification of deferred stock-based compensation balance upon adoption of SFAS123(R)	—	—	—	—	—	—	28	(28)	—	—
Exercise of common stock warrants	—	—	—	35	—	(105)	—	105	—	—
Expiration of common stock warrants	—	—	—	—	—	(123)	—	123	—	—
Stock-based compensation	—	—	—	—	—	—	—	1,902	—	1,902
Issuance of common stock, net of issuance costs	—	—	—	3,782	4	—	—	48,665	—	48,669
Exercise of stock options	—	—	—	127	—	—	—	621	—	621
Record beneficial conversion feature	—	(3,437)	—	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	3,437	—	—	—	—	—	(3,437)	—	(3,437)
Net income	—	—	—	—	—	—	—	—	1,235	1,235

Balance at December 31, 2006	—	$—	$—	19,713	$288	$331	$—	$176,947	$(109,423)	$68,143

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Operating activities
Net income (loss)	$(16,658)	$(7,607)	$1,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,296	1,045	1,390
Provision for excess and obsolete inventory	389	534	49
Non-cash charges relating to stock options and warrants	936	716	1,902
Writeoff of note receivable	—	399	—
Changes in operating assets and liabilities:
Accounts receivable	(2,875)	(4,186)	(1,333)
Inventories	(7,965)	2,157	(3,345)
Prepaid expenses and other assets	261	(1,310)	557
Accounts payable	3,276	(2,177)	3,587
Deferred sales	4,888	1,241	1,900
Accrued expenses	953	1,529	(960)

Net cash provided by (used in) operating activities	(15,499)	(7,659)	4,982
Investing activities
Purchases of property and equipment	(1,052)	(1,216)	(1,161)
Restricted cash	(1,166)	(1,648)	(629)
Other assets	59	5	—

Net cash used in investing activities	(2,159)	(2,859)	(1,790)
Financing activities
Payments of capital lease obligations and notes payable	(708)	(758)	(2,557)
Proceeds from issuance of long-term debt attached with common stock warrants	2,970	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	48,669
Proceeds from issuance of Series A-2 preferred stock and warrants, net of issuance costs	5,127	12,826	2,723
Proceeds from the exercise of stock options	115	589	621

Net cash provided by financing activities	7,504	12,657	49,456
Net increase (decrease) in cash and cash equivalents	(10,154)	2,139	52,648
Cash and cash equivalents, beginning of period	14,586	4,432	6,571

Cash and cash equivalents, end of period	$4,432	$6,571	$59,219

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1.  Organization, Business and Basis of Presentation

        Occam Networks, Inc. ("Occam" or the "Company") develops, markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. The Company's Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

        The Company is the successor corporation of the May 2002 merger of Occam Networks, Inc., a private California corporation, with Accelerated Networks, Inc., a publicly-traded Delaware corporation. Occam Networks was incorporated in California in July 1999. Accelerated was incorporated in California in October 1996 under the name "Accelerated Networks, Inc." and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated Networks succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references to "Occam Networks," "Occam" or the "Company" refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated Networks. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to as "Occam CA."

        On November 1, 2006, the Company entered into an underwriting agreement with Thomas Weisel Partners LLC, Jefferies & Company, Inc., Canaccord Adams Inc., and Merriman Curhan Ford & Co. (the "Underwriters"), relating to the public offering, issuance and sale of 5,250,000 shares of the Company's common stock at $14.00 per share (the "Offering"). The initial closing of the Offering took place on November 7, 2006 at which time the Company sold 3,750,000 shares of common stock and selling stockholders sold 1,500,000 shares of common stock. The Company and the selling stockholders, together with certain members of management, granted the underwriters a 30-day option to purchase up to an additional 787,500 shares, solely to cover over-allotments, if any, of which the Company would sell up to an additional 32,500 shares. The Underwriters exercised their over-allotment option and the second closing of the Offering took place on November 14, 2006, at which time the Company sold 32,500 shares of common stock and the selling stockholders sold 755,000 shares of common stock. Occam received cash of $48.7 million, after commissions paid to underwriters and other issuance costs. In conjunction with the follow-on offering, all of the outstanding Series A-2 Preferred stock was converted to 8,539,595 common shares at the stated conversion ratio of approximately 2.27273.

        On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006, and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol "OCNW." As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27273 shares of common stock. The share information in the accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

Note 2.  Summary of Significant Accounting Policies

        Fiscal Period End through December 31, 2006—Through the end of fiscal 2006, Occam reported its financial results based with each fiscal year and quarter ending on the last Sunday of the applicable calendar year and quarter. Beginning on January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar period ends. Accordingly, the actual period end dates for 2004, 2005 and 2006 were December 26, December 25 and December 31, respectively.

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

        Restricted Cash—At December 31, 2006, restricted cash consisted of $4.4 million of performance bonds required for RUS funded contracts.

        Financial Instruments—Due to their short-term nature and a relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, inventories, accounts payable, deferred sales and accrued expenses approximate fair values at December 31, 2006 and December 25, 2005. The carrying value of notes payable approximates fair value as they bear interest commensurate with their risk.

        Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts monthly. Past due balances of 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2006 and December 25, 2005, the allowance for doubtful accounts was $84,000 and $40,000, respectively.

        Inventories—Inventories are goods held for sales in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance is segregated between raw materials, work in process ("WIP") and finished goods. Raw materials are low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. Management regularly evaluates inventory for obsolescence and adjusts to net realizable value based on inventory that is obsolete or in excess of current demand.

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

        Warranty—The Company provides standard warranties with the sale of products generally for up to 5 years from the date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. The Company maintains product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. The Company quantifies and records an estimate for warranty related costs based on the Company's actual history, projected return and failure rates and current repair costs. A summary of changes in the Company's accrued warranty liability, which is included in accrued liabilities expenses is as follows (in thousands):

	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Warranty liability at beginning of the year	$331	$675	$1,093
Accruals for warranty during the year	497	893	1,994
Warranty utilization	(153)	(475)	(1,225)

Warranty liability at end of the year	$675	$1,093	$1,862

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

  Revenue Recognition

        Occam recognizes sales revenue when persuasive evidence of sales arrangements exist, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. We allow credit for products returned within our policy terms.

        In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and make provisions for these costs in the periods of sale. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

  •
  the delivered item(s) has value to the customer on a stand-alone basis;

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  the arrangement includes a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

        If these criteria are not met, then sales are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value.

        In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance. In these cases, we do not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. We believe payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

        We further warrant our products for periods up to five years and record an estimated warranty accrual when sales revenue is recognized.

        Net Loss Per Share—Basic and diluted net loss per share was computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share does not consider potential common shares because their effect is antidilutive. Potential common shares are composed of preferred stock and incremental shares of common stock issuable upon the exercise of stock options and warrants.

        Accounting for Stock-Based Compensation—Beginning on January 1, 2006 and November 7, 2006, Occam began accounting for stock options and Employee Stock Purchase Plan (ESPP), respectively, shares under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards, less estimated forfeitures, is amortized over the service period of the award, and Occam has elected to use the straight-line method. Occam makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of SFAS 123(R), Occam accounted for stock options under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," which amended SFAS No. 123, "Accounting For Stock-Based Compensation." Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the Consolidated Financial Statements were estimated using a Black-Scholes option valuation model.

        Prior to 2006, Occam followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended. The following table illustrates the effect on net loss and loss per share for fiscal 2005 and fiscal 2004 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Occam's equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options' vesting periods. If Occam had recognized the expense of equity-based compensation programs in the Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	December 26, 2004	December 25, 2005
	Restated(1)	Restated(1)
Net loss attributable to common stockholders, as reported	$(19,946)	$(9,429)
Add: Employee compensation expense for share options included in reported net loss, net of provision for income taxes	852	595
Deduct: Pro forma stock-based compensation fair value method	(1,381)	(1,643)

Net loss attributable to common stockholders, pro forma	$(20,475)	$(10,477)

Loss per share attributable to common stockholders:
Basic loss per share, as reported	$(2.98)	$(1.40)
Basic loss per share, pro forma	$(3.06)	$(1.55)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option's vesting period, and the following assumptions were used:

	Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Risk-free interest rate	4%	4%	5%
Expected lives (in years)	4	4	5
Dividend yield	—%	—%	—%
Expected volatility	80%	80%	55-74%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        Warrants Issued with Notes Payable, Preferred Stock or Lines of Credit—In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocates the proceeds received between the note payable or preferred stock and warrants based on their relative fair values. The resulting discount recorded on the note payable is accreted to interest expense over the term of the note. The fair value of warrants issued in connection with lines of credit are recorded as other assets and amortized to interest expense over the term of the line of credit agreement.

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

        Segment Information—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way companies report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, Occam has determined that its business consists of one operating segment.

        Comprehensive Income (Loss)—SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 26, 2004, December 25, 2005 and December 31, 2006, there were no differences between the Company's net income (loss) and total comprehensive income (loss).

        Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1) amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings.

Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

        In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We implemented SAB No. 108 effective January 1, 2006 and considered its effect on our financial position, results of operations or cash flows for 2006. See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Statements for information regarding the restatement.

Note 3.  Restatement of Consolidated Financial Statements

        In March 2007, the Company's chief financial officer notified its audit committee and independent registered public accounting firm that the finance department had discovered a letter in which the Company had committed to provide a customer with a free third-party product as well as extended software maintenance and free training. In response, the audit committee initiated a review of the transaction, with the assistance of outside legal counsel and a forensic accounting and technology services firm. Subsequently, the audit committee obtained independent legal counsel to review the conduct of persons involved. Upon determining that other similar transactions existed, the audit committee expanded the scope of its investigation to cover numerous transactions from 2003 through the first quarter of fiscal 2007. Among other matters, during the course of the investigation, the audit committee, assisted by its independent forensic accountants and legal advisors, reviewed the Company's practices relating to the following:

  •
  commitments to provide customers with software, hardware and software maintenance, hardware and software upgrades, training and other services in connection with customers' purchases of the Company's network equipment;

  •
  sales to value added resellers; and

  •
  use of intermediate shipping vendors in connection with shipments of products at the end of quarters falling on weekends.

        On September 9, 2007, the Company's board of directors, based on a recommendation of the audit committee, concluded that the Company should restate its consolidated financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal years 2004 and 2005, and the first, second, and third quarters of fiscal 2006. The board of directors also determined that the Company's previously filed financial statements for these periods should not be relied on. On October 16, 2007, the Company filed this Annual Report on Form 10-K with the restated financial statements and issued a press release announcing the final restated financial information and conclusions of the audit committee investigation. The adjustments resulting from the restatement related solely to revenue recognition matters. The restatement adjustments did not affect the Company's reported cash, cash equivalents, and short-term investment balances as of the end of any fiscal period.

        The principal accounting issues resulting in the need to restate the Company's financial statements derived from (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services; (ii) sales to value-added resellers where the resellers did not have the ability to pay the Company for these sales independent of payment to them by the end-user; and (iii) for certain quarters ending on weekends, the Company's use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment.

        In determining that a restatement was required, the Company accounted for hardware sales and related cost of sales in accordance with Staff Accounting Bulletin 104 (Revenue Recognition). The Company accounted for software sales in accordance with AICPA Statement of Position No. 97-2 (Software Revenue Recognition). The Company accounted for sales with multiple deliverables in accordance with Emerging Issues Task Force 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables).

Summary of the Restatement Adjustments

        The following tables set forth summary restated financial data as originally reported and as restated:

	December 26, 2004	December 25, 2005
As reported:
Sales	$17,329	$39,238
Cost of sales	15,829	27,208
Net loss	(14,989)	(7,438)
Basic and diluted net loss per share attributable to common stockholders	$(2.73)	$(1.37)

	December 26, 2004	December 25, 2005
As restated:
Sales	$12,441	$39,597
Cost of sales	12,610	27,736
Net loss	(16,658)	(7,607)
Basic and diluted net loss per share attributable to common stockholders	$(2.98)	$(1.40)
Increase in net loss attributable to common stockholders	(1,669)	(169)
Increase in basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.03)

Restatement Adjustments

        The following table presents the impact of the financial statement adjustments on the Company's previously announced consolidated statement of operations for the year ended December 31, 2006 and previously reported consolidated statements of operations for the years ended December 25, 2005 and December 26, 2004.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended December 31, 2006			Fiscal Year Ended December 25, 2005			Fiscal Year Ended December 26, 2004
	As Previously Announced	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Sales	$68,634	$(431)	$68,203	$39,238	$359	$39,597	$17,329	$(4,888)	$12,441
Cost of sales	42,626	(153)	42,473	27,208	528	27,736	15,829	(3,219)	12,610
Gross margin (loss)	26,008	(278)	25,730	12,030	(169)	11,861	1,500	(1,669)	(169)
Operating expenses:
Research and product development	9,583	1	9,584	7,440	—	7,440	7,448	—	7,448
Sales and marketing	11,221	1	11,222	8,349	—	8,349	6,584	—	6,584
General and administrative	4,095	—	4,095	3,420	—	3,420	2,328	—	2,328
Total operating expenses	24,899	2	24,901	19,209	—	19,209	16,360	—	16,360
Income (loss) from operations	1,109	280	829	(7,179)	(169)	(7,348)	(14,860)	(1,669)	(16,529)
Interest income (expense), net	468	2	470	(259)	—	(259)	(129)	—	(129)
Income (loss) before provision for income taxes	1,577	(278)	1,299	(7,438)	(169)	(7,607)	(14,989)	(1,669)	(16,658)
Provision for income taxes	64	—	64	—	—	—	—	—	—
Net income (loss)	1,513	(278)	1,235	(7,438)	(169)	(7,607)	(14,989)	(1,669)	(16,658)
Beneficial conversion feature	(3,437)	—	(3,437)	(1,822)	—	(1,822)	(3,288)	—	(3,288)
Net loss attributable to common stockholders	$(1,924)	$(278)	$(2,202)	$(9,260)	$(169)	$(9,429)	$(18,277)	$(1,669)	$(19,946)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.03)	$(0.24)	$(1.37)	$(0.03)	$(1.40)	$(2.73)	$(0.25)	$(2.98)
Diluted	$(0.21)	$(0.03)	$(0.24)	$(1.37)	$(0.03)	$(1.40)	$(2.73)	$(0.25)	$(2.98)
Weighted average shares
Basic	9,020	—	9,020	6,759	—	6,759	6,695	—	6,695
Diluted	9,020	—	9,020	6,759	—	6,759	6,695	—	6,695
Stock-based compensation included in:
Cost of sales	$288	—	$288	$—	$—	$—	$—	$—	$—
Research and product development	750	(2)	748	519	—	519	693	—	693
Sales and marketing	474	2	476	70	—	70	119	—	119
General and administrative	390	—	390	6	—	6	40	—	40
Total stock-based compensation	$1,902	$—	$1,902	$595	$—	$595	$852	$—	$852

        The following table presents the impact of the financial statement adjustments on the Company's previously announced consolidated balance sheet for the year ended December 31, 2006, and previously reported consolidated balance sheets for the years ended December 25, 2005 and December 26, 2004.

BALANCES AS REPORTED OR ANNOUNCED
(in thousands, except per share and stock price amounts)

	Fiscal Year Ended December 31, 2006			Fiscal Year Ended December 25, 2005			Fiscal Year Ended December 26, 2004
	As Previously Announced	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$59,219	$—	$59,219	$6,571	$—	$6,571	$4,432	$—	$4,432
Restricted cash	4,378	—	4,378	3,749	—	3,749	2,101	—	2,101
Accounts receivable, net	11,171	(435)	10,736	9,403	—	9,403	5,217	—	5,217
Inventories, net	7,590	2,845	10,435	4,448	2,691	7,139	6,611	3,219	9,830
Prepaid and other current assets	933	—	933	1,684	—	1,684	794	—	794

Total current assets	83,291	2,410	85,701	25,855	2,691	28,546	19,155	3,219	22,374
Property and equipment, net	1,766	—	1,766	1,889	—	1,889	1,692	—	1,692
Other assets	291	—	291	203	—	203	213	—	213

Total assets	85,348	2,410	87,758	27,947	2,691	30,638	21,060	3,219	24,279
Liabilities, redeemable preferred stock and stockholder's deficit
Current liabilities:
Accounts payable	7,687	—	7,687	4,100	—	4,100	6,277	—	6,277
Accrued expenses	3,899	—	3,899	4,859	—	4,859	3,330	—	3,330
Deferred sales	3,503	4,526	8,029	1,600	4,529	6,129	—	4,888	4,888
Current portion of long-term debt and lease obligations	—	—	—	1,233	—	1,233	863	—	863

Total current liabilities	15,089	4,526	19,615	11,792	4,529	16,321	10,470	4,888	15,358
Long-term debt and capital lease obligations	—	—	—	1,324	—	1,324	2,987	—	2,987

Total liabilities	15,089	4,526	19,615	13,116	4,529	17,645	13,457	4,888	18,345
Commitments and contingencies
Redeemable preferred stock
Series A-2 convertible preferred stock	—	—	—	34,869	—	34,869	20,993	—	20,993
Series A-2 convertible preferred stock warrant	—	—	—	73	—	73	503	—	503
Stockholders' deficit
Common stock	288	—	288	275	—	275	269	—	269
Additional paid-in capital	176,947	—	176,947	87,903	—	87,903	87,294	—	87,294
Warrants	331	—	331	559	—	559	559	—	559
Deferred stock compensation	—	—	—	(28)	—	(28)	(633)	—	(633)
Accumulated deficit	(107,307)	(2,116)	(109,423)	(108,820)	(1,838)	(110,658)	(101,382)	(1,669)	(103,051)

Total stockholders' deficit	70,259	(2,116)	68,143	(20,111)	(1,838)	(21,949)	(13,893)	(1,669)	(15,562)

Total liabilities, redeemable preferred stock and stockholders' deficit	$85,348	$2,410	$87,758	$27,947	$2,691	$30,638	$21,060	$3,219	$24,279

Note 4.  Inventories

        Inventories consist of the following (in thousands):

	December 25, 2005	December 31, 2006
	Restated(1)
Raw materials	$85	$4
Work-in-process	30	19
Finished goods	7,024	10,412

Total inventories	$7,139	$10,435

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

Note 5.  Property and Equipment

        The major components of property and equipment are as follows (in thousands):

	December 25, 2005	December 31, 2006
	Restated(1)
Computer hardware and software	$7,113	$8,267
Furniture and fixtures	223	226
Leasehold improvements	402	406

	7,738	8,899
Less accumulated depreciation and amortization	(5,849)	(7,133)

Property and equipment, net	$1,889	$1,766

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

Note 6.  Accrued Expenses

        The major components of accrued expenses are as follows (in thousands):

	December 25, 2005	December 31, 2006
	Restated(1)
Payroll, paid time off and related accruals	$1,062	$996
Warranty accruals	1,093	1,862
Product failure accrual	266	—
Royalty accruals	343	445
Other accruals	2,095	596

Total	$4,859	$3,899

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

Note 7.  Long-Term Debt

        In December 2004, Occam borrowed $3.0 million under a senior loan and security agreement with a specialty finance company. The loan bore interest at 11.95% per annum and bore an original maturity date of December 31, 2007. The agreement provided for seven monthly payments of interest followed by 30 equal monthly installments of principal and interest. Obligations under the agreement were collateralized by substantially all of the Company's assets. In connection with the loan agreement, the Company issued the lender warrants to purchase 41,666 shares of its common stock and 15,000 shares of Series A-2 preferred stock. These warrants were valued using the Black-Scholes option pricing model and relative fair value of the warrants of $178,000 was treated as a reduction in the carrying amount of the loan and was amortized as interest expense using the effective interest method over the life of the loan. The common warrants were recorded as additional paid in capital and the preferred stock warrants were recorded within the mezzanine in the accompanying consolidated balance sheets. At December 25, 2005, the outstanding principal was approximately $2.5 million, net of warrant discount of $178,000, of which approximately $1.1 million was current. In February of 2006, the company retired this loan in full. The warrant for common stock was exercised in April of 2006 at an exercise price of $3.60 per share. The warrant for the Series A-2 preferred stock was exercised in April of 2006 at an exercise price of $10.00 per share.

Note 8.  Capital Stock and Stockholders' Equity (Deficit)

  Series A-2 Preferred Stock

        On November 18, 2003, a special committee of the Company's board of directors authorized the sale and issuance of up to 3,000,000 shares of Series A-2 preferred stock. During November and December 2003, the Company entered into purchase agreements with certain existing and new investors to purchase 1,650,910 shares of Series A-2 preferred stock for $10 per share for gross proceeds of $16.5 million. On March 8, 2004, Occam sold an additional 420,000 shares of Series A-2 preferred stock for gross proceeds of $4,200,000 and issued a warrant to purchase up to an additional 380,000 shares of Series A-2 preferred stock to certain investment funds. The net proceeds from the issuance of these Series A-2 preferred stock and warrant totalled $3.8 million and was allocated to the warrant and the stock at $0.5 million and $3.3 million, respectively, based on the estimated relative fair market value of the warrant and the Series A-2 preferred stock. On April 1, 2004, Occam sold an additional 153,200 shares of the Series A-2 preferred stock raising gross proceeds of $1.5 million. In accordance with the terms of the warrant, the number of shares issuable upon exercise was reduced to 226,800 shares of Series A-2 preferred stock in April 2004 because Occam sold an additional $1.5 million in Series A-2 preferred stock to existing investors. On April 20, 2005, the warrants were exercised in full for an aggregate purchase price of $2.3 million.

        In October 2004, Occam's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of preferred stock designated as Series A-2 from 3,000,000 to 3,250,000. In March 2005, the number of shares designated as Series A-2 Preferred Stock increased to 4,300,000.

        On November 6, 2006, pursuant to an action by written consent signed by holders of greater than 66.67% of the outstanding shares of Series A-2 preferred stock of Occam, all outstanding shares of Series A-2 preferred stock of the Company were cancelled and converted to shares of common stock of the Company. The rate of conversion was one share of Series A-2 preferred stock for 2.2727273 shares of common stock.

        The Series A-2 preferred stock had the following rights and preferences:

        Conversion—Each share of Series A-2 preferred stock was convertible into shares of the Company's common stock at a conversion price of $4.40, subject to anti-dilution adjustments, as defined.

        All outstanding shares of Series A-2 preferred stock would automatically convert into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66 2/3%) of the then outstanding shares of Series A-2 preferred stock.

        During 2003, the Company recorded a beneficial conversion feature ("BCF") charge to net loss attributable to common stockholders of $3,038,000 relating to the issuance of the Series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock was convertible.

        During 2004, the Company recorded a BCF charge to net loss attributable to common stockholders of $2,893,000 relating to the issuance of the series A-2 preferred stock. The BCF was calculated using the fair value of the common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the series A-2 preferred stock was convertible. The Company also recorded a BCF on the preferred stock warrant (the "warrant BCF") of $480,000 (as an adjustment to the warrant and additional paid in capital) that was amortized using the interest method over the life of the warrant. During the year ended December 31, 2004, the Company recorded $395,000 of amortization of the warrant BCF. The warrant BCF of $480,000 was calculated by subtracting the sum of the relative proceeds allocated to the warrant and the exercise price from the fair value of the common stock underlying the warrant.

        During 2005, the Company recorded a BCF charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. The BCF was calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock was convertible. The Company also recorded a BCF charge of $85,000 related to preferred stock warrant issued in 2004 that was amortized using the interest method over the life of the warrant.

        Liquidation—The Series A-2 preferred stock entitled holders to a liquidation preference. The liquidation preference was never realized and the Series A-2 preferred stock was converted to common stock on November 6, 2006.

        The rights of the Series A-2 preferred stock included redemption provisions that were not solely within the control of the Company, and therefore the Company classified the Series A-2 preferred stock outside of stockholders' deficit on the accompanying consolidated balance sheet.

        Dividends—The Series A-2 preferred stock was not entitled to receive any preferential dividend, but the Company was required to pay an equivalent dividend on the Series A-2 preferred stock if it declared and paid a dividend on its common stock.

        Voting—Except as otherwise required by law, holders of the Company's Series A-2 preferred stock were entitled to notice of any stockholders' meeting and to vote together with holders of common stock on any matter submitted to stockholders for a vote. Each share of Series A-2 preferred stock was entitled to the number of votes equal to the number of shares of common stock then issuable upon conversion thereof.

        Other—The holders of Series A-2 preferred stock held certain participation rights, registration rights and rights to prohibit further indebtedness of the Company.

        Certain investors who purchased Series A-2 preferred stock were affiliated with members of the Company's board of directors and were also holders of over 5% of the Company's outstanding securities.

  Series A-2 Preferred Stock Warrants

        In connection with the issuance of the December 2004 senior loan and security agreement the Company issued warrants to purchase 15,000 shares of Series A-2 Preferred stock. The warrants had an exercise price of $10 per share and an expiration date of December 17, 2009. The warrants were exercised in 2006.

  Common Stock Reserved For Issuance

        The following represents the number of common shares reserved for future issuance (in thousands):

	December 25, 2005	December 31, 2006
	Restated(1)
Common warrants	60	13
Stock options	1,770	4,792
Convertible preferred stock and warrants	8,125	—
Employee stock purchase plan	105	270

	10,060	5,075

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

  Common Stock Warrants

        From 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2006:

Expiration Date	Exercise Price Per Share	Number of Shares Underlying Warrant
June 16, 2010	$10.00	12,500

Note 9.  Stock Options

  Stock Options

        In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan ("1997 Plan"), which was replaced by the 2000 Stock Incentive Plan ("2000 Plan"). No further grants may be made under the 2000 Plan after the adoption of the 2006 Plan, which is described below. The 2000 Plan provides for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share is not to be less than 85% of the fair market value per share of the Company's common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The board has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2005 and 2004, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

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

        During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The board is authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees are generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expire ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 31, 2004, 125 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. As of December 31, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

        Occam's board of directors adopted the 2006 Equity Incentive Plan, or 2006 Plan, in May 2006, which was approved by the Company's stockholders on August 14, 2006. Shares reserved under our 2006 Equity Incentive Plan were registered under the Securities Act of 1933, as amended, in November 2006, when the plan became effective. The 2000 Stock Incentive Plan was in effect until the

2006 Equity Incentive Plan became effective in November 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to it's employees, directors and consultants and parent and subsidiary corporations' employees and consultants.

        The Company has reserved a total of 2,091,191 shares of the Company's common stock for issuance pursuant to the 2006 Plan. In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the least of:

  •
  3.0% of the outstanding shares of the Company's common stock on the first day of the fiscal year;

  •
  750,000 shares; or

  •
  such other amount as the Company's board of directors or a committee thereof may determine.

        The compensation committee of the Company's board of directors or a committee of the board administers the 2006 Plan and is responsible for administering all of the Company's equity compensation plans. In the case of options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, the committee must consist of two or more "outside directors" within the meaning of Section 162(m).

        The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise.

        The administrator determines the exercise price of options granted under the 2006 Plan, but with respect to any nonstatutory stock options intended to qualify as "performance-based compensation" and all incentive stock options, the exercise price must at least be equal to the fair market value of the Company's common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company's outstanding stock as of the grant date, the term may not exceed five years and the exercise price must equal at least 110% of fair market value on the grant date. The administrator determines the term of all other options.

        No optionee may be granted an option to purchase more than 75,000 shares in any fiscal year, except that, in connection with his or her initial service, an optionee may be granted an additional option to purchase up to 175,000 shares.

        After termination of the employment of an optionee, he or she may exercise his or her option for the period of time stated in the option agreement, unless otherwise extended by the plan administrator. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months. However, no option may be exercised after the expiration of its term.

        Stock appreciation rights may be granted under the 2006 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company's common stock between the exercise date and the date of grant. The administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or in shares of the Company's common stock, or in some combination thereof. Stock appreciation rights expire under the same rules that apply to stock options.

        Restricted stock may be granted under the 2006 Plan. The administrator determines the number of shares of restricted stock granted to any employee, the vesting schedule of such award, and other terms and conditions that govern the award. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may condition vesting on the achievement of specific performance goals. Until the shares of restricted stock vest, they are subject to our right of repurchase or to forfeiture.

        Restricted stock units may be granted under the 2006 Plan. Restricted stock units are awards of bookkeeping units representing an unsecured right to receive stock at a future date or upon a future event that can be paid out in installments or on a deferred basis. The administrator determines the terms and conditions of restricted stock units including the vesting criteria and the form and timing of payment.

        Performance units and performance shares may be granted under the 2006 Plan. Performance units and performance shares are awards that result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator establishes organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, determine the number and/or the value of performance units and performance shares to be paid out to the participant. Performance units have an initial dollar value established by the administrator at the grant date. Performance shares have an initial value equal to the fair market value of our common stock on the grant date. Payment of performance units and performance shares to the participant may be made in cash or in shares of the Company's common stock with equivalent value, or in some combination, as determined by the administrator.

        The 2006 Plan provides for the automatic grant of non-statutory options to the Company's non-owner directors. Each non-owner director appointed to the board will receive an initial option to purchase 16,250 shares upon such appointment, except for those non-owner directors who previously were employee directors. This option vests at the rate of 25% of the option on the first anniversary of the date of grant and 1/48th of the shares subject to the option per month thereafter, subject to the director's continued service on each relevant vesting date. In addition, commencing in 2007, non-owner directors who served as a director since the time of the previous annual meeting will receive a subsequent option to purchase 5,000 shares immediately following each annual meeting of our stockholders. All subsequent options will vest as to 25% of the grant on the one-year anniversary of the grant date and 1/48th of the shares subject to the option per month thereafter, subject to the director's continued service on each relevant vesting date. All options granted under the automatic grant provisions have a term of ten years and an exercise price equal to the fair market value on the date of grant.

        The 2006 Plan provides that in the event of a "change in control," the successor corporation or its parent or subsidiary will assume or substitute an equivalent award for each outstanding award. If there is no assumption or substitution of 2006 outstanding awards, the administrator will provide notice to the recipient that he or she has the right to exercise the option and stock appreciation right as to all of the shares subject to the award. All awards will terminate upon the expiration of the period of time the administrator provides in the notice.

        The 2006 Plan will automatically terminate in 2016, unless the Company terminates it sooner. In addition, the Company's board of directors has the authority to amend, suspend or terminate the 2006 Plan, provided such action does not impair the rights of any participant and subject to any requisite stockholder approval.

        As of December 31, 2006 there were 4.85 million shares authorized under the Company's stock option plans of which there were 2.7 million shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 31, 2006 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$ 2.00 to $ 4.00	652	7.00	$3.72	418	$3.62
$ 4.20 to $ 4.20	364	7.24	$4.20	250	$4.20
$ 4.60 to $ 11.00	376	7.60	$7.11	215	$6.37
$12.20 to $ 19.00	335	9.31	$16.24	32	$14.29
$20.75 to $ 20.75	349	9.32	$20.75	—	$—
$50.00 to $925.00	2	3.62	$262.70	2	$262.70

$ 2.00 to $925.00	2,078	7.91	$9.59	917	$5.47

        A summary of the Company's stock option activity is as follows (shares and intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2005	1,770	$9.59
Granted	671	18.90
Exercised	(130)	4.80
Forfeited or expired	(233)	39.35

Outstanding at December 31, 2006	2,078	$9.59	7.91	$16,593
Exerciseable at December 31, 2006	930	$4.76	6.87	$10,861

        The weighted-average fair value of options granted to employees for the years ended December 26, 2004, December 25, 2005, and December 31, 2006 were $2.54, $4.46 and $12.12 per share, respectively.

  Deferred Stock-Based Compensation

        In connection with the grant of certain options to purchase common stock to employees during the years ended December 30, 2001 and December 29, 2002, Occam CA recorded deferred stock-based compensation of approximately $6.1 million and $1.6 million, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts were ratably over the vesting period of the related options. Amortization expense relating to employee stock options for the years ended December 26, 2004 and December 25, 2005 totaled $0.9 million and $0.6 million, respectively. On December 26, 2005 we reclassified the remaining balance in deferred stock-based compensation to additional paid-in capital on our balance sheet.

  Employee Stock Purchase Plan

        In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share is equal to 85% of the fair market value on the participant's entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 106,500 shares have been reserved for issuance. In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 104,750 common shares continue to be reserved for any re-instatement of the ESPP.

        The Company's board of directors adopted the 2006 Employee Stock Purchase Plan in May 2006, which was approved by the Company's stockholders on August 14, 2006. Shares reserved under our 2006 Employee Stock Purchase Plan (ESPP) were registered under the Securities Act in November 2006, at which time the plan became effective.

        A total of 200,000 shares of the Company's common stock is available for sale under the 2006 Employee Stock Purchase Plan. In addition, the plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

  •
  1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year;

  •
  300,000 shares; or

  •
  such other amount as may be determined by the Company's board of directors or a committee thereof.

        The Company's compensation committee will be responsible for administering the 2006 Employee Stock Purchase Plan. The Company's board of directors or its committee has full and exclusive authority to interpret the terms of the 2006 Employee Stock Purchase Plan.

        All of the Company's employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 15 hours per week and more than 5 months in any calendar year. However, an employee may not participate in the plan if such employee at the start of the offering period would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock.

        The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code, and provides for consecutive, non-overlapping 6-month offering periods. The offering periods will generally start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which will commence on the first trading day on or after the effective date of this offering and will end on the first trading day on or after the earlier of January 1, 2007 or 27 months from the beginning of the first offering period.

        The 2006 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant's straight time gross earnings, commissions, overtime and shift premiums, but excludes payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,000 shares of common stock during a 6-month offering period. In addition, no participant may participate at a rate which would enable the participant to purchase stock more than $25,000 in value, measured at the beginning of the offering period, in any calendar year.

        Amounts deducted and accumulated for each participant are used to purchase shares of the Company's common stock at the end of each 6-month offering period. The purchase price is 85% of the fair market value of its common stock on the first day of each trading period or the first exercise date at the end of the offering period, whichever is lower. Participants may end their participation at any time during an offering period, and will be reimbursed their payroll deductions to such date. Participation ends automatically upon termination of employment with the Company.

        In the event of a "change of control," a successor corporation may assume or substitute each outstanding purchase right. If the successor corporation refuses to assume or substitute for the outstanding purchase rights under the 2006 Employee Stock Purchase Plan, the offering period then in progress will be shortened, and a new end date will be set.

        The board of directors has the authority to amend or terminate the 2006 Employee Stock Purchase Plan, except that, subject to certain exceptions described in the plan, no such action may adversely affect any outstanding rights to purchase stock under the plan.

Note 10. Income Taxes

        The income tax provision consists of the following:

	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
	(in thousands)
Current
Federal	—	—	29
State	—	—	35
Deferred
Federal	—	—	—
State	—	—	—

Total	—	—	64

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        The net effective income tax rate differed from the federal statutory income tax rate as follows:

	Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Statutory federal income tax benefit	34%	34%	34%
State income tax benefit (net of federal benefit)	6%	6%	5%
Other	2%	—%	36%
Valuation allowance	(42)%	(40)%	(70)%

	—%	—%	5%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        The primary components of temporary differences that gave rise to deferred taxes were as follows:

	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$38,952	$43,001	$42,489
Tax credit carryforwards	265	265	281
Depreciation and amortization	1,330	698	617
Deferred sales	668	735	831
Other	2,343	1,820	1,374

	43,558	46,505	45,591
Valuation Allowance	(43,558)	(46,505)	(45,591)

Net deferred tax assets	$—	$—	$—

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        The change in the Company's deferred tax valuation allowance is as follows:

	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
	Restated(1)	Restated(1)
	(in thousands)
Income tax valuation allowance
2004	$37,270	$6,288	$43,558
2005	$43,558	$2,947	$46,505
2006	$46,505	$(915)	$45,591

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

        As of December 31, 2006, the Company had net operating loss carryforwards of approximately $107.8 million and $69.2 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2018 and 2007, respectively. The Company has determined that as of December 31, 2006, $22.4 million and $9.3 million of these respective federal and state loss carryforwards are subject to annual limitations pursuant to Internal Revenue Code Section 382 and similar state provisions.

        The net deferred tax assets have been offset with a full valuation allowance. SFAS 109 "Accounting for Income Taxes" requires that a valuation allowance be established to reduce a deferred tax asset to the extent that it is not more likely than not that the deferred tax asset will be realized. Based on management's assessment of all available evidence, both positive and negative, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized. Approximately $0.7 million of these deferred tax assets pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        In addition, the Company has state research tax credits of $0.4 million which may be carried forward indefinitely. As of December 31, 2006, these tax credits are subject to annual limitations pursuant to state provisions similar to Internal Revenue Code Section 383.

Accounting for Uncertainty in Income Taxes Disclosure

        Effective January 1, 2007, Occam Networks adopted Financial Accounting Standards Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FlN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN No. 48, Occam Networks recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

        The Company's total amount of unrecognized tax benefits as of the January 1, 2007 adoption date was $5.4 million.

        Upon adoption of FIN No. 48, the Company's policy to include interest and penalties related to unrecognized tax benefits within the Company's "provision for (benefit from) income taxes,' did not change. As of January 1, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits.

        The Company's only major tax jurisdictions are the United States and various state jurisdictions. The tax years 1996 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carryforward attributes.

SFAS 123(R) Tax Disclosure

        On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the year ended December 31, 2006.

Note 11.  Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

        Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with a major financial institution; at times, such balances exceed FDIC insurance limits. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company extends differing levels of credit to customers and generally does not require collateral.

        The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that other suppliers could provide similar products on comparable terms.

        Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 26, 2004 (Restated)(1)
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$1,942	16%	$70	1%
Customer B	$1,650	13%	$856	16%
Customer C	$1,322	11%	$97	2%
	December 25, 2005 (Restated)(1)
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$4,292	11%	$85	1%
	December 31, 2006
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$5,018	7%	$1,899	18%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

Note 12.  Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2014. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the years ended December 26, 2004, December 25, 2005, and December 31, 2006, was $708,000, $778,000, and $762,000, respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2007	$866
2008	917
2009	845
2010	866
2011	888
Thereafter	1,922

Total Minimum Lease Payments	$6,305

  Purchase Commitments

        As of December 31, 2006, the Company had open purchase orders with its current contract manufacturer of $11.8 million.

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $272,000, $0, and $164,000 of royalty expenses for the years ended December 26, 2004, December 25, 2005, and December 31, 2006, respectively.

  Legal Proceedings

  2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against the Company and certain of its officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 to April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

        The Company believes that we have meritorious defenses in this action and intend to defend ourselves vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

  IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint, or consolidated complaint, on April 19, 2002. The consolidated complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003, a motion to dismiss filed by the issuer defendants was heard, and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against us.

        On October 13, 2004 the court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, Plaintiff filed a motion to certify a new class. An opposition brief is due on December 21, 2007, and a reply brief is due on February 15, 2008.

        Prior to the Second Circuit's December 5, 2006 ruling, the Company agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the court for approval. The settlement would have provided, among other things, for a release of the Company and the individual defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the defendants' insurers regarding recovery from the underwriter defendants and other consideration from defendants regarding the underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit's mandate.

        Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

  Other Matters

        From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that there are no currently pending matters that, if determined adversely to it, would have a material effect on its business or that would not be covered by its existing liability insurance maintained by us.

Note 13.  401(k) Plan

        The Company has a defined contribution plan under which employees who are at least 18 years old and have completed 500 hours of service may defer compensation pursuant to Section 401(k) of the Internal Revenue Code.

        Participants in the plan may contribute between 1% and 50% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amounts contributed by the employee. To date, the Company has made no matching contributions to the 401(k) plan.

Note 14.  Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Numerator:
Net loss attributable to common stockholders	$(19,946)	$(9,429)	$(2,202)

Denominator:
Weighted-average common shares outstanding	6,699	6,759	9,020
Adjustment for common shares issued subject to repurchase	(4)	—	—

Denominator for basic and diluted calculations	6,695	6,759	9,020

Basic and diluted net loss per share applicable to common stockholders	$(2.98)	$(1.40)	$(0.24)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

	Year Ended
	December 31, 2006	December 31, 2005
		(restated)
Common stock warrants	125	60
Common stock equivalents of convertible preferred stock and warrants	7,287	8,125
Stock options	2,078	1,770

Common stock equivalents	9,490	9,955

Note 15.  Supplemental Disclosures of Cash Flow Information (In thousands)

	December 26, 2004	December 25, 2005	December 31, 2006
	Restated(1)	Restated(1)
Cash paid during year for interest	$93	$400	$66
Interest on notes payable	31	353	43

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

Note 16.  Other Charges

        During December 2003, the Company sold its India operation to a third party for $50,000 in cash and a note receivable of $608,000 originally due in installments through November 2004. In the third quarter of 2005, the purchaser defaulted on the note and the Company wrote off the remaining loan balance of $399,000.

Note 17.  Subsequent Events

Entry into Material Definitive Agreement.

        On September 27, 2007, Occam entered into an Asset Purchase Agreement with Terawave Communications, Inc., a California corporation ("Terawave"). Pursuant to the Asset Purchase Agreement, Occam is expected to acquire substantially all of Terawave's assets including patents, patent applications, trademarks and other intellectual property, equipment, supplies, inventories, work in process, cash and accounts receivable. In connection with this acquisition, Occam is expected to assume certain license agreements and other contracts and to assume certain liabilities of Terawave including certain liabilities under assigned contracts, certain inventory purchase commitments, up to $200,000 in Terawave's transaction expenses and one-half of the transfer taxes associated with the sale.

        The purchase price for this transaction is expected to be $3.4 million in cash plus the cancellation of approximately $1.9 million in loans previously made by Occam to Terawave, plus the assumption of certain liabilities by Occam as described above. The cash purchase price is subject to adjustment based on increases in accounts payable retained by Terawave that relate directly to increases in accounts receivable or realizable inventory acquired by Occam. The cash purchase price is subject to reduction to the extent that certain wind-up costs of Terawave are paid using funds loaned by Occam prior to the closing. $400,000 of the cash consideration payable to Terawave is expected to be held in escrow for a period of one year and such amount is expected to serve as Occam's exclusive remedy for any breach by Terawave of its representations, warranties and covenants set forth in the Asset Purchase Agreement.

        The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary closing conditions including the receipt of shareholder and third party consents, and compliance with applicable filing and notice requirements. Occam offers no assurances that such conditions to closing will be met or that the transactions contemplated by the Asset Purchase Agreement with Terawave will be completed.

Note 18.  Selected Quarterly Information (Unaudited)

        Following is a summary of the unaudited quarterly consolidated results of operations for the years ended December 26, 2004, December 25, 2005 and December 31, 2006 (in thousands, except per share amounts). This selected quarterly information has been restated for the first three fiscal quarters in 2006 from previously reported information filed on Form 10-Q, and for all quarters of fiscal years 2005 and 2004 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K.

	Quarter ended
2004
	March 28	June 27	Sept 26	Dec 26
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Sales	$2,436	$2,167	$3,267	$4,571
Gross margin (loss)	(548)	(1,215)	334	1,260
Loss from operations	(4,493)	(5,579)	(3,599)	(2,858)
Net loss	(4,528)	(5,605)	(3,614)	(2,911)
Net loss attributable to common stockholders	(7,038)	(6,162)	(3,745)	(3,001)
Basic and diluted net loss per share attributable to common stockholders	$(1.05)	$(0.92)	$(0.56)	$(0.45)
	Quarter ended
2005
	March 27	June 26	Sept 25	Dec 25
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Sales	$6,609	$10,622	$10,316	$12,050
Gross margin	1,620	2,619	2,803	4,819
Income (loss) from operations	(2,450)	(1,829)	(3,072)	3
Net loss	(2,563)	(1,885)	(3,118)	(41)
Net loss attributable to common stockholders	(4,350)	(1,920)	(3,118)	(41)
Basic and diluted net loss per share attributable to common stockholders	$(0.65)	$(0.29)	$(0.46)	$(0.01)
	Quarter ended
2006
	Mar 26	June 25	Sept 24	Dec 31
	Restated(1)	Restated(1)	Restated(1)
Sales	$12,377	$12,876	$20,775	$22,175
Gross margin	4,717	4,858	7,777	8,378
Income (loss) from operations	(921)	(1,130)	1,556	1,324
Net income (loss)	(1,014)	(1,044)	1,604	1,689
Net income (loss) attributable to common stockholders	(4,451)	(1,044)	1,604	1,689
Basic net income (loss) per share attributable to common stockholders	$(0.65)	$(0.15)	$0.22	$0.12
Diluted net income (loss) per share attributable to common stockholders	$(0.65)	$(0.15)	$0.09	$0.09

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements, beginning on page F-14.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter 2006			Second Quarter 2006			Third Quarter 2006			Fourth Quarter 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Announced(1)	Adjustments	As Restated
	(In thousands, except per share and stock price amounts)
Sales	$14,210	$(1,833)	$12,377	$16,249	$(3,373)	$12,876	$18,066	$2,709	$20,775	$20,109	$2,066	$22,175
Cost of sales	8,390	(730)	7,660	9,989	1,971	8,018	11,690	1,308	12,998	12,557	$1,240	13,797
Gross margin (loss)	5,820	(1,103)	4,717	6,260	(1,402)	4,858	6,376	1,401	7,777	7,552	826	8,378
Operating expenses:
Research and product development	2,490	—	2,490	2,388	—	2,388	2,269	—	2,269	2,436	1	2,437
Sales and marketing	2,217	—	2,217	2,618	—	2,618	2,834	—	2,834	3,552	1	3,553
General and administrative	931	—	931	982	—	982	1,118	—	1,118	1,064	—	1,064
Total operating expenses	5,638	—	5,638	5,988	—	5,988	6,221	—	6,221	7,052	2	7,054
Income (loss) from operations	182	(1,103)	(921)	272	(1,402)	(1,130)	155	1,401	1,556	500	824	1,324
Interest income (expense), net	(90)	—	(90)	95	—	95	61	—	61	404	—	404
Income (loss) before provision for income taxes	92	(1,103)	(1,011)	367	(1,402)	(1,035)	216	1,401	1,617	904	824	1,728
Provision for income taxes	3	—	3	9	—	9	13	—	13	39	—	39
Net income (loss)	89	(1,103)	(1,014)	358	(1,402)	(1,044)	203	1,401	1,604	865	824	1,689
Beneficial conversion feature	(3,437)	—	(3,437)	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	(3,348)	(1,103)	(4,451)	358	(1,402)	(1,044)	203	1,401	1,604	865	824	1,689
Net income (loss) per share attributable to common stockholders:
Basic	$(0.49)	$(0.16)	$(0.65)	$0.05	$(0.20)	$(0.15)	$0.03	$0.19	$0.22	$0.06	$0.06	$0.12
Diluted	(0.49)	(0.16)	(0.65)	0.02	(0.17)	(0.15)	0.01	0.08	0.09	0.04	0.05	0.09
Weighted average shares
Basic	6,899	—	6,899	7,133	—	7,133	7,279	—	7,279	14,361	—	14,361
Diluted	6,899	—	6,899	16,986	(9,853)	7,133	16,909	—	16,909	19,184	—	19,184
Stock-based compensation included in:
Cost of sales	41	—	41	77	—	77	65	—	65	105	—	105
Research and product development	126	—	126	171	—	171	198	—	198	253	—	253
Sales and marketing	47	—	47	109	—	109	159	—	159	161	—	161
General and administrative	39	—	39	86	—	86	118	—	118	147	—	147
Total stock-based compensation	$253	$—	$253	$443	$—	$443	$540	$—	$540	$666	$—	$666

(1)
Net income per share attributable to common stockholders and basic and diluted share costs were not previously disclosed. They are provided here for informational purposes.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter 2005			Second Quarter 2005			Third Quarter 2005			Fourth Quarter 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share and stock price amounts)
Sales	$6,921	$(312)	$6,609	$8,740	$1,882	$10,622	$10,663	$(347)	$10,316	$12,914	$(864)	$12,050
Cost of sales	5,117	(128)	4,989	6,771	1,232	8,003	7,709	(196)	7,513	7,611	(380)	7,231
Gross margin (loss)	1,804	(184)	1,620	1,969	650	2,619	2,954	(151)	2,803	5,303	(484)	4,819
Operating expenses:
Research and product development	1,712	—	1,712	1,736	—	1,736	1,948	—	1,948	2,044	—	2,044
Sales and marketing	1,628	—	1,628	2,012	—	2,012	2,562	—	2,562	2,147	—	2,147
General and administrative	730	—	730	700	—	700	1,365	—	1,365	625	—	625
Total operating expenses	4,070	—	4,070	4,448	—	4,448	5,875	—	5,875	4,816	—	4,816
Income (loss) from operations	(2,266)	(184)	(2,450)	(2,479)	650	(1,829)	(2,921)	(151)	(3,072)	487	(484)	3
Interest income (expense), net	(113)	—	(113)	(56)	—	(56)	(46)	—	(46)	(44)	—	(44)
Income (loss) before provision for income taxes	(2,379)	(184)	(2,563)	(2,535)	650	(1,885)	(2,967)	(151)	(3,118)	443	(484)	(41)
Provision for income taxes	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	(2,379)	(184)	(2,563)	(2,535)	650	(1,885)	(2,967)	(151)	(3,118)	443	(484)	(41)
Beneficial conversion feature	(1,787)	—	(1,787)	(35)	—	(35)	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	(4,166)	(184)	(4,350)	(2,570)	650	(1,920)	(2,967)	(151)	(3,118)	443	(484)	(41)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.62)	$(0.03)	$(0.65)	$(0.38)	$0.09	$(0.29)	$(0.44)	$(0.02)	$(0.46)	$0.07	$(0.08)	$(0.01)
Diluted	(0.62)	(0.03)	(0.65)	(0.38)	0.09	(0.29)	(0.44)	(0.02)	(0.46)	0.07	(0.08)	(0.01)
Weighted average shares	6,716	—	6,716	6,737	—	6,737	6,769	—	6,769	6,759	—	6,759
Basic	6,716	—	6,716	6,737	—	6,737	6,769	—	6,769	6,759	—	6,759
Diluted
Stock-based compensation included in:
Cost of sales	—	—	—	—	—	—	—	—	—	—	—	—
Research and product development	143	—	143	139	—	139	137	—	137	100	—	100
Sales and marketing	22	—	22	21	—	21	20	—	20	7	(1)	7
General and administrative	2	—	2	2	—	2	2	—	2	—	—	—
Total stock-based compensation	$167	$—	$167	$162	$—	$162	$159	$—	$159	$107	$(1)	$107

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter 2004			Second Quarter 2004			Third Quarter 2004			Fourth Quarter 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share and stock price amounts)
Sales	$3,240	$(804)	$2,436	$3,185	$(1,018)	$2,167	$4,424	$(1,157)	$3,267	$6,480	$(1,910)	$4,571
Cost of sales	3,375	(391)	2,984	4,165	(783)	3,382	3,686	(753)	2,933	4,603	(1,292)	3,311
Gross margin (loss)	(135)	(413)	(548)	(980)	(235)	(1,215)	738	(404)	334	1,877	(617)	1,260
Operating expenses:
Research and product development	2,057	—	2,057	1,928	—	1,928	1,910	—	1,910	1,553	—	1,553
Sales and marketing	1,361	—	1,361	1,854	—	1,854	1,475	—	1,475	1,894	—	1,894
General and administrative	527	—	527	582	—	582	548	—	548	671	—	671
Total operating expenses	3,945	—	3,945	4,364	—	4,364	3,933	—	3,933	4,118	—	4,118
Income (loss) from operations	(4,080)	(413)	(4,493)	(5,344)	(235)	(5,579)	(3,195)	(404)	(3,599)	(2,241)	—	(2,858)
Interest income (expense), net	(35)	—	(35)	(26)	—	(26)	(15)	—	(15)	(53)	—	(53)
Income (loss) before provision for income taxes	(4,115)	(413)	(4,528)	(5,370)	(235)	(5,605)	(3,210)	(404)	(3,614)	(2,294)	(617)	(2,911)
Provision for income taxes	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	(4,115)	(413)	(4,528)	(5,370)	(235)	(5,605)	(3,210)	(404)	(3,614)	(2,294)	(617)	(2,911)
Beneficial conversion feature	(2,510)	—	(2,510)	(557)	—	(557)	(131)	—	(131)	(90)	—	(90)
Net income (loss) attributable to common stockholders	(6,625)	(413)	(7,038)	(5,927)	(235)	(6,162)	(3,341)	(404)	(3,745)	(2,384)	(617)	(3,001)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.99)	$(0.06)	$(1.05)	$(0.89)	$(0.03)	$(0.92)	$(0.50)	$(0.06)	$(0.56)	$(0.36)	$(0.09)	$(0.45)
Diluted	(0.99)	(0.06)	(1.05)	(0.89)	(0.03)	(0.92)	(0.50)	(0.06)	(0.56)	(0.36)	(0.09)	(0.45)
Weighted average shares
Basic	6,678	—	6,678	6,693	—	6,693	6,706	—	6,706	6,695	—	6,695
Diluted	6,678	—	6,678	6,693	—	6,693	6,706	—	6,706	6,695	—	6,695
Stock-based compensation included in:
Cost of sales	—	—	—	—	—	—	—	—	—	—	—	—
Research and product development	201	—	201	178	—	178	161	—	161	153	—	153
Sales and marketing	37	—	37	35	—	35	25	—	25	22	—	22
General and administrative	24	—	24	10	—	10	3	—	3	3	—	3
Total stock-based compensation	$262	$—	$262	$223	$—	$223	$189	$—	$189	$178	$—	$178

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
OCCAM NETWORKS, INC. AND SUBSIDIARY FORM 10-K INDEX
EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
SUMMARY QUARTERLY FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END
EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS
DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except per share data and liquidation preference amounts)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (In thousands) Years ended December 26, 2004, December 25, 2005, and December 31, 2006
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
OCCAM NETWORKS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006