Form 10-Q
period 2007-03-31
OCCAM NETWORKS INC/DE
filed 2007-10-16
CIK 1108185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-33069

OCCAM NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0442752 (I.R.S. Employer Identification No.)
6868 Cortona Drive Santa Barbara, California (Address of principal executive office)	93117 (Zip Code)
(805) 692-2900 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2007, the number of shares outstanding of the registrant's common stock was 19,764,927 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,970	$59,219
Restricted cash	4,378	4,378
Accounts receivable, net	12,448	10,736
Inventories, net	9,898	10,435
Prepaid and other current assets	1,465	933

Total current assets	85,159	85,701
Property and equipment, net	1,909	1,766
Other assets	235	291

Total assets	$87,303	$87,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,551	$7,687
Accrued expenses	4,856	3,899
Deferred sales	6,604	8,029

Total current liabilities	18,011	19,615

Total liabilities	18,011	19,615

Commitments and contingencies (note 5)
Stockholders' equity:
Common stock, $0.001 par value, 250,000 shares authorized; 19,765 and 19,713 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	288	288
Additional paid-in capital	178,067	176,947
Warrants	331	331
Accumulated deficit	(109,394)	(109,423)

Total stockholders' equity	69,292	68,143

Total liabilities and stockholders' equity	$87,303	$87,758

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
	(unaudited)
Sales	$18,987	$12,377
Cost of sales	11,970	7,660

Gross margin	7,017	4,717
Operating expenses:
Research and product development	2,700	2,490
Sales and marketing	3,460	2,217
General and administrative	1,601	931

Total operating expenses	7,761	5,638

Loss from operations	(744)	(921)
Interest income (expense), net	773	(90)

Income (loss) before provision for income taxes	29	(1,011)
Provision for income taxes	—	3

Net income (loss)	29	(1,014)
Beneficial conversion feature	—	(3,437)

Net income available (loss attributable) to common stockholders	$29	$(4,451)

Net income (loss) per share available (attributable) to common stockholders:
Basic	$0.00	$(0.65)
Diluted	$0.00	$(0.65)

Weighted average shares:
Basic	19,739	6,899
Diluted	20,665	6,899
Stock-based compensation included in:
Cost of sales	$102	$41
Research and product development	236	126
Sales and marketing	205	47
General and administrative	170	39

Total stock-based compensation	$713	$253

(1)
See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
	(unaudited)
Operating activities
Net income (loss)	$29	$(1,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319	424
Stock-based compensation expense	713	253
Provision for excess and obsolete inventory	380	—
Changes in operating assets and liabilities:
Accounts receivable	(1,712)	364
Inventory	157	(2,965)
Prepaid expenses and other assets	(476)	(589)
Accounts payable and accrued expenses	(179)	1,978
Deferred revenues	(1,425)	2,463

Net cash provided by (used in) operating activities	(2,194)	2,092
Investing activities
Purchases of property and equipment	(462)	(252)
Restricted cash	—	96

Net cash used in investing activities	(462)	(156)
Financing activities
Proceeds from issuance of series A-2 preferred stock, net of issuance costs	—	2,723
Common stock issuance costs	(75)	—
Proceeds from the exercise of stock options	194	212
Proceeds from employee stock purchase plan	245	—
Payments of capital lease obligations and long-term debt	—	(2,557)

Net cash provided by financing activities	407	378

Net increase (decrease) in cash and cash equivalents	(2,249)	2,314
Cash and cash equivalents, beginning of period	59,219	6,571

Cash and cash equivalents, end of period	$56,970	$8,885

Supplemental disclosure of cash flow information:
Interest paid	$—	$66

(1)
See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Basis of Presentation

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

        The Company is the successor corporation of the May 2002 merger of Occam Networks, Inc., a private California corporation, with Accelerated Networks, Inc., a publicly-traded Delaware corporation. Occam Networks was incorporated in California in July 1999. Accelerated was incorporated in California in October 1996 under the name "Accelerated Networks, Inc." and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references to "Occam Networks," "Occam" or the "Company" refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to as "Occam CA."

Basis of Presentation

        The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2006 is derived from Occam's audited consolidated financial statements included in its Annual Report on Form 10-K. These consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements include management's estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

        Prior to January 1, 2007, Occam prepared its consolidated financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam's accounting quarters did not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31. Effective January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar quarter- and year-ends.

        On February 23, 2006, Occam announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol "OCNW". As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to approximately 2.27 shares of common stock. The share information in the accompanying consolidated financial statements reflects this reverse stock split.

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

        In addition to the aforementioned general policy, Occam enters into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to its customers as needed to assist them in installation or use of its products, and makes provisions for these costs in the periods of sale. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

  •
  the delivered item(s) has value to the client on a stand-alone basis;

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

        If these criteria are not met, then sales revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value.

        In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service (RUS). The terms of the RUS contracts provide that in certain instances transfer of title of Occam's products does not occur until customer acceptance. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. Occam believes payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

        Occam further warrants its products for periods up to five years and records an estimated warranty accrual when sales revenue is recognized.

2.  Restatement of Consolidated Financial Statements

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

        On September 9, 2007, the Company's board of directors, based on a recommendation of the audit committee, concluded that the Company should restate its financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal years 2004 and 2005, and the first, second, and third quarters of fiscal 2006. The board of directors also determined that the Company's previously filed financial statements for these periods should not be relied on. On October 16, 2007, the Company filed its Annual Report on Form 10-K with the restated financial statements and issued a press release announcing the final restated financial information and conclusions of the audit committee investigation. The adjustments resulting from the restatement related solely to revenue recognition matters. The restatement adjustments did not affect the Company's reported cash, cash equivalents, and short-term investment balances as of the end of any fiscal period.

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

Summary of the Restatement Adjustments

        The following table sets forth summary restated financial data for the three months ended March 26, 2006 as originally reported and as restated (in thousands, except per share data):

	Three Months Ended
	March 26, 2006	March 26, 2006
	(As reported)	(As restated)
Sales	$14,210	$12,377
Cost of sales	8,390	7,660
Net loss	89	(1,014)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.49)	$(0.65)
Increase in net loss attributable to common stockholders		(1,103)
Increase in basic and diluted net loss per share attributable to common stockholders(1)		$(0.16)

(1)
Per share amounts computed after consideration of beneficial conversion feature charges to common stockholders. See Note 8 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K filed on October 16, 2007.

3.  Inventories

        Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$2	$4
Work-in-process	13	19
Finished goods	9,883	10,412

	$9,898	$10,435

4.  Net Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	March 26, 2006
		(Restated)
Net income (loss) attributable to common stockholders	$29	$(4,451)

Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	19,739	6,899

Dilutive effect off stock options	913	—
Dilutive effect of common stock warrants	13	—

Shares used in computation of diluted net income (loss) per share	20,665	6,899
Basic net income (loss) per share	$0.00	$(0.65)
Diluted net income (loss) per share	$0.00	$(0.65)

        The following table presents common stock equivalents (potential common stock) that are included in the diluted net income per share calculations but excluded from the net loss per share calculations above because their effect on net loss would be antidilutive for the periods indicated (shares in thousands):

	Three Months Ended
	March 31, 2007	March 26, 2006
		(Restated)
Common stock warrants	13	67
Common stock equivalents of convertible preferred stock and warrants	—	8,396
Stock options	946	1,566

Common stock equivalents	959	10,029

5.  Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2014. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the three months ended March 31, 2007 and March 26, 2006, was $325,000 and $169,000,

respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Twelve Months Ending March 31,
2008	$927
2009	890
2010	851
2011	872
2012	894
Thereafter	1,696

Total Minimum Lease Payments	$6,129

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $46,000 of royalty expenses for the three months ended March 31, 2007 and no royalty expense for the three months ended March 26, 2006.

  Legal Proceedings

  2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against Occam and certain of its officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 to April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

        Occam believes it has meritorious defenses in this action and intends to defend itself and its officers vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

Other Matters

        From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that there are no currently pending matters that, if determined adversely to it, would have a material effect on its business or that would not be covered by its existing liability insurance maintained by the Company.

Indemnifications and Guarantees

        Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2007, Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Occam has no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2006.

Purchase Orders

        Under the terms of Occam's contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to meet its estimated sales demand. Certain contract manufacturer agreements include lead-time and cancellation provisions. At March 31, 2007, open purchase orders with contract manufacturers were $7.8 million.

Warranties

        Occam provides standard warranties with the sale of products generally for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam's actual history, projected return and failure rates and current repair costs. The following table summarizes changes in Occam's accrued warranty liability that is included in accrued liabilities (in thousands):

	Three Months Ended
	March 31, 2007	March 26, 2006
		(Restated)
Warranty liability at beginning of period	$1,862	$1,093
Accruals during period	687	622
Warranty utilization	(442)	(308)

Warranty liability at end of period	$2,107	$1,407

6.  Stock Options—Fair Value Disclosures

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exerciseable at December 31, 2006	2,078	$9.59
Granted	24	17.49
Exercised	(31)	6.26
Forfeited or expired	(44)	18.08

Outstanding at March 31, 2007	2,027	9.55	7.67	$8,378
Exerciseable at March 31, 2007	691	$5.16	6.70	$6,059

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

        The following table summarizes the impact of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three months ended March 31, 2007 and March 26, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	March 26, 2006
		(Restated)
Employee stock-based compensation in:
Cost of sales	$102	$41

Research and product development expense	236	126
Sales and marketing expense	205	47
General and administrative expense	170	39

Total SFAS 123(R) stock-based compensation in operating expenses	611	212

Total SFAS 123(R) stock-based compensation	$713	$253

        As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $5.4 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended
	March 31, 2007	March 26, 2006
Risk-free interest rate	4.5%	4.8%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	55%	79%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future volatility. We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration of our industry peers of similar size with similar option vesting periods. Our analysis of stock price volatility and option lives involves management's best estimates at the time of determination. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

7.  Series A-2 Convertible Preferred Stock

        On February 1, 2006, the Company concluded a rights offering to eligible stockholders of record as of December 26, 2005. Each subscription right entitled the stockholder to subscribe for and purchase one share of Series A-2 preferred stock for each 2.27275 shares of common stock held on the record date. Each share of Series A-2 preferred stock had a purchase price of $10.00 and is convertible into shares of Occam's common stock at a conversion price of $4.40, representing a conversion ratio of 2.27275 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, Occam received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million and net proceeds of $2.7 million.

        Each outstanding share of Series A-2 preferred stock was convertible into common stock at a conversion price of $4.40, subject to adjustment. All outstanding shares of Series A-2 preferred stock were automatically convertible into common stock upon the written consent of holders of not less than sixty-six and two-thirds percent (66.67%) of the then outstanding shares of Series A-2 preferred stock.

        The Company recorded beneficial conversion feature ("BCF") charges to net loss attributable to common stockholders of $3.4 million relating to the issuance of the Series A-2 preferred stock in February 2006. The BCFs were calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series A-2 preferred stock is convertible.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "appears," "believes," "continue," "could," "estimates," "expects," "feels," "goal," "hope," "intends," "may," "our future success depends," "plans," "potential," "predicts," "projects," "reasonably," "seek to continue," "should," "thinks," "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II, Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Restatement of Consolidated Financial Statements

        On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. As a result of the review, we determined that our previously filed financial statements for the following periods required restatement: (i) our fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in our fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. The adjustments resulting from the restatement relate solely to revenue recognition matters. The restatement adjustments did not affect our reported cash, cash equivalent and short-term investment balances as of the end of any fiscal period.

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

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of March 31, 2007, we had shipped our BLC platform to over 225 customers.

        From our inception through March 31, 2007, we have incurred cumulative net losses of approximately $109.4 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. While we were modestly profitable on a net income basis for the three months ended March 31, 2007, we had an operating loss for this period of $744,000 and our net income was attributable principally to interest income on our cash balances. Beginning in the second quarter of fiscal 2007, however, we began to experience a softening in our business. We experienced operating and net losses in the second quarter of fiscal 2007 and currently expect to experience operating and net losses for the third quarter and full fiscal year. We believe the softening that we have experienced in our markets since the first quarter of fiscal 2007 is attributable in part to adverse trends affecting our target customer markets, in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and in part to uncertainty surrounding our financial reporting.

        Prior to January 1, 2007, when we adopted a calendar year end for fiscal reporting purposes, we prepared our financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters did not necessarily coincide with the last day of the calendar quarter. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31. Effective with the quarter ended March 31, 2007, we adopted a calendar fiscal-year- and quarter-end.

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

        We included in our Annual Report on Form 10-K for the year ended December 31, 2006 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We did not make changes to such critical accounting policies for the three months ended March 31, 2007.

Results of Operations

        Three months ended March 31, 2007 and March 26, 2006

  Sales

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Sales	$18,987	$12,377

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $6.6 million or 53% to $19.0 million for the three months ended March 31, 2007 as compared to sales of $12.4 million for the three months ended March 26, 2006. This increase was primarily attributable to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. We do not expect our revenues in future periods to grow at the same rates they have grown during recent periods and expect revenues in 2007 to grow, if at all, only modestly relative to 2006. In particular, beginning in the second quarter of fiscal 2007, we identified a softening in our business that we believe is attributable to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, a shift in our customer base toward longer term loan projects funded by the Rural Utility Service of the United States Department of Agriculture, or RUS, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding from the NASDAQ Global Market.

  Cost of sales and gross margin

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Cost of sales	$11,970	$7,660
Gross profit	$7,017	$4,717
Gross margin	37%	38%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. Cost of sales increased by $4.3 million or 56% to $12.0 million for the three months ended March 31, 2007 as compared to $7.7 million for the three months ended March 26, 2006. The increase in cost of sales during the three months ended March 31, 2007 was attributable primarily to increased shipments and sales of our products.

        Gross profits were stable at 37% of sales in three months ended March 31, 2007 compared to gross profits of 38% of sales for the three months ended March 26, 2006. Cost of sales and gross margin in both periods was adversely affected by additional costs arising from repair costs on certain new products. As of March 31, 2007 and March 26, 2006, we had accruals of $2.1 million and $1.4 million, respectively, to cover estimated repair costs on field units. These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

        We expect that our gross margins will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

  Research and product development expenses

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Research and product development expenses	$2,700	$2,490
Percentage of sales	14%	20%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $0.2 million or 8% to $2.7 million for the three months ended March 31, 2007 as compared to $2.5 million for the three months ended March 26, 2006. The increase in research and product development expenses was attributable to increased personnel-related costs, stock-based compensation charges, and third-party design costs. We expect research and product development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

  Sales and marketing expenses

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Sales and marketing expenses	$3,460	$2,217
Percentage of sales	18%	18%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $1.2 million or 56% to $3.5 million for the three months ended March 31, 2007 as compared to $2.2 million for the three months ended March 26, 2006. This increase was primarily due to increased headcount, commissions and other promotional expenses incurred in an effort to increase sales and market penetration. We expect sales and marketing costs to remain at approximately their current levels through the end of 2007.

  General and administrative expenses

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
General and administrative expenses	$1,601	$931
Percentage of sales	8%	8%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased by $0.7 million or 72% to approximately $1.6 million for the three months ended March 31, 2007 as compared to $0.9 million for the three months ended March 26, 2006. General and administrative expenses increased primarily due to increased legal and accounting fees, stock-based compensation charges, salaries and other personnel-related costs. We expect our general and administrative expenses to increase substantially in 2007, in large part due to professional fees and expenses resulting from the audit committee review of our revenue recognition practices, increased headcount, and the cost of remediating internal control deficiencies identified in connection with the audit committee review. In the three months ended March 31, 2007, we incurred approximately $350,000 of professional fees related to the audit committee review. We expect to continue to incur significant general and administrative expenses for the remainder of 2007 as we conclude the audit committee review in October 2007 and incur additional expenses associated with remediation of our internal control deficiencies.

  Stock-based compensation

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Cost of sales	$102	$41
Research and product development	236	126
Sales and marketing	205	47
General and administrative	170	39

Total stock-based compensation	$713	$253

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Effective as of the first quarter of fiscal 2006, we began recording the fair value of our stock-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004). Stock-based compensation expenses increased by $0.4 million or 182% to $0.7 million for the three months ended March 31, 2007 as compared to approximately $0.3 million for the three months ended March 26, 2006. This increase is primarily attributable to a decrease in the estimated forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

  Interest income and expense

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Interest income	$773	$49
Interest expense	—	139

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Interest income increased by $0.7 million or 1,478% to $0.8 million for the three months ended March 31, 2007 as compared to $0.1 million for the three months ended March 26, 2006. This increase in interest income was primarily attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006, and, to a lesser extent, higher interest rates during 2006. Interest expense decreased significantly in the three months ended March 31, 2007 as compared to the three months ended March 26, 2006 due to the repayment of our outstanding debt in early 2006.

  Income tax expense

        For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended March 31, 2007 and March 26, 2006, we provided $0 and $3,000, respectively, for federal and state income taxes.

  Beneficial conversion feature

	Three Months Ended
	March 31, 2007	March 26, 2006
		Restated(1)
Beneficial conversion feature	$—	$3,437

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        For the three months ended March 26, 2006, we recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.4 million related to the issuance of our Series A-2 preferred stock in February 2006. These non-cash charges were calculated using the deemed value of common stock on date of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series A-2 preferred stock was convertible. All outstanding shares of our Series A-2 preferred stock were converted to common stock in November 2006.

Liquidity and Capital Resources

        As of March 31, 2007, we had cash and cash equivalents of $57.0 million compared with $59.2 million as of December 31, 2006. This decrease in cash and cash equivalents was primarily due to a $1.7 million increase in accounts receivable, a $0.5 million increase in prepaid expenses and other assets and $0.5 million in equipment purchases, which were partially offset by non-cash changes to net income. As of March 31, 2007, we had restricted cash of $4.4 million related to performance bonds we are required to post in connection with our RUS contracts.

        Cash used in operating activities was $2.2 million in the three months ended March 31, 2007 as compared to cash provided by operating activities of $2.1 million for the three months ended March 26, 2006. Cash used in operating activities for the three months ended March 31, 2007 consisted primarily of an increase in accounts receivable of $1.7 million and a decrease in deferred revenues of $1.4 million, partially offset by non-cash charges to net income.

        Cash used in investing activities increased by $0.3 million to $0.5 million for the three months ended March 31, 2007, compared to $0.2 million for the three months ended March 26, 2006. This increase in cash used in investing activities was due to leasehold improvement costs incurred in the three months ended March 31, 2007 in anticipation of our move to our new corporate headquarters in Santa Barbara, California.

        Cash provided by financing activities was $0.4 million for the three months ended March 31, 2007 and March 26, 2006. Cash provided by financing activities in the first quarter of 2007 was primarily the result of proceeds from the exercise of stock options and purchases of our stock under our stock purchase plan. In the first quarter of 2006, we received $2.7 million of net proceeds from our rights offering and $0.2 million of proceeds from stock option exercises that were partially offset by $2.6 million of debt repayments.

  Working Capital

        Working capital increased to $67.1 million as of March 31, 2007, compared to $66.1 million as of December 31, 2006.

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

  Contractual Obligations

        A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2006 (in thousands) is included in our Annual Report on Form 10-K for the year ended December 31, 2006.

  Off-Balance Sheet Arrangements

        As of March 31, 2007, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table referenced above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2007, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. We have no liabilities recorded for these agreements as of March 31, 2007.

  Recent Accounting Pronouncements

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

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

        In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We implemented SAB No. 108 effective January 1, 2006 and considered its effect on our financial position, results of operations or cash flows for 2006. See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Statements for information regarding the restatement.

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

ITEM 4.    CONTROLS AND PROCEDURES

    (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

        As more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in revenue recognition and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal 2004 and fiscal 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, contemporaneously with the filing of this Quarterly Report on Form 10-Q, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

        Our audit committee concluded that the restatement was required because of errors in our accounting for (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal 2004 to fiscal 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal 2004 to fiscal 2006; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal 2004 to fiscal 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal 2004 through fiscal 2006 relating principally to errors in accounting for software and software maintenance, customer credits and undelivered free product.

        Our audit committee determined that the foregoing errors resulted from deficiencies in our internal controls, in particular resulting from internal communication failures between our finance and sales departments, a lack of clear understanding by, and communication to, sales personnel of technical accounting rules, understaffed finance functions, and on occasion, failure of finance personnel to apply technical revenue recognition rules correctly. As part of its letter of internal control deficiencies dated October 15, 2007, our current independent registered public accounting firm also identified a material weakness relating to revenue recognition. Our independent registered public accounting firm noted that we did not have policies and procedures in place to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly documented and approved. Our independent registered public accounting firm also cited a lack of understanding of the accounting consequences of modifications to standard terms by certain sales employees and a lack of communication among our sales, engineering, and finance departments to ensure that all sales transactions are properly tracked, documented, approved, and recorded.

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

        As of October 16, 2007, we have implemented the following aspects of the audit committee remediation plan:

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

        Many of the remaining remediation items are in various stages of design and implementation. Over the coming quarters, we expect to invest substantial management time and attention as well as financial resources to complete all of the modifications and improvements necessary to improve our internal controls and related systems.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 1A.    RISK FACTORS

        This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

        Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q.

Risks Related to Our Restatement

Matters relating to or arising from our recent restatement, errors in our historic revenue recognition practices, and weaknesses in our internal controls, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries, and litigation matters, could have a material adverse effect on our business, revenues, operating results, or financial condition.

        As more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q, in March 2007, our audit committee initiated a review of our historic revenue recognition practices that resulted in the restatement of our previously filed financial statements for the fiscal years ended December 26, 2004 and December 25, 2005, each of the interim quarterly periods of such fiscal years, and the first, second, and third quarters of the fiscal year ended December 31, 2006. The audit committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor. On October 16, 2007, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as the Form 10-K and which includes our consolidated financial statements for the year ended December 31, 2006 and our restated financial statements for the years ended December 26, 2004 and December 25, 2005. The circumstances and findings of the audit committee investigation are more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Impact on our Business

        As a result of the investigation, we filed the Form 10-K approximately six and one-half months late, and we also failed until October 2007 to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which had been due in May 2007 and August 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of fiscal 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that has continued into the third quarter of fiscal 2007. We believe this softening has been attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS, and in part to delays in our financial reporting. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects will continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

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

        Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of March 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

        Our audit committee's investigation of revenue recognition issues identified weaknesses and other control deficiencies relating principally to revenue recognition and the processes and procedures associated with customer transactions and interaction with and review by our finance department. As part of its letter of internal control deficiencies dated October 15, 2007, our current independent registered public accounting firm identified a material weakness relating to revenue recognition. Our independent registered public accounting firm noted that we did not have policies and procedures in place to ensure that modifications to, or side agreements associated with, our standard terms of contract are properly documented and approved. Our independent registered public accounting firm also cited a lack of understanding of the accounting consequences of modifications to standard terms by certain sales employees and a lack of communication among our sales, engineering, and finance departments to ensure that all sales transactions are properly tracked, documented, approved, and recorded.

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

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in the Form 10-K and this Form 10-Q, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future.

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

        We have incurred significant losses since our inception. As of March 31, 2007, we had an accumulated deficit of $109.4 million. Although we were profitable in the third and fourth quarters of fiscal 2006 as well as for the fiscal year, our net income declined substantially in the first quarter of 2007, and we were only modestly profitable. We experienced a net loss in the second quarter of 2007, we expect to experience a substantial net loss in the third quarter of fiscal 2007, and we do not expect to be profitable for the full fiscal year. Our net losses in the second and third quarters of fiscal 2007 are attributable in part to reductions in our revenue and in part to increased expenses, in particular professional fees related to our audit committee investigation and restatement. We cannot assure you that we will not continue to incur losses or negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006, and March 31, 2007. We returned to an operating loss position in the second quarter of fiscal 2007, and we do not expect to generate operating income in the third quarter of 2007. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

        In addition, as discussed in this Form 10-Q under Part I, Item 3, our internal controls over financial reporting are currently ineffective, and we will need to expand our finance organization and retain outside advisors to implement adequate and effective financial controls. If we cannot grow or manage our business growth effectively, we may not be able to execute our business strategies and our business, consolidated financial condition and consolidated results of operations would suffer.

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

        In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Quarterly Report on Form 10-Q and others such as:

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        Contemporaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we filed our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2006, in which we restated our consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. The Form 10-K also includes our consolidated financial statements as of December 31, 2006 and December 25, 2005 and for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004.

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

        Unless otherwise indicated, all financial information in this Form 10-Q gives effect to the restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of the Notes to Consolidated Financial Statements.

Background of the Restatement

        In March 2007, as part of our standard closing procedures, a cost accountant in our finance department discovered a customer invoice indicating that a third-party product had been provided to the customer for free. Finance department personnel subsequently discovered a letter in which we committed to provide the customer with the third-party product as well as with extended software maintenance and free training. Upon learning of the letter, our chief financial officer notified our audit committee and our independent registered public accounting firm.

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

        The scope of the initial investigation was to determine the facts surrounding the transaction discovered by finance department personnel in March 2007 and to determine whether other transactions might exist with similar issues that could affect our accounting and reported financial results. Upon determining that other transactions did exist and required further review, our audit committee expanded its investigation accordingly. The investigation covered numerous transactions from 2003 through the first quarter of fiscal 2007. During the course of the investigation, the audit committee's legal counsel and forensic accountants collectively examined approximately 285,000 hard copy and electronic documents and conducted 58 interviews of current and former employees, outside counsel, and customers. The information obtained through this review was analyzed in conjunction with transactional documents, which included customer quotes, proposal responses, purchase orders, contracts, volume purchase arrangements, letters of intent, sales orders, customer correspondence, emails, and other electronic documents. The audit committee's accounting and conduct reviews ultimately focused in particular on a detailed review of our transactions with all value-added resellers, or VARs, shipments of product at or near quarter end, and a comprehensive review of all transactions with 22 significant customers.

        On September 9, 2007, our board of directors, based on a recommendation of our audit committee, concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly fiscal periods, and the first, second, and third quarters of fiscal 2006 and that our previously filed financial statements for these periods should not be relied on. On September 12, 2007, we issued a press release announcing the restatement and non-reliance on our previously published financial information for those periods, and we filed a Current Report on Form 8-K with the SEC disclosing equivalent information.

        On September 28, 2007, our audit committee presented its findings and recommendations relating to the investigation to our board of directors, and these findings are summarized below. At the meeting, our board of directors adopted the findings and recommendations of the audit committee, including a proposed remediation plan regarding internal controls and certain personnel actions.

        On October 16, 2007, we filed the Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our audit committee's investigation. Among other information, we announced that our management had assessed our internal control over financial reporting as of March 31, 2007 and concluded that we had a material weakness and other control deficiencies relating to revenue recognition. As a result, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were not effective as of March 31, 2007.

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

Internal Control Weaknesses and Remediation

        As further discussed in Part I, Item 4 of this Form 10-Q under the caption "Controls and Procedures," during the course of its investigation, our audit committee identified internal control weaknesses relating primarily to the approval, documentation, communication and accounting for transactions with non-standard terms or for commitments of future functionality or features of the products sold. Our audit committee determined that we lacked sufficient guidelines or processes concerning approval of non-standard terms and that we had no consistent practice to ensure that non-standard terms and shipping methods were consistently documented. Although our audit committee identified some recent improvements in our internal controls, it found that control deficiencies existed relating to the documentation of the terms of transactions and the internal controls in place to ensure that such terms were accurately and completely communicated for revenue recognition purposes to our finance department. The audit committee also found weaknesses relating to the failure to apply, or misapplication of, technical accounting rules relating to the timing of revenue recognition. Finally, certain of the control weaknesses related to accounting for VAR transactions and the manner in which we assessed and documented our evaluation of the creditworthiness of these resellers.

        In addition, our audit committee received a letter dated October 15, 2007 from our current independent registered public accounting firm identifying a material weakness relating to revenue recognition and significant deficiencies relating to segregation of duties, post-closing adjusting journal entries, and accounting for parts and fixed asset purchases. Our chief executive officer and our chief financial officer have further determined that, as of March 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

        Our audit committee, with the assistance of special counsel to the audit committee and reflecting input from our current independent registered public accounting firm, has developed a list of identified goals and directives to enhance our internal control over financial reporting, including development of meaningful and comprehensive training programs and protocols for the communication and enforcement of our recently amended and restated code of ethics and conduct. These recommendations are described in greater detail in the discussion under Part I, Item 4, section (b) relating to changes in internal controls. Our full board of directors has adopted these recommendations, and we are in the process of implementing them, in consultation with our independent registered public accounting firm and an independent outside consultant we have retained in connection with the development of our implementation plan for Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 6.    EXHIBITS

  A. Exhibits

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)
	By:	/s/ CHRISTOPHER B. FARRELL Christopher B. Farrell Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: October 16, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
OCCAM NETWORKS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX