Form 10-Q
period 2007-06-30
OCCAM NETWORKS INC/DE
filed 2007-10-16
CIK 1108185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended June 30, 2007
OR
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

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,901	$59,219
Restricted cash	4,665	4,378
Accounts receivable, net	12,772	10,736
Inventories, net	9,185	10,435
Prepaid and other current assets	3,731	933

Total current assets	84,254	85,701
Property and equipment, net	5,316	1,766
Other assets	321	291

Total assets	$89,891	$87,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,811	$7,687
Accrued expenses	7,801	3,899
Deferred sales	5,541	8,029
Current portion of long-term debt	10	—

Total current liabilities	21,163	19,615
Long-term debt	62	—

Total liabilities	21,225	19,615
Commitments and contingencies (note 5)
Stockholders' equity:
Common stock, $0.001 par value, 250,000 shares authorized; 19,765 and 19,713 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	288	288
Additional paid-in capital	178,387	176,947
Warrants	331	331
Accumulated deficit	(110,340)	(109,423)

Total stockholders' equity	68,666	68,143

Total liabilities and stockholders' equity	$89,891	$87,758

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 25, 2006	June 30, 2007	June 25, 2006
		Restated(1)		Restated(1)
	(Unaudited)		(Unaudited)
Sales	$19,237	$12,876	$38,224	$25,253
Cost of sales	12,125	8,018	24,095	15,678

Gross margin	7,112	4,858	14,129	9,575
Operating expenses:
Research and product development	3,040	2,388	5,740	4,878
Sales and marketing	3,591	2,618	7,051	4,835
General and administrative	2,211	982	3,812	1,913

Total operating expenses	8,842	5,988	16,603	11,626

Loss from operations	(1,730)	(1,130)	(2,474)	(2,051)
Interest income, net	784	95	1,557	5

Loss before provision for income taxes	(946)	(1,035)	(917)	(2,046)
Provision for income taxes	—	9	—	12

Net loss	(946)	(1,044)	(917)	(2,058)
Beneficial conversion feature	—	—	—	(3,437)

Net loss attributable to common stockholders	$(946)	$(1,044)	$(917)	$(5,495)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.15)	$(0.05)	$(0.78)
Weighted average shares attributable to common stockholders:
Basic and diluted	19,765	7,133	19,752	7,016
Stock-based compensation included in:
Cost of sales	$21	$77	$123	$118
Research and product development	142	171	378	297
Sales and marketing	73	109	278	156
General and administrative	127	86	297	125

Total stock-based compensation	$363	$443	$1,076	$696

(1)
See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
	(Unaudited)
Operating activities
Net loss	$(917)	$(2,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	652	759
Stock-based compensation expense	1,076	696
Provision for excess and obsolete inventory	232	—
Changes in operating assets and liabilities:
Accounts receivable	(2,036)	412
Inventories	1,018	(4,660)
Prepaid expenses and other current assets	2,828	(188)
Accounts payable and accrued expenses	4,026	2,054
Deferred revenues	(2,488)	5,364

Net cash provided by (used in) operating activities	(1,265)	2,379
Investing activities
Purchases of property and equipment	(4,130)	(478)
Restricted cash	(287)	(1,551)

Net cash used in investing activities	(4,417)	(2,029)
Financing activities
Payments of capital lease obligations and long-term debt	—	(2,557)
Proceeds from issuance of series A-2 preferred stock, net of issuance costs	—	2,723
Common stock issuance costs	(75)	—
Proceeds from employee stock purchase plan	245	—
Proceeds from the exercise of stock options	194	301

Net cash provided by financing activities	364	467

Net increase (decrease) in cash and cash equivalents	(5,318)	817
Cash and cash equivalents, beginning of period	59,219	6,571

Cash and cash equivalents, end of period	$53,901	$7,388

Supplemental disclosure of cash flow information:
Interest paid	$—	$66

(1)
See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Basis of Presentation

        The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2006 is derived from Occam's audited consolidated financial statements included in its Annual Report on Form 10-K. This financial information reflects all material adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the consolidated statements of financial position, results of operations and cash flows for the dates and periods presented. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

        Prior to January 1, 2007, Occam prepared its financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam's accounting quarters did not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31. Effective January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar quarter- and year ends.

        On February 23, 2006, Occam announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol "OCNW.OB." As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to approximately 2.27 shares of common stock. The share information in the accompanying consolidated financial statements reflects this reverse stock split.

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

  •
  there is objective and reliable evidence of the fair value of the undelivered item(s); and

  •
  the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in Occam's control.

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

Summary of the Restatement Adjustments

        The following tables set forth summary restated financial data for the three and six months ended June 25, 2006 as originally reported and as restated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 25, 2006	June 25, 2006	June 25, 2006
	(As reported)	(As restated)	(As reported)	(As restated)
Sales	$16,249	$12,876	$30,459	$25,353
Cost of sales	9,989	8,018	21,679	15,678
Net income (loss)	358	(1,044)	447	(2,058)
Basic net income (loss) per share attributable to common stockholders(1)	$0.05	$(0.15)	$(0.43)	$(0.64)
Diluted net income (loss) per share attributable to common stockholders(1)	$0.02	$(0.15)	$(0.43)	$(0.64)
Increase in net loss attributable to common stockholders		(1,402)		(2,505)
Increase in basic net loss per share attributable to common stockholders		$(0.20)		$(0.21)
Increase in diluted net loss per share attributable to common stockholders		$(0.17)		$(0.21)

(1)
Per-share amounts computed after consideration of beneficial conversion feature charges to common stockholders. See Note 8 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K filed on October 16, 2007.

3. Inventories

        Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$—	$4
Work-in-process	246	19
Finished goods	8,939	10,412

	$9,185	$10,435

4. Net Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 25, 2006	June 30, 2007	June 25, 2007
		(Restated)		(Restated)
Net loss attributable to common stockholders	($946)	($1,044)	($917)	($5,495)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	19,765	7,133	19,752	8,531
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—

Shares used in computation of diluted net income (loss) per share	19,765	7,133	19,752	8,531
Basic and diluted net loss per share	($0.05)	($0.15)	(0.05)	($0.64)

        The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect on net loss would be antidilutive for the periods indicated (shares in thousands):

	Six Months Ended
	June 30, 2007	June 25, 2006
		(Restated)
Common stock warrants	13	13
Commons stock equivalents of convertible preferred stock and warrants	—	8,702
Stock options	695	2,065

Common stock equivalents	708	10,780

5. Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2014. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the six months ended June 30, 2007 and June 25, 2006, was $641,000 and $388,000, respectively.

Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Twelve Months Ending June 30,
2008	$953
2009	860
2010	856
2011	877
2012	899
Thereafter	1,468

Total Minimum Lease Payments	$5,913

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $70,000 of royalty expenses for the six months ended June 30, 2007 and no royalty expense for the six months ended June 25, 2006.

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

Indemnifications and Guarantees

        Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2007, Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Occam has no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.

Purchase Orders

        Under the terms of Occam's contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to meet its estimated sales demand. Certain contract manufacturer agreements include lead-time and cancellation provisions. At June 30, 2007, open purchase orders with contract manufacturers were $7.2 million.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 25, 2006	June 30, 2007	June 25, 2006
		(Restated)		(Restated)
Balance at beginning of period	$2,107	$1,407	$1,862	$1,093
Warranty provision expensed during period	1,134	405	1,821	1,027
Warranty utilization	(469)	(400)	(911)	(708)

Balance at end of period	$2,772	$1,412	$2,772	$1,412

6. Stock Options—Fair Value Disclosures

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Exerciseable at March 31, 2007	2,027	$9.55
Granted	—	—
Exercised	—	—
Forfeited or expired	(37)	9.84

Outstanding at June 30, 2007	1,990	9.55	7.42	$7,098
Exerciseable at June 30, 2007	1,160	$6.99	6.74	$5,480

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

        The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 25, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 25, 2006	June 30, 2007	June 25, 2006
		(Restated)		(Restated)
Employee stock-based compensation in:
Cost of sales	$21	$77	$123	$118

Research and product development expense	142	171	378	297
Sales and marketing expense	73	109	278	156
General and administrative expense	127	86	297	125

Total SFAS 123(R) stock-based compensation in operating expenses	342	366	953	578

Total SFAS 123(R) stock-based compensation	$363	$443	$1,076	$696

        As of June 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options was $5.4 million, which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.

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

	Six Months Ended
	June 30, 2007	June 25, 2006
Risk-free interest rate	5.0%	4.9%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	55%	77%

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

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of June 30, 2007, we had shipped our BLC platform to over 240 customers.

        From our inception through June 30, 2007, we have incurred cumulative net losses of approximately $110.3 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. While we were modestly profitable on a net income basis for the three months ended March 31, 2007, we had an operating loss for this period of $744,000 and our net income was attributable principally to interest income on our cash balances. Beginning in the second quarter of fiscal 2007, however, we began to experience a softening in our business. We experienced operating and net losses in the second quarter of fiscal 2007 and currently expect to experience operating and net losses for the third quarter and full fiscal year. We believe the softening that we have experienced in our markets since the first quarter of fiscal 2007 is attributable in part to adverse trends affecting our target customer markets, in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and in part to uncertainty surrounding our financial reporting.

        Prior to January 1, 2007, when we adopted a calendar year end for fiscal reporting purposes, we prepared our financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters did not necessarily coincide with the last day of the calendar quarter. Effective January 1, 2007, we adopted a calendar fiscal-year and quarter-end. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31.

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

        We included in our Annual Report on Form 10-K for the year ended December 31, 2006 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We did not make changes to such critical accounting policies for the six months ended June 30, 2007.

Results of Operations

        Three-months ended June 30, 2007 and June 25, 2006

  Sales

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Sales	$19,237	$12,876

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $6.4 million or 49% to $19.2 million for the three months ended June 30, 2007 as compared to sales of $12.9 million for the three months ended June 25, 2006. This increase in our sales revenue for the three months ended June 30, 2007 was due to the expansion of our customer base and repeat orders from existing customers. We do not expect our revenues in future periods to grow at the same rates they have grown during recent periods and expect revenues in 2007 to grow, if at all, only modestly relative to 2006. In particular, beginning in the second quarter of fiscal 2007, we identified a softening in our business that we believe is attributable to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, a shift in our customer base toward longer term loan projects funded by RUS, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding from the NASDAQ Global Market.

  Cost of sales and gross margin

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Cost of sales	$12,125	$8,018
Gross profit	$7,112	$4,858
Gross margin	37%	38%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. Cost of sales increased by $4.1 million or 51% to $12.1 million for the three months ended June 30, 2007 as compared to $8.0 million for the three months ended June 25, 2006. The increase in cost of sales during the three months ended June 30, 2007 was attributable primarily to increased shipments and sales of our products and approximately $0.5 million of additional warranty accruals related to design issues associated with a transistor that resulted in potential equipment disruptions and that required a re-engineering effort. We expect to experience additional warranty accruals for this problem in the third quarter of 2007.

        Gross profits were stable at 37% of sales for three months ended June 30, 2007 compared to gross profits of 38% of sales for the three months ended June 25, 2006. Cost of sales and gross margin in both periods was adversely affected by additional costs arising from repair costs on certain new products. As of June 30, 2007 and June 25, 2006, we had accruals of $2.8 million and $1.4 million, respectively, to cover estimated repair costs on field units. These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

        We expect that our gross margins will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

  Research and product development expenses

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Research and product development expenses	$3,040	$2,388
Percentage of sales	16%	19%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $0.6 million or 27% to $3.0 million for the three months ended June 30, 2007 as compared to $2.4 million for the three months ended June 25, 2005. The increase in research and product development expenses was attributable to increased salary and personnel-related costs, stock-based compensation charges, and third-party design costs recorded as non-recurring engineering expenses. We expect research and product development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

  Sales and marketing expenses

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Sales and marketing expenses	$3,591	$2,618
Percentage of sales	19%	20%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $1.0 million or 37% to $3.6 million for the three months ended June 30, 2007 as compared to $2.6 million for the three months ended June 25, 2006. This increase was primarily due to increased headcount, commissions and marketing event expenses. We expect sales and marketing costs to remain at approximately their current levels through the end of 2007.

  General and administrative expenses

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
General and administrative expenses	$2,211	$982
Percentage of sales	11%	8%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased by $1.2 million or 125% to approximately $2.2 million for the three months ended June 30, 2007 as compared to $1.0 million for the three months ended June 25, 2006. General and administrative expenses increased primarily due to increased legal and accounting fees, stock-based compensation charges, salaries and other personnel-related costs. We expect our general and administrative expenses to increase substantially in 2007, in large part due to professional fees and expenses resulting from the audit committee review of our revenue recognition practices, increased headcount, and the cost of remediating internal control deficiencies identified in connection with the audit committee review. In the second quarter of 2007, we incurred approximately $1.2 million of professional fees related to the audit committee review. We expect to continue to incur significant general and administrative expenses for the remainder of 2007 as we conclude the audit committee investigation in October 2007 and incur additional expenses associated with remediation of internal control deficiencies.

  Stock-based compensation

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Cost of sales	$21	$77
Research and product development	142	171
Sales and marketing	73	109
General and administrative	127	86

Total stock-based compensation in operating expenses	342	366

Total stock-based compensation	$363	$443

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Effective as of the first quarter of fiscal 2006, we began recording the fair value of our stock-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004). Stock-based compensation expenses remained stable at $0.4 million for the three months ended June 30, 2007 as compared to $0.4 million for the three months ended June 25, 2006. We anticipate that stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

  Interest income and expense

	Three Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Interest income	$784	$95
Interest expense	—	—

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Interest income increased by $0.7 million or 725% to $0.8 million for the three months ended June 30, 2007, as compared to $0.1 million for the three months ended June 25, 2006. This increase in interest income was primarily attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006, and, to a lesser extent, higher interest rates during 2007.

  Income tax expense

        For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended June 30, 2007 and June 25, 2006, we provided $0 and $9,000, respectively, for federal and state income taxes.

  Six months ended June 30, 2007 and June 25, 2006

  Sales

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Sales	$38,224	$25,253

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Sales increased by $13.0 million or 51% to $38.2 million for the six months ended June 30, 2007 as compared to sales of $25.3 million for the six months ended June 25, 2006. This increase was primarily attributable to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. We do not expect our revenues in future periods to grow at the same rates they have grown during recent periods and expect revenues in 2007 to grow, if at all, only modestly relative to 2006. In particular, beginning in the second quarter of fiscal 2007, we identified a softening in our business that we believe is attributable to adverse trends affecting our target customer markets, delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding from the NASDAQ Global Market.

  Cost of sales and gross margin

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Cost of sales	$24,095	$15,678
Gross profit	$14,129	$9,575
Gross margin	37%	38%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Cost of sales increased by $8.4 million or 54% to $24.1 million for the six months ended June 30, 2007 as compared to $15.7 million for the six months ended June 25, 2006. The increase in cost of sales during the six months ended June 30, 2007 was attributable to increased shipments and sales of our products and approximately $1.8 million of additional warranty accruals related in part to design issues associated with a transistor that resulted in potential equipment disruptions and that required a re-engineering effort. We expect to experience additional warranty accruals for this problem in the third quarter of 2007.

        Gross profits were stable at 37% of sales in the six months ended June 30, 2007 compared to gross profits of 38% of sales for the six months ended June 25, 2006. Cost of sales and gross margin in both periods was adversely affected by additional costs arising from repair costs on certain new products. As of June 30, 2007 and June 25, 2006, we had accruals of $2.8 million and $1.4 million, respectively, to cover estimated repair costs on field units. These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

        We expect that our gross margins will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

  Research and product development expenses

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Research and product development expenses	$5,740	$4,878
Percentage of sales	15%	19%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Research and product development expenses increased by $0.9 million or 18% to $5.7 million for the six months ended June 30, 2007 as compared to $4.9 million for the six months ended June 25, 2006. The increase in research and product development expenses was attributable to increased personnel-related costs and third-party design costs. We expect research and product development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

  Sales and marketing expenses

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Sales and marketing expenses	$7,051	$4,835
Percentage of sales	18%	19%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Sales and marketing expenses increased by $2.2 million or 46% to $7.1 million for the six months ended June 30, 2007 as compared to $4.8 million for the six months ended June 25, 2006. This increase was primarily due to increased headcount, commissions and marketing events. We expect sales and marketing costs to remain at approximately their current levels for the rest of 2007.

  General and administrative expenses

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
General and administrative expenses	$3,812	$1,913
Percentage of sales	10%	8%

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        General and administrative expenses increased by $1.9 million or 99% to approximately $3.8 million for the six months ended June 30, 2007 as compared to $1.9 million for the six months ended June 25, 2006. General and administrative expenses increased primarily due to increased legal and accounting fees, resulting from the audit committee review of our revenue recognition practices and from the cost of implementing certain remedial measures to address internal control weaknesses identified in the review. We expect to continue to incur significant general and administrative expenses for the remainder of 2007 as we conclude the audit committee investigation in October 2007 and incur additional expenses associated with remediation of internal control deficiencies.

  Stock-based compensation

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Cost of sales	$123	$118
Research and product development	378	297
Sales and marketing	278	156
General and administrative	297	125

Total stock-based compensation in operating expense	$953	$578

Total stock-based compensation	$1,076	$696

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Stock-based compensation expenses increased by $0.4 million or 55% to $1.1 million for the six months ended June 30, 2007 as compared to approximately $0.7 million for the six months ended June 25, 2006. This increase is primarily attributable to a change in the forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

  Interest income and expense

	Six Months Ended
	June 30, 2007	June 25, 2006
		Restated(1)
Interest income	$1,557	$5
Interest expense

(1)
See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements, beginning on page 6.

        Interest income increased by $1.6 million or 981% to $1.6 million for the six months ended June 30, 2007, as compared to $5,000 for the six months ended June 25, 2006. This increase in interest income was primarily attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006 and, to a lesser extent, higher interest rates during 2007.

  Income tax expense

        For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the six months ended June 30, 2007 and June 25, 2006, we provided $0 and $12,000, respectively, for federal and state income taxes.

Liquidity and Capital Resources

        As of June 30, 2007, we had cash and cash equivalents of $53.9 million compared with $59.2 million as of December 31, 2006. This decrease in cash and cash equivalents for the six months ended June 30, 2007 was due to a $2.0 million increase in accounts receivable, a $2.8 million increase in prepaid expenses, a $2.5 million decrease in deferred revenue and $4.1 million in equipment purchases, which were partially offset by non-cash charges to net income.

        As of June 30, 2007, we had restricted cash of $4.7 million related to performance bonds we are required to post in connection with our RUS contracts.

        Cash used in operating activities was $1.3 million in the six months ended June 30, 2007 as compared to cash provided by operating activities of $2.4 million for the six months ended June 25, 2006. This increase was primarily due to a $2.0 increase in accounts receivable, a $2.8 million increase in prepaid expenses and a $2.5 million decrease in deferred revenue, partially offset by a $1.0 million decrease in inventory and a $4.0 million decrease in accounts payable and accrued expenses.

        Cash used in investing activities was $4.4 million for the six months ended June 30, 2007, compared to $2.0 million for the six months ended June 25, 2006. Cash used in investing activities during the first six months of 2007 was primarily related to leasehold improvements and purchases of equipment for our new corporate headquarters in Santa Barbara, California.

        Cash provided by financing activities was $0.4 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 25, 2006. Cash provided by financing activities during the first six months of 2007 was the result of proceeds from the exercise of stock options and stock purchases under our employee stock purchase plan. In the first six months of 2006, we received

$2.7 million of net proceeds from our rights offering of Series A-2 preferred stock and $0.3 million in proceeds from stock option exercises, partially offset by $2.6 million in debt repayments.

Working Capital

        Working capital decreased to $63.1 million as of June 30, 2007, compared to $66.1 million as of December 31, 2006.

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

  Off-Balance Sheet Arrangements

        As of June 30, 2007, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table referenced above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2007, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. We have no liabilities recorded for these agreements as of June 30, 2007.

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

ITEM 4.    CONTROLS AND PROCEDURES

    (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

        As more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q, in March 2007, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in revenue recognition and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal 2004 and fiscal 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, contemporaneously with the filing of this Quarterly Report on Form 10-Q, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

        Our audit committee concluded that the restatement was required because of errors in our accounting for (i) commitments to certain customers in connection with sales for features or deliverable that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal 2004 to fiscal 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal 2004 to fiscal 2006; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal 2004 to fiscal 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal 2004 through fiscal 2006 relating principally to errors in accounting for software and software maintenance, customer credits, and undelivered free product.

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

  •
  retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other "liaison" areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract.

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

        As more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q, in March 2007, our audit committee initiated a review of our historic revenue recognition practices that resulted in the restatement of our previously filed financial statements for the fiscal years ended December 26, 2004 and December 25, 2005, each of the interim quarterly periods of such fiscal years, and the first, second, and third quarters of the fiscal year ended December 31, 2006. The audit committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor. On October 16, 2007, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 31, 2006, which we refer to as the Form 10-K and which, includes our consolidated financial statements for the year ended December 31, 2006 and our restated financial statements for the years ended December 26, 2004 and December 25, 2005. The circumstances and findings of the audit committee investigation are more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Impact on our Business

        As a result of the investigation, we filed the Form 10-K approximately six and one-half months late, and we also failed until October 2007 to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which had been due in August 2007 and May 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of fiscal 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that has continued into the third quarter of fiscal 2007. We believe this softening has been attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS, and in part to delays in our financial reporting. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects will continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

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

        Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of June 30, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

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

        We expect that we will be required to comply with Section 404 of the Sabanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2007. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

        We have incurred significant losses since our inception. As of June 30, 2007, we had an accumulated deficit of $110.4 million. Although we were profitable in the third and fourth quarters of fiscal 2006 as well as for the fiscal year, our net income declined substantially in the first quarter of 2007, and we were only modestly profitable. We experienced a net loss in the second quarter of 2007, we expect to experience a substantial net loss in the third quarter of fiscal 2007, and we do not expect to be profitable for the full fiscal year. Our net losses in the second and third quarters of fiscal 2007 are attributable in part to reductions in our revenue and in part to increased expenses, in particular professional fees related to our audit committee investigation and restatement. We cannot assure you that we will not continue to incur losses or negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006, and March 31, 2007. We returned to an operating loss position in the second quarter of fiscal 2007, and we do not expect to generate operating income in the third quarter of 2007. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        Contemporaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 we filed our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2006, in which we restated our consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. The Form 10-K also includes our consolidated financial statements as of December 31, 2006 and December 25, 2005 and for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004.

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

        On October 16, 2007, we filed the Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our audit committee's investigation. Among other information, we announced that our management had assessed our internal control over financial reporting as of June 30, 2007 and concluded that we had a material weakness and other control deficiencies relating to revenue recognition. As a result, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were not effective as of June 30, 2007.

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
OCCAM NETWORKS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Unaudited
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