Form 10-Q
period 2007-09-30
OCCAM NETWORKS INC/DE
filed 2007-11-14
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-33069

OCCAM NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6868 Cortona Drive Santa Barbara, California	93117
(Address of principal executive office)	(Zip Code)

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

                As of September 30, 2007, the number of shares outstanding of the registrant’s common stock was 19,764,927 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,262	$59,219
Restricted cash	9,008	4,378
Accounts receivable, net	13,891	10,736
Inventories, net	10,870	10,435
Prepaid and other current assets	5,912	933
Total current assets	82,943	85,701
Property and equipment, net	8,636	1,766
Other assets	321	291
Total assets	$91,900	$87,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,552	$7,687
Accrued expenses	8,743	3,899
Deferred sales	9,288	8,029
Current portion of long-term debt	12	—
Total current liabilities	27,595	19,615
Long-term debt	56	—
Total liabilities	27,651	19,615
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized; 19,765 and 19,713 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	288	288
Additional paid-in capital	178,876	176,947
Warrants	331	331
Accumulated deficit	(115,246)	(109,423)
Total stockholders’ equity	64,249	68,143
Total liabilities and stockholders’ equity	$91,900	$87,758

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
		Restated(1)		Restated(1)
	(Unaudited)		(Unaudited)
Sales	$15,660	$20,775	$53,884	$46,028
Cost of sales	9,959	12,998	34,054	28,676
Gross margin	5,701	7,777	19,830	17,352
Operating expenses:
Research and product development	3,245	2,269	8,985	7,147
Sales and marketing	3,728	2,834	10,779	7,669
General and administrative	4,218	1,118	8,030	3,031
Total operating expenses	11,191	6,221	27,794	17,847
Income (loss) from operations	(5,490)	1,556	(7,964)	(495)
Interest income, net	584	61	2,141	66
Income (loss) before provision for income taxes	(4,906)	1,617	(5,823)	(429)
Provision for income taxes	—	13	—	25
Net income (loss)	(4,906)	1,604	(5,823)	(454)
Beneficial conversion feature	—	—	—	(3,437)
Net income (loss) attributable to common stockholders	$(4,906)	$1,604	$(5,823)	$(3,891)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.25)	$0.22	$(0.29)	$(0.55)
Diluted	$(0.25)	$0.09	$(0.29)	$(0.55)
Weighted average shares attributable to common stockholders:
Basic	19,765	7,279	19,756	7,104
Diluted	19,765	16,909	19,756	7,104

Stock-based compensation included in:
Cost of sales	$71	$65	$194	$183
Research and product development	164	198	542	522
Sales and marketing	144	159	422	316
General and administrative	110	118	407	243
Total stock-based compensation	$489	$540	$1,565	$1,264

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
	(Unaudited)
Operating activities
Net loss	$(5,823)	$(454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,186	1,065
Stock-based compensation expense	1,565	1,264
Provision for excess and obsolete inventory	645	—
Changes in operating assets and liabilities:
Accounts receivable	(3,155)	(1,595)
Inventories	(1,080)	(3,947)
Prepaid expenses and other current assets	(3,434)	(244)
Accounts payable and accrued expenses	6,709	1,252
Deferred sales	1,259	2,796
Net cash provided by (used in) operating activities	(2,128)	137
Investing activities
Purchases of property and equipment	(7,988)	(730)
Restricted cash	(4,630)	(907)
Purchase of investment	(1,575)	—
Net cash used in investing activities	(14,193)	(1,637)
Financing activities
Payments of capital lease obligations and long-term debt	—	(2,557)
Proceeds from issuance of series A-2 preferred stock, net of issuance costs	—	2,723
Proceeds from employee stock purchase plan	245	—
Proceeds from the exercise of stock options	194	420
Common stock issuance costs	(75)	—
Net cash provided by financing activities	364	586
Net decrease in cash and cash equivalents	(15,957)	(914)
Cash and cash equivalents, beginning of period	59,219	6,571
Cash and cash equivalents, end of period	$43,262	$5,657
Supplemental disclosure of cash flow information:
Interest paid	$3	$66

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.

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

                The Company is the successor corporation of the May 2002 merger of Occam Networks, Inc., a private California corporation, with Accelerated Networks, Inc. (“Accelerated”), a publicly-traded Delaware corporation. Occam Networks was incorporated in California in July 1999. Accelerated was incorporated in California in October 1996 under the name “Accelerated Networks, Inc.” and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction, in which Accelerated succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references to “Occam Networks,” “Occam” or the “Company” refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to as “Occam CA.”

Basis of Presentation

                The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2006 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2007. This financial information reflects all material adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the consolidated statements of financial position, results of operations and cash flows for the dates and periods presented. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

                Prior to January 1, 2007, Occam prepared its financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, Occam’s accounting quarters did not necessarily coincide with the last day of the calendar month. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31. Effective January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar quarter and year ends.

                On February 23, 2006, Occam announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006 and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol “OCNW.OB.” The share information in the accompanying consolidated financial statements reflects this reverse stock split.

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

•                  there is objective and reliable evidence of the fair value of the undelivered item(s); and

•                  the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in Occam’s control.

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

                In certain circumstances, Occam enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service (“RUS”). The terms of the RUS contracts provide that in certain instances transfer of title of Occam’s products does not occur until customer acceptance. In these cases, Occam does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. Occam believes payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

                Occam further warrants its products for periods up to five years and records an estimated warranty accrual when sales revenue is recognized.

2. Restatement of Consolidated Financial Statements

                In March 2007, the Company’s chief financial officer notified its audit committee and independent registered public accounting firm that the finance department had discovered a letter, in which the Company had committed to provide a customer with a free third-party product as well as extended software maintenance and free training. In response, the audit committee initiated a review of the transaction, with the assistance of outside legal counsel and a forensic accounting and technology service firm. Subsequently, the audit committee obtained independent legal counsel to review the conduct of persons involved. Upon determining that other similar transactions existed, the audit committee expanded the scope of its investigation to cover numerous transactions from 2003 through the first quarter of fiscal 2007. Among other matters, during the course of the investigation, the audit committee, assisted by its independent forensic accountants and legal advisors, reviewed the Company’s practices relating to the following:

•                  commitments to provide customers with software, hardware and software maintenance, hardware and software upgrades, training and other services in connection with customers’ purchases of the Company’s network equipment;

•                  sales to value added resellers; and

•                  use of intermediate shipping vendors in connection with shipments of products at the end of quarters falling on weekends.

                On September 9, 2007, the Company’s board of directors, based on a recommendation of the audit committee, concluded that the Company should restate its financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal years 2004 and 2005, and the first, second, and third quarters of fiscal year 2006. The board of directors also determined that the Company’s previously filed financial statements for these periods should not be relied on.

On October 16, 2007, the Company filed its Annual Report on Form 10-K with the restated financial statements and issued a press release announcing the final restated financial information and conclusions of the audit committee investigation. The adjustments resulting from the restatement related solely to revenue recognition matters. The restatement adjustments did not affect the Company’s reported cash and cash equivalents balances as of the end of any fiscal period.

                The principal accounting issues resulting in the need to restate the Company’s financial statements were derived from (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services; (ii) sales to value-added resellers where the resellers did not have the ability to pay the Company for these sales independent of payment to them by the end-user; and (iii) for certain quarters ending on weekends, the Company’s use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment.

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

Summary of the Restatement Adjustments

                The following tables set forth summary restated financial data for the three and nine months ended September 24, 2006 as originally reported and as restated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 24, 2006	September 24, 2006	September 24, 2006
	(As reported)	(As restated)	(As reported)	(As restated)
Sales	$18,066	$20,775	$48,525	$46,028
Cost of sales	11,690	12,998	30,068	28,676
Net income (loss)	203	1,604	649	(454)
Basic net income (loss) per share attributable to common stockholders(1)	$0.03	$0.22	$(0.39)	$(0.55)
Diluted net income (loss) per share attributable to common stockholders(1)	$0.01	$0.09	$(0.39)	$(0.55)
Increase in net income (loss) attributable to common stockholders	—	1,401	—	(1,103)
Increase in basic net income (loss) per share attributable to common stockholders	$—	$0.19	$—	$(0.16)
Increase in diluted net income (loss) per share attributable to common stockholders	$—	$0.08	$—	$(0.16)

(1)          Per-share amounts computed after consideration of beneficial conversion feature charges to common stockholders. See Note 8 of Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed on October 16, 2007.

3. Inventories

                Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$—	$4
Work-in-process	7	19
Finished goods	10,863	10,412
	$10,870	$10,435

4. Net Income (Loss) Per Share

                The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
		(Restated)		(Restated)
Net income (loss) attributable to common stockholders	$(4,906)	$1,604	$(5,823)	$(3,891)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	19,765	7,279	19,756	7,104
Dilutive effect of conversion of Series A-2 Preferred Shares	—	8,590	—	—
Dilutive effect of stock options	—	1,027	—	—
Dilutive effect of common stock warrants	—	13	—	—
Shares used in computation of diluted net income (loss) per share	19,765	16,909	19,756	7,104
Basic net income (loss) per share	$(0.25)	$0.22	$(0.29)	$(0.55)
Diluted net income (loss) per share	$(0.25)	$0.09	$(0.29)	$(0.55)

                The following table presents common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect on net loss would be antidilutive for the periods indicated (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
		(Restated)		(Restated)
Common stock warrants	13	—	13	13
Common stock equivalents of convertible preferred stock and warrants	—	—	—	8,590
Stock options	673	—	770	1,027
Common stock equivalents	686	—	783	9,630

5. Commitments and Contingencies

                At September 30, 2007, the Company had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $8.5 million primarily related to inventory purchases.  The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2014. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the nine months ended September 30, 2007 and September 24, 2006, was $769,000 and $588,000, respectively. Our contractual obligations as of September 30, 2007 are as follows (in thousands):

Twelve Months Ending September 30,	Minimum Lease Payments	Purchase Commitments
2008	$947	$8,491
2009	862	—
2010	884	—
2011	899	—
2012	905	—
Thereafter	1,240	—
Total Payments	$5,737	$8,491

                Royalties

                From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred $98,000 and $109,000 of royalty expenses for the nine months ended September 30, 2007 and September 24, 2006, respectively.

                Legal Proceedings

                2007 Class Action Litigation

                On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against the Company and certain of its officers. The complaints alleged that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company’s financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 to April 17, 2007, damages of an unspecified amount.

                On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

                Occam believes it has meritorious defenses in this action and intends to defend itself and its officers vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

                IPO Allocation Litigation

                In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint, or consolidated complaint, on April 19, 2002. The consolidated complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003, a motion to dismiss filed by the issuer defendants was heard, and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against the Company.

                On October 13, 2004 the court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, Plaintiff filed a motion to certify a new class. An opposition brief is due on December 21, 2007, and a reply brief is due on February 15, 2008.

                Prior to the Second Circuit’s December 5, 2006 ruling, the Company agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the court for approval. The settlement would have provided, among other things, for a release of the Company and the individual defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the defendants’ insurers regarding recovery from the underwriter defendants and other consideration from defendants regarding the underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

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

Indemnifications and Guarantees

                Occam enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, Occam generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of Occam’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, Occam has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and Occam has agreed to indemnify certain investors for liabilities they may incur in connection with the exercise of registration rights. The maximum potential amount of future payments Occam could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2007, Occam has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Occam had no liabilities recorded for these agreements as of September 30, 2007 and December 31, 2006.

Purchase Orders

                Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to meet its estimated sales demand. Certain contract manufacturer agreements include lead-time and cancellation provisions. At September 30, 2007, open purchase orders with contract manufacturers were $8.5 million.

Warranties

                Occam provides standard warranties with the sale of products generally for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s history, projected return and failure rates and current repair costs. The following table summarizes changes in Occam’s accrued warranty liability that is included in accrued expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
		(Restated)		(Restated)
Balance at beginning of period	$2,772	$1,412	$1,862	$1,093
Warranty provision expensed during period	837	460	2,658	1,488
Warranty utilization	(612)	(233)	(1,523)	(942)
Balance at end of period	$2,997	$1,639	$2,997	$1,639

6. Accrued expenses

                Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued expenses	$2,821	$1,830
Warranty obligations	2,997	1,862
Deferred rent	2,556	17
Accrued other	369	190
	$8,743	$3,899

7. Stock Options—Fair Value Disclosures

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,990	$9.55
Granted	—	—
Exercised	—	—
Forfeited or expired	(39)	14.14
Outstanding at September 30, 2007	1,951	9.45	7.14	$6,496
Exerciseable at September 30, 2007	1,266	$7.29	6.59	$5,327

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

                The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 24, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
		(Restated)		(Restated)
Employee stock-based compensation in:
Cost of sales	$71	$65	$194	$183
Research and product development expense	164	198	542	522
Sales and marketing expense	144	159	422	316
General and administrative expense	110	118	407	243
Total SFAS 123(R) stock-based compensation in operating expenses	418	475	1,371	1,081
Total SFAS 123(R) stock-based compensation	$489	$540	$1,565	$1,264

                As of September 30, 2007, total unamortized stock-based compensation costs related to non-vested stock options was $4.8 million, which is expected to be recognized over the remaining vesting period of each grant, up to 48 months.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

	Nine Months Ended
	September 30, 2007	September 24, 2006
Risk-free interest rate	4%	5%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	51%	74%

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

8. Series A-2 Convertible Preferred Stock

                On February 1, 2006, the Company concluded a rights offering to eligible stockholders of record as of December 26, 2005. Each subscription right entitled the stockholder to subscribe for and purchase one share of Series A-2 preferred stock for each 2.27275 shares of common stock held on the record date. Each share of Series A-2 preferred stock had a purchase price of $10.00 and was convertible into shares of Occam’s common stock at a conversion price of $4.40, subject to adjustment, representing a conversion ratio of 2.27275 shares of common stock for each share of Series A-2 preferred stock issued. In response to the rights offering, Occam received subscriptions to purchase 343,741 shares of Series A-2 preferred stock for an aggregate purchase price of $3.4 million and net proceeds of $2.7 million

                The Company recorded beneficial conversion feature (“BCF”) charges to net loss attributable to common stockholders of $3.4 million relating to the issuance of the Series A-2 preferred stock in February 2006. The BCF was calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the number of shares of common stock into which the Series A-2 preferred stock was convertible.

                On November 6, 2006, pursuant to an action by written consent signed by holders of greater than 66.67% of the outstanding shares of Series A-2 preferred stock of Occam, all outstanding shares of Series A-2 preferred stock of the Company were converted to shares of common stock of the Company. The rate of conversion was one share of Series A-2 preferred stock for 2.27275 shares of common stock.

9. Subsequent Event

Terawave Asset Purchase

On October 25, 2007, the Company completed its acquisition of substantially all assets of Terawave Communications, Inc., or Terawave, including its patents, patent applications, trademarks and other intellectual property, certain license agreements and other contracts, equipment, supplies, inventories, work in process, cash and accounts receivable.  Terawave’s products include a portfolio of broadband access solutions, incorporating gigabit passive optical network, or GPON, and other technologies. The acquisition was completed pursuant to an asset purchase agreement between the Company and Terawave entered into on September 27, 2007.  Pursuant to the asset purchase agreement, the Company assumed certain liabilities of Terawave including liabilities under certain assigned contracts, inventory purchase commitments of approximately $0.4 million, $0.2 million in Terawave’s transaction expenses and one half of the transfer taxes associated with the sale. The purchase price for the acquisition was $5.3 million and included $3.2 million in cash and the assumption of certain liabilities and purchase commitments of Terawave, the cancellation of bridge financing of $1.9 million and payment of Terawave’s legal fees of $0.2 million .  Of the $1.9 million in loans cancelled in connection with this purchase, $1.6 million in aggregate principal amount of loans were funded to Terawave in the three months ended September 30, 2007.  The Company will also incur transaction and integration-related expenses in connection with the acquisition.  In connection with the acquisition of assets from Terawave, the Company hired 29 former employees of Terawave, including 22 in engineering, 3 in operations and 1 in sales and marketing.

SEC Matter

In advance of the Company’s announcement of the audit committee investigation and pending restatement described under Note 2, the Company advised the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) of these developments.  After the conclusion of the investigation, the Company met with the SEC staff.  On November 13, 2007, the Company received a letter from the SEC staff stating that the investigation as to Occam Networks, Inc. has been completed and that the SEC staff does not intend to recommend any enforcement action by the SEC.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II, Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Restatement of Consolidated Financial Statements

                On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. As a result of the review, we determined that our previously filed financial statements for the following periods required restatement: (i) our fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in our fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25 and September 24, 2006. The adjustments resulting from the restatement relate solely to revenue recognition matters. The restatement adjustments did not affect our reported cash and cash equivalent balances as of the end of any fiscal period.

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

Overview

                We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of September 30, 2007, we had shipped our BLC platform to 258 customers.

                From our inception through September 30, 2007, we have incurred cumulative net losses of approximately $115.2 million. We realized income from operations and were profitable on a net income basis during the quarters ended March 26, 2006, September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis. We have experienced operating losses for each of the first three quarters of

2007 and net losses for the second and third quarters of 2007 and currently expect to experience operating and net losses for the fourth quarter and full year.  For the nine months ended September 30, 2007, we recorded a net loss of $5.8 million, with an operating loss for this period of $8.0 million. Beginning in the second quarter of 2007, we began to experience a softening in our business. We believe this softening is attributable in part to adverse trends affecting our target customer markets, in part to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and in part to uncertainty surrounding our financial reporting.

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

                On October 25, 2007, we completed our acquisition of substantially all assets of Terawave Communications, Inc., or Terawave, including its patents, patent applications, trademarks and other intellectual property, certain license agreements and other contracts, equipment, supplies, inventories, work in process, cash and accounts receivable.  Terawave’s products include a portfolio of broadband access solutions, incorporating gigabit passive optical network, or GPON, and other technologies. The acquisition was completed pursuant to an asset purchase agreement between us and Terawave entered into on September 27, 2007.  Pursuant to the asset purchase agreement, we assumed certain liabilities of Terawave including liabilities under certain assigned contracts, inventory purchase commitments of approximately $0.4 million, $0.2 million in Terawave’s transaction expenses and one half of the transfer taxes associated with the sale. The purchase price for the acquisition was $5.3 million and included $3.2 million in cash and the assumption of certain liabilities and purchase commitments of Terawave, the cancellation of bridge financing of $1.9 million and payment of Terawave’s legal fees of $0.2 million.  Of the $1.9 million in loans cancelled in connection with this purchase, $1.6 million in aggregate principal amount of loans were funded to Terawave in the three months ended September 30, 2007.  We will also incur transaction and integration-related expenses in connection with the acquisition.  In connection with the acquisition of assets from Terawave, we hired 29 former employees of Terawave, including 22 in engineering, 3 in operations and 1 in sales and marketing.  We expect this acquisition to result in additional transition costs over the next several quarters and our financial performance in future periods will depend in part on our ability to incorporate Terawave’s products into our business.

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

                We included in our Annual Report on Form 10-K for the year ended December 31, 2006 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We did not make changes to such critical accounting policies for the three and nine months ended September 30, 2007.

Results of Operations

                Three-months ended September 30, 2007 and September 24, 2006

                Sales

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Sales	$15,660	$20,775

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales decreased by $5.1 million or 25% to $15.7 million for the three months ended September 30, 2007 as compared to sales of $20.8 million for the three months ended September 24, 2006. We believe this decrease in our sales for the three months ended September 30, 2007 was due to a softening in our business attributable to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, a shift in our customer base toward longer term loan projects funded by the United States Department of Agriculture’s Rural Utilities Service, or RUS, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding by the NASDAQ Global Market. Due to these factors, we do not expect our revenues in upcoming periods to grow at the same rates they have grown in past periods and expect revenues in future quarters to grow, if at all, only modestly relative to prior years.

                Cost of sales and gross margin

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Cost of sales	$9,959	$12,998
Gross profit	$5,701	$7,777
Gross margin	36%	37%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. Cost of sales decreased by $3.0 million or 23% to $10.0 million for the three months ended September 30, 2007 as compared to $13.0 million for the three months ended September 24, 2006. The decrease in cost of sales during the three months ended September 30, 2007 was attributable primarily to decreased sales of our products.

                Gross profits were 36% of sales for three months ended September 30, 2007 compared to gross profits of 37% of sales for the three months ended September 24, 2006. Cost of sales and gross margin in both periods were adversely affected by additional costs arising from repair costs on certain new products. As of September 30, 2007 and September 24, 2006, we had accruals of $3.0 million and $1.6 million, respectively, to cover estimated repair costs of field units. These accruals were based upon our experience with failures of certain parts and estimated repair costs.

                We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

                Research and product development expenses

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Research and product development expenses	$3,245	$2,269
Percentage of sales	21%	11%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products. Research and product development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product development expenses increased by $1.0 million or 43% to $3.2 million for the three months ended September 30, 2007 as compared to $2.3 million for the three months ended September 24, 2006. The increase in research and product development expenses was attributable to increased salary and personnel-related costs and third-party design costs recorded as non-recurring engineering expenses. We expect research and product development expenses to continue to increase in future periods as a result of our hiring certain former Terawave engineers in October 2007 and continued investments in our products and technologies.

                Sales and marketing expenses

	Three Months Ended
	September 30, 2007	September24, 2006
		Restated(1)
Sales and marketing expenses	$3,728	$2,834
Percentage of sales	24%	14%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $0.9 million or 32% to $3.7 million for the three months ended September 30, 2007 as compared to $2.8 million for the three months ended September 24, 2006. This increase was primarily due to increased headcount, commissions and marketing event expenses. We expect sales and marketing costs to increase as a result of our hiring of certain former Terawave sales and marketing employees in October 2007, increasing our domestic sales coverage and establishing an international sales presence.

                General and administrative expenses

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
General and administrative expenses	$4,218	$1,118
Percentage of sales	27%	5%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased by $3.1 million or 277% to approximately $4.2 million for the three months ended September 30, 2007 as compared to $1.1 million for the three months ended September 24, 2006. General and administrative expenses increased primarily due to professional fees and expenses resulting from the audit committee review of our revenue recognition practices, increased headcount, and the cost of remediating internal control deficiencies identified in connection with the audit committee review. In the third quarter of 2007, we incurred approximately $2.6 million of professional fees related to the audit committee review. We expect to continue to incur significant general and administrative expenses for the remainder of 2007 as we concluded the audit committee investigation in October 2007 and will incur additional expenses associated with remediation of internal control deficiencies and developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We also expect to incur significant business and system integration expenses related to our purchase of substantially all assets of Terawave.

                Stock-based compensation

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Cost of sales	$71	$65
Research and product development	164	198
Sales and marketing	144	159
General and administrative	110	118
Total stock-based compensation in operating expenses	418	475
Total stock-based compensation	$489	$540

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Effective as of the first quarter of fiscal 2006, we began recording the fair value of our stock-based compensation in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004). Stock-based compensation expenses remained stable at $0.5 million for the three months ended September 30, 2007 as compared to $0.5 million for the three months ended September 24, 2006. We anticipate that stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

                Interest income, net

	Three Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Interest income, net	$584	$61

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Interest income, net increased by $0.5 million or 857% to $0.6 million for the three months ended September 30, 2007, as compared to $61,000 for the three months ended September 24, 2006. This increase in interest income, net was primarily attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006.

                Income tax expense

                For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended September 30, 2007 and September 24, 2006, we provided $0 and $13,000, respectively, for federal and state income taxes.

                Nine months ended September 30, 2007 and September 24, 2006

                Sales

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Sales	$53,884	$46,028

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Sales increased by $7.9 million or 17% to $53.9 million for the nine months ended September 30, 2007 as compared to sales of $46.0 million for the nine months ended September 24, 2006. This increase was primarily attributable to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets.  The increase was partially offset by a softening in our business that was attributable to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, a shift in our customer base toward longer term loan projects funded by RUS, and uncertainty concerning our financial reporting while we were delinquent in our filings with the SEC and subject to a delisting proceeding by the NASDAQ Global Market.  Due to these factors, we do not expect our revenues in upcoming periods to grow at the same rates they have grown in past periods and expect revenues in upcoming quarters to grow, if at all, only modestly relative to prior years.

                Cost of sales and gross margin

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Cost of sales	$34,054	$28,676
Gross profit	$19,830	$17,352
Gross margin	37%	38%

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Cost of sales increased by $5.4 million or 19% to $34.1 million for the nine months ended September 30, 2007 as compared to $28.7 million for the nine months ended September 24, 2006. The increase in cost of sales during the nine months ended September 30, 2007 was attributable to increased shipments and sales of our products and increases of approximately $0.5 million related to additional warranty accruals related to design issues associated with a transistor that resulted in potential equipment disruptions and that required a re-engineering effort.

                Gross margin was stable at  37% of sales for the nine months ended September 30, 2007 compared to gross margin of 38% of sales for the nine months ended September 24, 2006. Cost of sales and gross margin in both periods were adversely affected by additional costs arising from repair costs on certain new products. As of September 30, 2007 and September 24, 2006, we had accruals of $3.0 million and $1.6 million, respectively, to cover estimated repair costs on field units. These accruals were based upon our experience with failures of certain parts and estimated repair costs.

                We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

                Research and product development expenses

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Research and product development expenses	$8,985	$7,147
Percentage of sales	17%	16%

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Research and product development expenses increased by $1.8 million or 26% to $9.0 million for the nine months ended September 30, 2007 as compared to $7.1 million for the nine months ended September 24, 2006. The increase in research and product development expenses was attributable to increased personnel-related costs and third-party design costs. We expect research and product development expenses to increase in future periods as a result of our hiring of certain former Terawave engineers in October 2007 and as we continue to make investments in our products and technologies.

                Sales and marketing expenses

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Sales and marketing expenses	$10,779	$7,669
Percentage of sales	20%	17%

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Sales and marketing expenses increased by $3.1 million or 41% to $10.8 million for the nine months ended September 30, 2007 as compared to $7.7 million for the nine months ended September 24, 2006. This increase was primarily due to increased headcount, commissions and marketing events. We expect sales and marketing costs to increase as a result of our hiring of certain former Terawave sales and marketing employees in October 2007, increasing our domestic sales coverage and establishing an international sales presence.

General and administrative expenses

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
General and administrative expenses	$8,030	$3,031
Percentage of sales	15%	7%

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                General and administrative expenses increased by $5.0 million or 165% to approximately $8.0 million for the nine months ended September 30, 2007 as compared to $3.0 million for the nine months ended September 24, 2006. General and administrative expenses increased primarily due to increased professional fees and expenses resulting from the audit committee review of our revenue recognition practices, increased headcount, and the cost of remediating internal control deficiencies identified in connection with the audit committee review. For the nine months ended September 30, 2007, we incurred approximately $4.2 million of professional fees related to the audit committee review. We expect to continue to incur significant general and administrative expenses for the remainder of 2007 as we concluded the audit committee investigation in October 2007 and will incur additional expenses associated with remediation of internal control deficiencies and developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We also expect to incur significant business and system integration expenses over related to our purchase of certain assets of Terawave.

                Stock-based compensation

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Cost of sales	$194	$183
Research and product development	542	522
Sales and marketing	422	316
General and administrative	407	243
Total stock-based compensation in operating expense	$1,371	$1,081
Total stock-based compensation	$1,565	$1,264

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Stock-based compensation expenses increased by $0.3 million or 24% to $1.6 million for the nine months ended September 30 , 2007 as compared to approximately $1.3 million for the nine months ended September 24, 2006. This increase is primarily attributable to a change in the estimated forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

                Interest income, net

	Nine Months Ended
	September 30, 2007	September 24, 2006
		Restated(1)
Interest income, net	$2,141	$66

(1)                                  See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements, beginning on page 5.

                Interest income, net increased by $2.1 million or 3144% to $2.1 million for the nine months ended September 30, 2007, as compared to $66,000 for the nine months ended September 24, 2006. This increase in interest income, net was primarily attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006 and, to a lesser extent, higher average interest rates during the first nine months of 2007.

                Income tax expense

                For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the nine months ended September 30, 2007 and September 24, 2006, we provided $0 and $26,000, respectively, for federal and state income taxes.

Liquidity and Capital Resources

                As of September 30, 2007, we had cash and cash equivalents of $43.3 million compared with $59.2 million as of December 31, 2006. The decrease in cash and cash equivalents for the nine months ended September 30, 2007 of $16.0 million was primarily due to a $4.6 million increase in restricted cash, a $3.2 million increase in accounts receivable, a $5.0 million increase in prepaid expenses and other current assets, of which $1.6 million increase related to the initial investment activity related to Terawave and $8.0 million in equipment purchases, that were partially offset by a $6.7 million increase in accounts payable and accrued expenses in addition to a $1.3 million increase in deferred sales and non-cash charges to net income.

                As of September 30, 2007, we had restricted cash of $9.0 million related to performance bonds we are required to post in connection with our RUS contracts.

                Cash used in operating activities was $2.1 million for the nine months ended September 30, 2007 as compared to cash provided by operating activities of $0.1 million for the nine months ended September24, 2006. This decrease in cash provided by operating activities was primarily due to a $3.2 increase in accounts receivable, a $3.4 million increase in prepaid expenses and a $1.1 million increase in inventory, partially offset by a $1.3 million increase in deferred sales and a $6.7 million increase in accounts payable and accrued expenses.

                Cash used in investing activities was $14.2 million for the nine months ended September 30, 2007, compared to $1.6 million for the nine months ended September 24, 2006. Cash used in investing activities during the first nine months of 2007 was primarily related to leasehold improvements and purchases of equipment for our new corporate headquarters in Santa Barbara, California as well as increases in our restricted cash. Additionally, $1.6 million of cash was used to fund the purchase of certain assets in Terawave.

                Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2007 compared to $0.6 million for the nine months ended September 24, 2006. Cash provided by financing activities during the first nine months of 2007 was the result of proceeds from the exercise of stock options and stock purchases under our employee stock purchase plan. In the first nine months of 2006, we received $2.7 million of net proceeds from our rights offering of Series A-2 preferred stock and $0.4 million in proceeds from stock option exercises, partially offset by $2.6 million in debt repayments.

Working Capital

                Working capital decreased to $55.3 million as of September 30, 2007, compared to $66.1 million as of December 31, 2006.

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

                Contractual Obligations

                A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of September 30, 2007 (in thousands) is included in Note 5, “Commitments and Contingencies,” in Notes to Consolidated Financial Statements, beginning on page 7.

                Off-Balance Sheet Arrangements

                As of September 30, 2007, we had no material off-balance sheet arrangements, other than the purchase commitments and operating leases described in the contractual obligations table referenced above.

                Indemnification Obligations

                We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2007, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. We have no liabilities recorded for these agreements as of September 30, 2007.

                Recent Accounting Pronouncements

                In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position, although we are continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

                In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our consolidated results of operation and financial condition.

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. We are currently assessing the impact that SFAS No. 157 may have on our results of operations and financial position.

                In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We implemented SAB No. 108 effective January 1, 2006 and considered its effect on our financial position, results of operations or cash flows for 2006. See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Statements for information regarding the restatement.

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

ITEM 4.  CONTROLS AND PROCEDURES

                (a)  Evaluation of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

                The purpose of this evaluation was to determine whether as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential.

                As more fully described in Part II, Item 5 of this Quarterly Report on Form 10-Q, in March 2007, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in revenue recognition and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal year 2004 and fiscal year 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

                Our audit committee concluded that the restatement was required because of errors in our accounting for (i) commitments to certain customers in connection with sales for features or deliverable that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services, for which we prematurely recognized approximately $9.3 million in revenue from fiscal year 2004 to fiscal year 2006; (ii) sales to value-added resellers where the resellers did not have the ability to pay us for these sales independent of payment to them by the end-user, for which we prematurely recognized approximately $20.2 million in revenue from fiscal year 2004 to fiscal year 2006; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment, for which we prematurely recognized approximately $2.3 million in revenue from fiscal year 2004 to fiscal year 2006. In addition, we prematurely recognized approximately $1.1 million of revenue from fiscal year 2004 through fiscal year 2006 relating principally to errors in accounting for software and software maintenance, customer credits, and undelivered free product.

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

                (b)  Changes in Internal Control Over Financial Reporting

                On September 28, 2007, our audit committee presented the findings and recommendations of its internal investigation to our board of directors, including a proposed remediation plan regarding internal control over financial reporting. Our board of directors adopted the audit committee’s remediation plan, and we are in the process of implementing it. Remedying the material weakness and other control deficiencies described above will require substantial management time and attention and will result in our incurring substantial incremental expenses, including increasing the size of our finance organization and retaining outside consultants to assist in the implementation of new internal controls. Any failure on our part to remedy our identified control deficiencies or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

                Subject to oversight by our board of directors, our chief executive officer and chief financial officer will be responsible for implementing the internal control remediation plan recommended by our audit committee and approved by our board of directors. We also intend to engage an outside consultant in connection with implementing the remediation plan.

                Our audit committee’s remediation plan consists of the following modifications and improvements in our internal controls relating to the sales and revenue-recognition transaction cycle:

•                  adjust our reporting structure so that finance has direct oversight of sales administration and the sales proposal generation management group;

•                  reorganize our variable compensation plan to ensure that sales personnel are not incentivized to attempt to influence the timing of revenue recognition;

•                  retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other “liaison” areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract.

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

•                  implement policies and procedures that delineate clear roles, responsibilities, and authorization levels for all positions defined as “key” to the revenue recognition transaction cycle;

•                  implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue. Such policies and procedures may include:

•                  standardized language on each customer’s quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement;

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

                As of November 12, 2007, we have implemented the following aspects of the audit committee remediation plan:

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

•                  created and filled a new position in our finance department, director of technical accounting;

•                  retained a senior revenue recognition specialist who reports directly to our chief financial officer and who possesses the experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance; and

•                  implemented controls required to ensure that no items are shipped or provided to the customer without being entered as separate line items in our systems.

Many of the remaining remediation items are in various stages of design and implementation. Over the coming quarters, we expect to invest substantial management time and attention as well as financial resources to complete all of the modifications and improvements necessary to improve our internal controls and related systems.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

2007 Class Action Litigation

                On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company’s financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

                On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. The lead plaintiff must file a consolidated complaint no later than November 16, 2007.

                We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the current complaints or the consolidated complaint due November 16, 2007 could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

                In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. Accelerated Networks was our name prior to the 2002 merger with Occam Networks, Inc. a California Corporation. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint, or consolidated complaint, on April 19, 2002. The consolidated complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003, a motion to dismiss filed by the issuer defendants was heard, and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against us.

                On October 13, 2004 the court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, Plaintiff filed a motion to certify a new class. An opposition brief is due on December 21, 2007, and a reply brief is due on February 15, 2008.

                Prior to the Second Circuit’s December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the court for approval. The settlement would have provided, among other things, for a release of us and the individual defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the defendants’ insurers regarding recovery from the underwriter defendants and other consideration from defendants regarding the underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

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

ITEM 1A.  RISK FACTORS

                This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,”

“intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

                The investigation and resulting restatement could have a material adverse effect on our relationships with customers and customer prospects, has already resulted in the initiation of securities class action litigation, and could result in other civil litigation or formal or informal regulatory inquiries or litigation, any of which could have a material adverse effect on our business, revenues, operating results, or financial condition. Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these matters. Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

Impact on our Business

                As a result of the investigation, we filed our annual report on Form 10-K approximately six and one-half months late, and we also failed until October 2007 to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which had been due in August 2007 and May 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of fiscal 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that has continued into the third quarter of fiscal 2007. We believe this softening has been attributable in part to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture’s Rural Utilities Service, or RUS, and in part to delays in our financial reporting. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects will continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

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

Litigation and Regulatory Matters

                We and certain of our executive officers are defendants in a consolidated federal securities class action. Although a consolidated complaint has not yet been filed, the pre-consolidation complaint alleged that defendants violated sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act by reporting false or misleading revenue from May 2, 2006 through April 17, 2007. This consolidated action is in the preliminary stages. We cannot predict the claims, allegations, class period, or defendants that ultimately will be included in this consolidated complaint. In addition, we cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition. We may become subject to additional litigation, regulatory inquiries, or other proceedings or actions arising out of the audit committee review and the related restatement of our historic financial statements. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

                Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of September 30, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

                Our audit committee’s investigation of revenue recognition issues identified weaknesses and other control deficiencies relating principally to revenue recognition and the processes and procedures associated with customer transactions and interaction with and review by our finance department. As part of its letter of internal control deficiencies dated October 15, 2007, our current independent registered public accounting firm identified a material weakness relating to revenue recognition. Our independent registered public accounting firm noted that we did not have policies and procedures in place to ensure that modifications to, or side agreements associated with, our standard terms of contract are properly documented and approved. Our independent registered public accounting firm also cited a lack of understanding of the accounting consequences of modifications to standard terms by certain sales employees and a lack of communication among our sales, engineering, and finance departments to ensure that all sales transactions are properly tracked, documented, approved, and recorded.

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

We have incurred significant losses since our inception. As of September 30, 2007, we had an accumulated deficit of $115.2 million. We realized income from operations and were profitable on a net income basis for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis. Beginning with the quarter ended June 30, 2007, we began to experience a softening in our business. We have experienced operating losses for each of the first three quarters of 2007 and net losses for the second and third quarters of 2007 and currently expect to experience operating and net losses for the fourth quarter and full year.  For the nine months ended September 30, 2007, we recorded a net loss of $5.8 million, with an operating loss for this period of $8.0 million. We believe the softening that we have experienced in our markets since the first quarter of 2007 is attributable in part to adverse trends affecting our target customer markets, in part to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, and in part to uncertainty surrounding our financial reporting. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

We have derived a substantial majority of our sales in recent years from our BLC 6000 product line. We expect that sales of this product line will continue to account for a substantial majority of our sales for the foreseeable future. Any factors adversely affecting the pricing of, or demand for, our BLC 6000 line, including competition or technological change, could cause our sales to decline materially and our business to suffer.  With our acquisition of certain assets of Terawave Communications, Inc. we are seeking to broaden and expand our product line to include Passive Optical Networking, or PON.  However, we are early in the integration process and the addition of former Terawave products and technology to our business is not expected to significantly reduce our reliance on our BLC 6000 product line.

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

                We enhanced our BLC 6000 platform to support Gigabit Passive Optical Network (GPON)  fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. We recently announced our acquisition of certain assets of Terawave Communications, Inc., including its portfolio of broadband access solutions incorporating gigabit passive optical network, or GPON, and other technologies.  We have since added Terawave’s PON products to our product offering and we intend to continue to integrate former Terawave products and technologies into our product offerings.  The introduction of new products is expected to place pressure on our gross margins as most new products require time and increased sales volumes to achieve cost-saving efficiencies in production. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments, and we may lose current and potential customers.

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

We have experienced significant growth in our sales and operations in recent years. We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. Our historical growth has placed, and any future growth would place, significant demands on our management, as well as our financial and operational resources, as required to:

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

Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as “defects”) that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products after broad deployment and as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. In late 2006 and early 2007, we identified design issues associated with a transistor that resulted in potential equipment disruptions and that required a re-engineering effort. As a result, we expect to increase our warranty accruals in fiscal 2007. Any similar occurrences in the future could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

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

                We may make acquisitions of businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We recently completed the acquisition of certain assets and the assumption of certain liabilities of Terawave Communications and have evaluated, and expect to continue to evaluate, a wide array of other potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our consolidated financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired business, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

If we are not able to effectively integrate and develop the operations of Terawave Communications, Inc., our business may suffer.

In October 2007, we acquired substantially all assets of Terawave Communications, Inc., or Terawave, and hired 29 former employees of Terawave. We are continuing to integrate the products, technology and employees of Terawave into our organizational structure and working towards the effective utilization of the additional technology and workforce. We face various risks as a result of this acquisition including, but not limited to:

•                  our ability to retain and motivate Terawave’s employees;

•                  our ability to retain and develop Terawave’s customers;

•                  the failure or a delay in integrating the technology, operations and workforce of Terawave with our company;

•                  the failure to realize the potential financial or strategic benefits of the acquisition;

•                  the incurrence of substantial unanticipated integration costs;

•                  the diversion of significant management attention and financial resources in assimilating Terawave’s business; or

•                  the disruption of our ongoing business.

If we are not able to successfully integrate and develop Terawave’s assets and personnel, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of intangible assets acquired becomes impaired, we will be required to write down the value of the assets, which would negatively affect our financial results. We may incur liabilities from Terawave including liabilities for intellectual property infringement or indemnification of Terawave’s customers for similar claims that could materially and adversely affect our business. If our efforts to integrate Terawave’s business with our existing business are unsuccessful, our future revenue and operating results could be negatively affected, which could cause our stock price to decline.

Our acquisition of Terawave will make planning and predicting our future growth rates and operating results more difficult.

Our acquisition of Terawave may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We have begun to offer Terawave’s PON products to our existing customer base. However, we cannot predict the level of demand for Terawave’s products from these customers. If we are unable to expand the existing customer base for these products beyond Terawave’s historical customer base, revenues from these products may not grow. We may also incur additional costs in order to customize the existing Terawave products to meet our customer requirements. We expect our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the acquisition, we may not be able to accurately predict:

•                  how the combined business will evolve;

•                  the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses; or

•                  the impairment of goodwill and other intangible assets resulting from the acquisition.

If we are unable to efficiently manage this integration, we may incur additional expenses and experience delays in our engineering and marketing efforts.

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

                In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

                In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are currently a defendant in securities class action litigation arising from our restatement. This litigation or any additional litigation that may be instituted against us could result in substantial costs and a diversion of our management’s attention and resources.

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

Restatement of Consolidated Financial Statements

                On October 16, 2007, we announced that the audit committee of our board of directors had completed its previously announced internal review of our revenue recognition practices. Among other matters, our audit committee, assisted by independent forensic accountants and legal advisors, reviewed our practices relating to the following:

•                  commitments to provide customers with software, hardware and software maintenance, hardware and software upgrades, training and other services in connection with customers’ purchases of our network equipment;

•                  sales to value added resellers; and

•                  use of intermediate shipping vendors in connection with shipments of product at the end of quarters falling on weekends.

                As a result of our audit committee’s review, we identified errors in our previous recognition of revenue and determined that we recognized approximately $33.0 million of revenue prematurely during fiscal years 2004 through 2006. The errors identified by our audit committee’s review pertained to the timing of revenue recognition rather than our ability to collect or ultimately realize revenue from the underlying transactions. Our audit committee did not identify any instances where we recognized revenue that was not ultimately collected or realizable. As a result of the restatement, $4.9 million of previously recorded revenue was deferred as of December 31, 2006. On a restated basis, our net losses were $16.7 million and $7.6 million for the years ended December 26, 2004 and December 25, 2005, respectively, and we had net income of $1.2 million for the year ended December 31, 2006. The restatement adjustments did not affect our previously reported cash, cash equivalent and short-term investment balances in any of the years being restated.

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

                The scope of the initial investigation was to determine the facts surrounding the transaction discovered by finance department personnel in March 2007 and to determine whether other transactions might exist with similar issues that could affect our accounting and reported financial results. Upon determining that other transactions did exist and required further review, our audit committee expanded its investigation accordingly. The investigation covered numerous transactions from 2003 through the first quarter of fiscal 2007. During the course of the investigation, the audit committee’s legal counsel and forensic accountants collectively examined approximately 285,000 hard copy and electronic documents and conducted 58 interviews of current and former employees, outside counsel, and customers. The information obtained through this review was analyzed in conjunction with transactional documents, which included customer quotes, proposal responses, purchase orders, contracts, volume purchase arrangements, letters of intent, sales orders, customer correspondence, emails, and other electronic documents. The audit committee’s accounting and conduct reviews ultimately focused in particular on a detailed review of our transactions with all value-added resellers, or VARs, shipments of product at or near quarter end, and a comprehensive review of all transactions with 22 significant customers.

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

                On October 16, 2007, we filed the Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of our audit committee’s investigation. Among other information, we announced that our management had assessed our internal control over financial reporting as of June 30, 2007 and concluded that we had a material weakness and other control deficiencies relating to revenue recognition. As a result, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were not effective as of June 30, 2007.

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

                Our audit committee also recommended, and our board of directors approved, that a sales director be terminated based on the committee’s conclusion that the sales director had not cooperated during the investigation.

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

Internal Control Weaknesses and Remediation

                As further discussed in Part I, Item 4 of this Form 10-Q under the caption “Controls and Procedures,” during the course of its investigation, our audit committee identified internal control weaknesses relating primarily to the approval, documentation, communication and accounting for transactions with non-standard terms or for commitments of future functionality or features of the products sold. Our audit committee determined that we lacked sufficient guidelines or processes concerning approval of non-standard terms and that we had no consistent practice to ensure that non-standard terms and shipping methods were consistently documented. Although our audit committee identified some recent improvements in our internal controls, it found that control deficiencies existed relating to the documentation of the terms of transactions and the internal controls in place to ensure that such terms were accurately and completely communicated for revenue recognition purposes to our finance department. The audit committee also found weaknesses relating to the failure to apply, or misapplication of, technical accounting rules relating to the timing of revenue recognition. Finally, certain of the control weaknesses related to accounting for VAR transactions and the manner in which we assessed and documented our evaluation of the creditworthiness of these resellers.

                In addition, our audit committee received a letter dated October 15, 2007 from our current independent registered public accounting firm identifying a material weakness relating to revenue recognition and significant deficiencies relating to segregation of duties, post-closing adjusting journal entries, and accounting for parts and fixed asset purchases. Our chief executive officer and our chief financial officer have further determined that, as of September 30, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

SEC Matter

                In advance of the Company’s announcement of the audit committee investigation and pending restatement described under Note 2, the Company advised the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) of these developments.  After the conclusion of the investigation, the Company met with the SEC staff.  On November 13, 2007, the Company received a letter from the SEC staff stating that the investigation as to Occam Networks, Inc. has been completed and that the SEC staff does not intend to recommend any enforcement action by the SEC.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Title
10.80	Asset Purchase Agreement by and among Occam Networks, Inc. and Terawave Communications, Inc. dated September 27, 2007.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC. (Registrant)

	By:	/s/ CHRISTOPHER B. FARRELL
Christopher B. Farrell
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.80	Asset Purchase Agreement by and among Occam Networks, Inc. and Terawave Communications, Inc. dated September 27, 2007.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.