Form 10-K
period 2007-12-31
OCCAM NETWORKS INC/DE
filed 2008-03-11
CIK 1108185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $128.6 million as of June 30, 2007 based upon the closing price on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on December 31, 2007, was 19,773,730 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

OCCAM NETWORKS, INC. AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or this Form 10-K, contains forward-looking statements. These forward-looking statements include, among other things, predictions regarding our future:

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

        Our principal executive offices are located at 6868 Cortona Drive, Santa Barbara, California 93117. Our telephone number at that address is (805) 692-2900. Our website is www.occamnetworks.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Occam is a trademark of Occam Networks, Inc. This Form 10-K also includes other trademarks of Occam and of other companies.

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capabilities of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, websurfing and other high speed data communications services, IP-based television, or IPTV, high-definition television, or HDTV, or in some cases all three of these services, referred to Triple Play. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP services and networks without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services.

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. These are companies that never were a part of the original Bell System. Recently, we have expanded our sales activities to include the Caribbean and certain other international locations, but sales outside North America continue to represent an insignificant portion of our business. As of December 31, 2007, we shipped our BLC platform to over 270 telecommunications customers.

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

  Challenges Faced by Telecom Service Providers

        While telecom service providers historically faced little competition in the market for basic voice services, competition has increased significantly in recent years. Deregulation efforts have generally allowed incumbent, competitive and long-distance telecom service providers to compete with one another. Most cable operators now offer high-speed Internet access and VoIP as part of a Triple Play offering. Specialized service providers such as Vonage Holdings Corp. and eBay's Skype Limited have introduced low-cost VoIP services, and many incumbent service providers have responded by offering their own VoIP services. With the widespread use of mobile telephones, some wireless subscribers have elected to discontinue their traditional wired telephone service. For many telecom service providers, these trends have resulted in pricing pressure for basic voice services, subscriber losses and a reduction in profit margins related to voice services. As consumers now have a greater variety of service providers to choose from, telecom service providers face challenges in differentiating their offerings and retaining customers.

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

  Access Network is the Bottleneck

        Throughout the past decade, telecom service providers have invested considerable resources to upgrade the capacity of their core and metro networks. Core networks connect cities over long distances, while metro networks connect telecom facilities within cities. However, the access network, which serves as the final connection to a residence or business, represents a significant network capacity bottleneck. The access network was originally designed for low-speed voice traffic and is comprised largely of copper telephone lines. In order to overcome the inherent limitations of the access network, service providers deployed first-generation DSL technology. The most prevalent form of this technology generally enables maximum downstream speeds of 1.5 megabits per second, which is far lower than the data transmission rates offered by competing cable companies. These DSL downstream speeds are adequate for basic data applications such as web browsing and emailing, but are less viable for the concurrent or standalone operation of more bandwidth intensive Triple Play services and applications such as HDTV and two-way video conferencing. More recently, enhanced variations of DSL technology supporting greater throughput, including ADSL2Plus and VDSL2, have been standardized, and in the case of ADSL2Plus, have been widely deployed. Enhanced DSL services support bandwidth intensive applications and create a more competitive alternative to cable services. Some service providers have begun replacing portions of their copper access network with a fiber optic technology known as fiber-to-the-premise, or FTTP. Given the cost and effort of replacing copper telephone lines with fiber optic cables, FTTP is today most often deployed in either densely populated regions or new housing developments where a copper access network is not already present.

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

        Networks employing packet-based technologies are generally simpler, more flexible and cheaper to construct and maintain than traditional circuit-switched voice networks. However, the process of transitioning traditional networks to packet-based technologies is lengthy and costly. Most telecom service providers are therefore implementing packet-based technologies gradually and are seeking products that can coexist in circuit-switched and packet-switched networks. Packet-based technologies were first used in core networks to more cost-effectively process long-distance voice and Internet traffic, and were more recently adopted in many metro networks. The next step in this evolution, which has already begun, is the deployment of packet-based technologies such as Ethernet and IP, in the access portion of the network.

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

        Addresses the access network bottleneck.    We have designed our products to address capacity constraints in the local access network. Our platform employs advanced DSL technologies, such as ADSL2Plus, to enable access speeds to the subscriber in excess of 20 megabits per second. In addition, we provide a Point-to-Point Gigabit Ethernet fiber-to-the-premise, or FTTP, blade for our BLC product, enabling dedicated access speeds to the subscriber of up to 1,000 megabits per second. Finally, we recently announced a Gigabit Passive Optical Network (GPON) product family that we currently expect to begin shipping in the second quarter of 2008 that will enable our customers to offer copper, point-to-point and point-to-multipoint (PON) services from the same BLC. By significantly increasing the capacity of local access networks, our customers are able to offer bandwidth-intensive services such as HDTV, on-line gaming and two-way video conferencing.

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

        Integrated and flexible platform.    Our BLC platform performs many of the functions that have traditionally been derived from standalone products dedicated to circuit-switched voice, VoIP, DSL access, fiber optic access, DSL testing and Ethernet switching. We believe the integration of our platform delivers substantial performance advantages while helping our customers to conserve costs, space and power, and simplify their networks by minimizing the number of discrete components. Our platform also features a modular design, allowing our customers to purchase our product with minimal initial investment, and add capacity and features incrementally as their requirements grow. The BLC platform is economical for low-capacity sites, but can scale to support tens of thousands of telephone subscribers from a single site in the network. With the recent introduction of our GPON family of products, and our shipping of point-to-point Gigabit Ethernet FTTP products, our customers have the flexibility to adopt either copper or fiber optic access technologies.

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

        Continue to enhance and extend our product line.    We will continue to enhance our BLC platform to support new technologies and features to address the evolving requirements of our customers. For example, we recently enhanced our BLC platform with support for 10 Gigabit Ethernet transport. We intend to broaden our product line with introduction of new, innovative broadband access products. For example, in fiscal 2007, we announced the introduction of a GPON blade and a line of GPON optical network terminals, or ONTs, providing our customers with a more complete FTTP solution. We also intend to continue to reduce the cost of our new and existing products to bring increased value to our customers.

        Focus initially on independent operating companies.    We currently focus our direct sales and marketing efforts on North American independent operating companies, or IOCs, because, in our experience, they quickly adopt new technologies and are more willing to purchase products from focused suppliers like us. In addition, a number of favorable regulatory, demographic, financial and competitive factors make IOCs attractive target customers for us. IOCs benefit from government funding for telecom projects aimed at increasing broadband access to rural regions. Some of the areas IOCs serve are experiencing population growth as residents leave cities and suburbs for less populated surrounding areas. IOCs are upgrading their local access networks to support population growth and demand for advanced services by deploying advanced copper and fiber-optic broadband access products such as ours. In addition, IOCs tend to be financially stable with excellent credit and payment characteristics.

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

        Continue to prioritize customer satisfaction.    We seek to consistently provide our customers with high levels of support and service throughout the sales cycle and after installation of our products. We believe that our commitment to service and support has been an important contributing factor to our success to date. We plan to expand our customer support and service capabilities to keep pace with the growth in our customer base, and will continue to make customer satisfaction a top priority for our Company.

Products

        BLC 6000 System.    The BLC 6000, our primary product line, was announced in May 2003 and became commercially available in June 2003. The BLC 6000 is an advanced broadband access platform that increases the capacity of local access networks and allows telecom service providers to deliver Triple Play services to their subscribers. The BLC 6000 is a highly-integrated platform that performs functions that have traditionally been delivered by separate voice, video, DSL access, fiber optic access and data networking products. The BLC platform has a modular design composed of a central housing unit, or chassis, and a variety of electronic assemblies or blades to support various services or features. Key elements of the system include:

  •
  Blades.  We offer a variety of blades that transmit traffic upstream and downstream, interconnect various networks and convert circuit-switched voice traffic to VoIP, among other functions. Our blades currently support Gigabit Ethernet, 10 Gigabit Ethernet, ADSL2Plus, and standard telephone service, or POTS. Our current line of blades are summarized in the table below.

Model	Function	Description
6150	Lifeline POTS	Provides 48 POTS ports, multiple Gigabit Ethernet ports, and four T1 ports and converts analog voice traffic to VoIP
6151	Lifeline POTS	Provides 48 POTS ports and converts analog voice traffic to VoIP
6152	Lifeline POTS	Provides 48 ports of POTS, multiple Gigabit Ethernet ports, and converts analog voice traffic to VoIP
6214	ADSL2plus	Provides 48 ADSL2plus ports with integrated POTS splitters for data and video
6244	ADSL2Plus and POTS Blade	Provides for 24 combination POTS and ADSL2Plus ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection
6246	ADSL2plus and POTS	Provides 24 combination POTS and ADSL2plus ports for voice, data and video service delivery and multiple Gigabit Ethernet ports and four T1 ports
6252	ADSL2plus and POTS	Provides 48 combination POTS, multiple Gigabit Ethernet ports and ADSL2plus ports for voice, data and video service delivery
6312	Optical Line Termination	Provides 20 Gigabit Ethernet ports for customer data and video services, optical fiber transport and blade interconnection
6314	Optical Line Termination	Provides 16 Gigabit Ethernet ports for customer data and video services and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6322	GPON Optical Line Termination	Provides 4 GPON OLT ports for customer voice, data and video services, one optical 10Gigabit Ethernet transport port and two copper 10Gigabit interconnection ports. (Announced October 2007 for delivery in 2008)
6440	Optical Packet Transport	Provides 8 T1 ports and Gigabit Ethernet ports for optical fiber transport and blade interconnection
6450	10Gigabit Optical Aggregation	Provides 16 Gigabit Ethernet ports for customer subnetworks and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6640	Subscriber Trunk Gateway	Interconnects VoIP to traditional voice switches using the TR-08 or GR-303 voice interface protocols
6600	Emergency Standalone	Provides local dialing to emergency service facilities and calls between local POTS subscribers during network outages

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

        Optical network terminals.    Our ON 2300 and ON 2400 series of optical network terminals, or ONTs, reside at either residential or business locations and terminate active Gigabit Ethernet FTTP services delivered by the BLC platform. Voice, video and data traffic from the customer premises is fed to the ONT which converts the traffic into optical signals for transmission to the BLC platform. We have introduced two families of ONTs for residential and business applications.

Model	Function	Description
ON 2300	Optical Network Terminal Series	Enables the connection of single family and multi-dwelling units to Point-to-Point GigE FTTH networks
ON 2400	Optical Network Terminal Series	Enables the connection of single family and multi-dwelling units to GPON FTTH networks (Announced October 2007 for delivery in 2008)

        Remote terminal cabinets.    We offer a series of remote terminal cabinets that house our BLC platform and protect the system from harsh environmental conditions. We source these cabinets from third parties who integrate our BLCs with a variety of accessory devices into the cabinets. We offer our customers versions for low-, medium- and high-density deployments in a variety of geographical areas. Our cabinets are environmentally controlled, and we believe they deliver reliable protection with a high degree of deployment flexibility.

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

  •
  improving the scalability of networks that are built with our products; and

  •
  additional elements of our FTTx family, such as ONTs for business and MDUs, and expanded support for 10Gigabit Ethernet aggregation.

Technology

        We have a set of differentiated hardware and software technology elements and skills that we apply to the development of our products. We have recruited a technical staff that possesses a unique combination of telecom and data networking expertise, which we believe provides a critical advantage in the design of our products. Our technical staff is responsible for the introduction of several key developments, including Point-to-Point Gigabit Ethernet FTTP, 10 Gigabit transport, Ethernet Protection Switching, Emergency Standalone and Network Security Management.

        In October 2007, we purchased certain assets of Terawave Communications, Inc., including its gigabit passive optical networking, or GPON, technology. We believe this acquisition, along with the subsequent hiring of certain former Terawave technical personnel, augmented our skills with knowledge of GPON and other standards associated with its development and eventual deployment.

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

        Transport and access interfaces.    Our products interface with a wide variety of communications networks. We have applied our diverse expertise in access and transport interfaces to design a family of blades, providing our customers with significant flexibility in the deployment of our products. Specific interface technologies supported by our platform include: Gigabit Ethernet, 10 Gigabit Ethernet,, ADSL2plus, DS1 and standard POTS telephone service.

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

Customers

        For the year ended December 25, 2005, CT Communications, Inc. accounted for approximately 11% of our revenue. For the year ended December 31, 2006, no single customer accounted for 10% or more of our revenue. For the year ended December 31, 2007 Goldfield Telecom and Farmers Telephone Cooperative accounted for 20% of our revenue, or 10% each.

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

  •
  Strategic partner relationships.  We have established strategic relationships with third parties to market our solutions to larger telecom service providers. We also expect that strategic relationships will be a key component of our international expansion strategy. We believe these relationships allow us to expand our addressable market while focusing our resources on our core strengths.

  •
  Value-added resellers.  We utilize value-added resellers to service small customers in North America that would not be cost-effective for us to address directly. In addition, these value-added resellers provide a range of services, including network design and product installation and configuration, that facilitate the deployment of our products by customers with limited internal capabilities.

        In March 2005, we entered into a strategic relationship with Tellabs and certain of its subsidiaries in which we granted Tellabs, Inc., or Tellabs, certain rights, including (i) a nonexclusive license to integrate certain parts of our Gigabit Ethernet switching and transport subsystems technology into Tellabs' fiber-to-the-curb (FTTC) card products, (ii) rights to manufacture certain of our BLC products, and (iii) exclusive rights to sell such BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. We have agreed not to sell such BLC products to certain identified customers subject to these exclusive rights for a period of two or three years, with the time period depending on the potential customer. In March 2006, we amended this strategic relationship to, among other things, (i) add a requirement that Tellabs purchase directly from us a certain percentage of the BLC products that it sells to the listed exclusive customers, which percentage varies over time, and (ii) reduce the number of prospective customers with respect to whom Tellabs' rights to sell our BLC products are exclusive. In particular, Tellabs' exclusive rights with respect to regional Bell operating companies and large incumbent local exchange carriers are now limited to one incumbent local exchange carrier. Tellabs' exclusivity expired with respect to the large IOCs in March 2007. Tellabs' exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008, unless Tellabs elects to extend the applicable exclusivity periods, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of fees that extend the relevant milestone deadlines. Tellabs is obligated to pay us a royalty for each BLC product sold to one of the listed exclusive customers and each FTTC product sold to any customer by Tellabs under this strategic relationship. We have not realized and do not expect to realize a material amount of revenues from the Tellabs relationship.

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

Technical Service and Customer Support

        Our technical service and customer support organization is responsible for customer training, post-sales technical support and maintenance. We have established a technical assistance center and a test and interoperability lab, which allows us to provide effective and timely customer support 24 hours a day, seven days a week. We work with various third-party engineering, furnishing and installation companies to assist our customers with the design engineering, staging, installation and initial activation of our products. We also employ a staff of interoperability and test engineers to ensure that our products are interoperable with various standards-based network elements including voice gateways, softswitches, DSLAMs, Ethernet switches, DSL modems, optical network terminals, integrated access devices and residential gateways.

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

        We expect to continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $7.4 million, $9.6 million and $13.3 million during the fiscal years ended 2005, 2006 and 2007, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Camarillo, California and Hayward, California.

Patents and Intellectual Property

        We currently rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been granted 24 patents, we also have several additional patent applications pending and we intend to file more patent applications. Our granted patents expire over the next 13 to 15 years. Our patent strategy is designed to protect corporate technology assets, provide access to additional technology through cross-licensing opportunities and create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Manufacturing

        We outsource significant portions of our manufacturing operation to third parties and have entered into a manufacturing outsourcing contract with Flash Electronics, located in Fremont, California, for the manufacture of our BLC 6000 blade products. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer, and delivery to our end customers. Our products are manufactured in the United States, China and Mexico. We design, specify and monitor all applicable testing in order to meet our internal and customer quality standards. Occam is ISO 9001:2000 Certified. ISO 9000:2000 is a series of standards agreed to by the International Organization for Standardization covering various aspects of design, development, production of equipment and distribution.

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

Employees

        As of December 31, 2007, we employed 170 full-time employees in the United States and 4 full-time employees in Canada. Of our total number of employees, 44 were in sales and marketing, 36 were in operations and manufacturing, 67 were in engineering and 25 were in finance and administration. None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

Facilities

        We have lease agreements related to the following properties:

  •
  approximately 51,000 square feet in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014, and which we initially occupied in June 2007;

  •
  approximately 8,340 square feet in Milpitas, California, used primarily for finance and operations purposes, which expires in July 2008;

  •
  approximately 2,930 square feet in Camarillo, California, used primarily for research and product development purposes, which expires in November 2008; and

  •
  approximately 63,000 square feet in Hayward, California, used primarily for research and product development purposes, which expires May 2008.

        We expect to consolidate our Hayward, California and Milpitas, California facilities into one new location in 2008.

        We believe that our facilities adequately meet our current requirements for the foreseeable future and that we will be able to secure additional facilities as needed on commercially acceptable terms.

Backlog

        Our backlog primarily consists of purchase orders from customers for products to be delivered within the next quarter. Our backlog as of December 31, 2007 was approximately $8.0 million. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, allowing customers to cancel orders within negotiated time frames without significant penalty, and other factors that may adversely affect or delay our ability to recognize revenue under applicable revenue recognition rules, our backlog may not be indicative of sales during any subsequent quarter.

Geographic Information

        During our last three years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

ITEM 1A.    RISK FACTORS

        This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

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

        As described in the section captioned "Management's Discussion of Financial Condition and Results of Operations" and Note 3 Restatement of Consolidated Financial Statements of the notes to our consolidated financial statements included in this Annual Report or Form 10-K, in March 2007, our audit committee initiated a review of our historic revenue recognition practices that resulted in the restatement of our previously filed financial statements for the fiscal years ended December 26, 2004 and December 25, 2005, each of the interim quarterly periods of such fiscal years, and the first, second, and third quarters of the fiscal year ended December 31, 2006. The audit committee conducted its investigation and review with the assistance of independent counsel and an independent forensic accounting advisor. On October 16, 2007, we announced the completion of the investigation and filed our Annual Report on Form 10-K for the year ended December 31, 2006, which included our consolidated financial statements for the year ended December 31, 2006 and our restated financial statements for the years ended December 26, 2004 and December 25, 2005.

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

  Impact on our Business

        As a result of the investigation, we filed our 2006 Form 10-K approximately six and one-half months late, and we also failed until October 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which had been due in May 2007 and August 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market, which have since been resolved. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of fiscal 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that continued into the third quarter of fiscal 2007. We believe this softening was attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and in part to delays in our financial reporting. In the fourth quarter of 2007, we experienced an improvement in our business, with both revenues and gross margins increasing significantly from the third quarter. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects may continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

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

  Litigation and Regulatory Matters

        We, certain of our directors and executive officers and others are defendants in a consolidated federal securities class action. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. We cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition. We may become subject to additional litigation, regulatory inquiries, and others, or other proceedings or actions arising out of the audit committee review and the related restatement of our historic financial statements. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of December 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

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

        In their October 2007 letter, our independent registered public accounting firm identified additional control deficiencies that it determined to be significant deficiencies but that it did not deem to be material weaknesses. In particular, it identified a significant deficiency relating to segregation of duties, noting among other things that in certain instances journal entries and account reconciliations were approved by the preparer of the entry or reconciliation. Our independent registered public accounting firm also noted a significant deficiency relating to post-closing adjusting journal entries and recommended that we reassess the timeline of our financial statement process to ensure that we have reasonable time to conclude a thorough financial statement closing process. Finally, our independent registered public accounting firm identified significant deficiencies relating to recording certain purchase transactions, where parts were ordered and accepted by our engineering department, without approval or involvement of our finance department, and where fixed assets were not properly classified for depreciation purposes.

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2007 and the effectiveness of our internal control over financial reporting as of December 31, 2007, our independent registered public accounting firm identified a material weakness and some significant deficiencies in our internal control over financial reporting in a letter dated March 10, 2008. Specifically, our independent registered public accounting firm noted a continuing material weakness relating to revenue recognition and our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded.

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

        We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in connection with this Annual Report on Form 10-K for our year ending December 31, 2007. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. Our management and independent registered public accounting firm have concluded that we did not maintain effective control over financial reporting as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

  •
  increases in warranty accruals and other costs associated with remedying any performance problems relating to our products;

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

        We have incurred significant losses since our inception. As of December 31, 2007, we had an accumulated deficit of $119.8 million. We incurred substantial losses in 2007. We expect to continue to incur losses in 2008. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, and December 31, 2006. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

  •
  our ability to establish and maintain effective internal financial and accounting controls and procedures and restore confidence in our financial reporting;

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

        As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier's product has been installed. As a result, competition among equipment suppliers to secure contracts with potential customers is particularly intense and will continue to place pressure on product pricing. Some of our competitors have in the past and may in the future resort to offering substantial discounts to win new customers and generate cash flows. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability.

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

        In March 2005, we announced a strategic relationship with Tellabs, Inc., or Tellabs, and certain of its subsidiaries in which we granted Tellabs exclusive rights to sell certain of our BLC products to identified categories of customers, including several of the regional Bell operating companies and other large incumbent local exchange carriers as well as a number of large IOCs. In March 2006, we amended this strategic relationship to, among other things, reduce the number of prospective customers with respect to whom Tellabs' rights to sell our BLC products are exclusive. In particular, Tellabs' exclusive right with respect to regional Bell operating companies and large incumbent local exchange carriers is now limited to one incumbent local exchange carrier. To date, sales from the Tellabs relationship have been negligible. We cannot predict whether we will realize material sales from this relationship, particularly given that we have not recognized material sales to date and, as discussed below, our agreement with Tellabs expires with respect to the remaining incumbent local exchange carrier in March 2008. In particular, Tellabs has no minimum purchase commitments under its agreement with us. Moreover, Tellabs is a competitor of ours in certain markets. Although Tellabs has agreed that it will not sell, or help a third party to sell, products that are similar to our BLC products to any of the identified customers where Tellabs has been granted exclusive sales rights, with the exception of these identified exclusive customers, Tellabs remains free to compete with us. Tellabs' agreement not to sell similar products to the exclusive customers expires upon the expiration of Tellabs' exclusivity under our agreement. Tellabs' exclusivity will expire with respect to the remaining large incumbent local exchange carrier in March 2008 and expired with respect to the large IOCs in March 2007, unless Tellabs elects, with respect to the large incumbent local exchange carrier, to extend the applicable exclusivity period, which it may do at its sole discretion, subject to satisfaction of certain milestones or payment of extension fees that extend the relevant milestone deadlines. We have not realized and do not expect to realize a material amount of revenues from this Tellabs relationship. We expect Tellabs to end this resale agreement and the exclusive arrangement relating to one large incumbent local exchange carrier in March 2008.

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

        Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales. In prior periods we have experienced excess and obsolete inventory write-downs which impact the Company's cost of goods sold. This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations.

If our products contain undetected defects, including errors and interoperability issues, we could incur significant unexpected expenses to remedy the defects, which could have a material adverse effect on our sales, results of operations or financial condition.

        Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as "defects") that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products after broad deployment and as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers' networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. In 2007, we experienced higher than average failures of certain assemblies that were fabricated between October 2005 and January 2006 and identified a design issues associated with a transistor that resulted in equipment disruption and that required a rework effort. As a result, we increased our warranty accruals in 2007. Any similar occurrences in the future could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

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

        We may make acquisitions of businesses, products or technologies to expand our product offerings and capabilities, customer base and business. In October 2007, we acquired certain assets and assumed certain liabilities of Terawave Communications and we have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our consolidated financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired business, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

        The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire telecommunications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of our customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service subsidies implemented and administered by the FCC. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive state universal service subsidies. Changes in FCC or state rate regulations or federal or state universal service subsidies or the imposition of taxes on Internet access service, could adversely affect our customers' revenues and capital spending plans. In addition, international regulatory bodies are beginning to adopt standards and regulations for the telecom industry. These domestic and foreign standards, laws and regulations address various aspects of VoIP and broadband use, including issues relating to liability for information retrieved from, or transmitted over, the Internet. Changes in standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against service providers could adversely affect the development of Internet and other IP-based services. This, in turn, could directly or indirectly materially adversely impact the telecom industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

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

        We depend on our proprietary technology for our success and ability to compete. We currently hold 24 issued patents and have several patent applications pending. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the U.S. We cannot assure you that any pending patent applications will result in issued patents, and issued patents could prove unenforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

        We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. From time to time, third parties have asserted against us and may assert against us in the future patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

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

        As of December 31, 2007, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 31.2% of our outstanding common stock. Investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners, collectively control approximately 27.2% of our outstanding common stock. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

        Our shares of common stock began trading on The NASDAQ Global Market in November 2006. An active public market for our shares on The NASDAQ Global Market may not be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We are a party to lease agreements related to the following properties:

  •
  approximately 51,000 square feet of space in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014 and which we initially occupied in June 2007;

  •
  approximately 8,340 square feet of space in Milpitas, California, used primarily for finance and operations purposes, which expires in July 2008;

  •
  approximately 2,930 square feet of space in Camarillo, California, used primarily for research and product development purposes, which expires in November 2008; and

  •
  approximately 63,000 square feet in Hayward, California, used primarily for research and product development purposes, which expires April 2008.

        We expect to consolidate our Hayward, California and Milpitas, California facilities into one new location in 2008.

        We believe that our facilities adequately meet our current requirements and that we will be able to secure additional facilities as needed on commercially acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions relating to our financial statements and internal controls with respect revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased our common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. Lead plaintiff's opposition to these motions is due March 25, 2008. Defendants' reply briefs in support of their motions are due April 24, 2008. A hearing on the motions to dismiss the consolidated complaint is currently set for May 19, 2008.

        We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the "Complaint") on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and Rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. The Court has not ruled on the motion.

        Prior to the Second Circuit's December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A settlement agreement and related agreements were submitted to the Court for approval. The settlement would have provided, among other things, a release of us and of the individual defendants for the conduct alleged to be wrongful in the Complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from us regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate.

        Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to this proposed settlement because we expect any settlement amounts to be covered by our insurance policies.

Threatened Litigation

        In late 2007, we received a letter from Vanessa Simmonds, a putative shareholder of our company, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of our initial public offering, or IPO, and certain unidentified directors, officers and shareholders of our company (then known as Accelerated Networks). We evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam's IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any "short swing profits" obtained by it in violation of Section 16(b). We were named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of our company are named as defendants in this action.

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. We have waived service and will vigorously defend the litigation.

        Due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter, but we believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations. We have not recorded any accruals related to the demand letters or Section 16(b) litigation because we expect any resulting resolution to be covered by our insurance policies.

Other Matters

        From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that, except as described above, there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Stockholders of Occam Networks, Inc. was held on December 28, 2007. At the Annual Meeting, our stockholders approved the following matters with the respective vote counts indicated:

  1)
  Election of Directors:

Name	For	Withheld
Robert L. Howard-Anderson	14,054,636	1,545,560
Steven M. Krausz	14,075,429	1,524,767
Thomas E. Pardun	14,075,253	1,524,943
Robert B. Abbott	14,062,053	1,538,143
Robert E. Bylin	14,042,747	1,557,449
Albert J. Moyer	14,037,212	1,562,984
Brian H. Strom	14,042,760	1,557,436
  2)
  Ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as independent registered public accounting firm for the 2007 fiscal year:

For	Against	Abstain
15,101,884	424,849	73,463

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Our executive officers and their respective ages as of December 31, 2007 are as set forth below:

Name	Age	Position(s) with Occam Networks, Inc.
Robert L. Howard-Anderson	51	President, Chief Executive Officer, and Director
Christopher B. Farrell	36	Chief Financial Officer and Secretary
Gregory R. Dion	54	Vice President of Operations and Information Technology
Nathan Harrell	47	Vice President of Sales
David C. Mason	53	Vice President of Engineering
Mark Rumer	44	Chief Technology Officer
Russell J. Sharer	49	Vice President of Marketing

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

        Christopher B. Farrell has served as our Chief Financial Officer since January 2006 and joined us in June 2005 as Director of Finance. Prior to joining us, Mr. Farrell served as Chief Financial Officer for a startup design firm from June 2004 to June 2005. From September 2002 to June 2004, Mr. Farrell attended UCLA's Anderson School of Management and prior to that time he worked as an independent consultant from August 2001 to August 2002. From January 1996 to July 2001, Mr. Farrell worked for C-Cube Microsystems in a variety of financial positions, including Corporate Controller. Prior to his employment with C-Cube Microsystems, Mr. Farrell worked for Arthur Andersen LLP from August 1993 to January 1996, where he earned his CPA license. Mr. Farrell received a B.S. degree in economics from the University of California at Santa Barbara and an M.B.A. from UCLA's Anderson School of Management. On February 18, 2008, Mr. Farrell announced his intention to resign as our Chief Financial Officer and Secretary effective on or about May 15, 2008.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock traded on The NASDAQ National Market under the symbol "ACCL" from June 2000 through May 2002, when we merged with Occam Networks, Inc. and adopted the Occam name. Our common stock traded under the symbol "OCCM" from the merger date through July 24, 2002, when it was delisted from The NASDAQ National Market. From July 25, 2002 to March 10, 2006, our common stock traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "OCCM." On March 10, 2006, we effected a 1-for-40 reverse stock split of our outstanding common stock and began trading on the OTC Bulletin Board on a split-adjusted basis on Monday, March 13, 2006, under the new symbol "OCNW." On October 9, 2006, our common stock began trading on The NASDAQ Global Market under the symbol "OCNW." The following table presents, for the periods indicated, the high and low last sale prices of our common stock as reported by the OTC Bulletin Board or The NASDAQ Global Market. For comparability, all reported prices for periods prior to the March 10, 2006 effective date of the 1-for-40 reverse split have been adjusted to give effect to the reverse split in these periods.

	High	Low
Fiscal year ending December 31, 2007
Fourth Quarter	$9.60	$2.62
Third Quarter	$10.10	$8.45
Second Quarter	$11.23	$8.15
First Quarter	$17.74	$10.57
Fiscal year ended December 31, 2006
Fourth Quarter	$21.00	$14.10
Third Quarter	$18.70	$13.50
Second Quarter	$23.80	$15.50
First Quarter	$19.00	$8.00

        On December 31, 2007, the last reported sales price of our common stock was $3.56 and, according to the records of our transfer agent, there were 402 record holders of our common stock. A substantially greater number of holders of our stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

        The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index for the period from December 31, 2002 to December 31, 2007.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG OCCAM NETWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

	12/02	12/03	12/04	12/05	12/06	12/07
Occam Networks, Inc.	100.00	138.57	128.57	414.29	589.29	127.14
Nasdaq Stock Market	100.00	150.04	162.92	165.17	180.90	198.65
Nasdaq Telecommunications Index	100.00	168.81	181.65	168.81	215.60	235.78

*
The graph assumes that $100 was invested in our common stock on December 31, 2002, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock and we have no current intention of paying any dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.   SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto, which begin on page F-1 of this Form 10-K, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information and data appearing elsewhere in this Form 10-K.

        The consolidated financial data set forth below as of December 31, 2006 and December 31, 2007 and for the years ended December 25, 2005, December 31, 2006 and December 31, 2007 are derived from, and qualified by reference to, our audited consolidated financial statements appearing beginning on page F-1 of this Form 10-K. The consolidated financial data set forth below as of December 28, 2003, December 26, 2004 and December 25, 2005 and for the years ended December 28, 2003 and December 26, 2004 have been derived from our unaudited financial statements, which are not included herein. The consolidated financial data set forth below for and as of the years ended December 26, 2004 and December 25, 2005 has been restated as a result the audit committee review described below and in Note 3 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

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

        As a result of our audit committee's review, we identified errors in our previous recognition of revenue and determined that we recognized approximately $33.0 million of revenue prematurely during fiscal years 2004 through 2006. As a result, we restated our consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006.

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

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal year ended
	Dec. 28, 2003	Dec. 26, 2004	Dec. 25, 2005	Dec. 31, 2006	Dec. 31, 2007
	(Unaudited)	Restated(1)	Restated(1)
Statement of Operations Data:
Sales	$7,982	$12,441	$39,597	$68,203	$75,149
Cost of sales	7,930	12,610	27,736	42,473	46,137

Gross margin (loss)	52	(169)	11,861	25,730	29,012
Operating expenses:
Research and product development	12,004	7,448	7,440	9,584	13,321
Sales and marketing	5,977	6,584	8,349	11,222	14,650
General and administrative	2,331	2,328	3,420	4,095	11,823
In-process research and development	—	—	—	—	2,180

Total operating expenses	20,312	16,360	19,209	24,901	41,974
Income (loss) from operations	(20,260)	(16,529)	(7,348)	829	(12,962)
Interest income	101	94	249	643	2,637
Interest expense	(284)	(223)	(508)	(173)	(5)

Income (loss) before provision for (benefit from) income taxes	(20,443)	(16,658)	(7,607)	1,299	(10,330)
Provision for (benefit from) income taxes	(11)	—	—	64	56

Net income (loss)	(20,432)	(16,658)	(7,607)	1,235	(10,386)
Beneficial conversion feature	(3,038)	(3,288)	(1,822)	(3,437)	—
Interest attributable to common stock potentially subject to rescission	500	—	—	—	—

Net loss attributable to common stockholders	$(22,970)	$(19,946)	$(9,429)	$(2,202)	$(10,386)

Net loss per share attributable to common stockholders—basic and diluted	$(4.36)	$(2.98)	$(1.40)	$(0.24)	$(0.53)
Weighted average shares—basic and diluted	5,268	6,695	6,759	9,020	19,760
Stock-based compensation included in:
Cost of sales	$—	$—	$—	$288	$233
Research and product development	943	693	519	748	754
Sales and marketing	179	119	70	476	558
General and administrative	105	40	6	390	546

Total stock-based compensation	$1,227	$852	$595	$1,902	$2,091

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

	Dec. 28, 2003	Dec. 26, 2004	Dec. 25, 2005	Dec. 31, 2006	Dec. 31, 2007
	(Unaudited)	Restated(1)	Restated(1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,586	$4,432	$6,571	$59,219	$37,637
Restricted cash	935	2,101	3,749	4,378	13,103
Working capital	15,108	7,016	12,225	66,096	51,765
Total assets	23,404	24,279	30,638	87,758	90,885
Total debt and capital lease obligation	1,706	3,850	2,557	—	64
Total liabilities	7,084	18,345	17,645	19,615	30,619
Convertible preferred stock and warrants	16,381	21,496	34,942	—	—
Total stockholders' equity (deficit)	$(61)	$(15,562)	$(21,949)	$68,143	$60,266

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

SUMMARY QUARTERLY FINANCIAL INFORMATION

        The following is a summary interim quarterly data shown below for each of the four quarters of fiscal 2005, 2006 and 2007. The summary interim quarterly data for fiscal 2005 and the first, second and third quarters of 2006 has been restated from previously published or filed financial information and is derived from our unaudited consolidated financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Quarterly Data:
Fiscal Year Ended December 25, 2005
Sales	$6,609	$10,622	$10,316	$12,050
Cost of sales	4,989	8,003	7,513	7,231
Gross margin	1,620	2,619	2,803	4,819
Income (loss) from operations	(2,450)	(1,829)	(3,072)	3
Net loss	(2,563)	(1,885)	(3,118)	(41)
Net loss attributable to common stockholders	(4,350)	(1,920)	(3,118)	(41)
Net loss per share attributable to common stockholders (basic)	$(0.65)	$(0.29)	$(0.46)	$(0.01)
Net loss per share attributable to common stockholders (diluted)	$(0.65)	$(0.29)	$(0.46)	(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated(1)	Restated(1)	Restated(1)
Fiscal Year Ended December 31, 2006
Sales	$12,377	$12,876	$20,775	$22,175
Cost of sales	7,660	8,018	12,998	13,797
Gross margin	4,717	4,858	7,777	8,378
Income (loss) from operations	(921)	(1,130)	1,556	1,324
Net income (loss)	(1,014)	(1,044)	1,604	1,689
Net income available (loss attributable) to common stockholders	(4,451)	(1,044)	1,604	1,689
Net income (loss) per share attributable to common stockholders (basic)	$(0.65)	$(0.15)	$0.22	$0.12
Net income (loss) per share attributable to common stockholders (diluted)	$(0.65)	$(0.15)	$0.09	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2007
Sales	$18,987	$19,237	$15,660	$21,265
Cost of sales	11,970	12,125	9,959	12,083
Gross margin	7,017	7,112	5,701	9,182
Loss from operations	(744)	(1,730)	(5,490)	(4,998)
Net income (loss)	29	(946)	(4,906)	(4,563)
Net income available (loss attributable) to common stockholders	29	(946)	(4,906)	(4,563)
Net loss per share attributable to common stockholders (basic)	$0.00	$(0.05)	$(0.25)	$(0.23)
Net loss per share attributable to common stockholders (diluted)	$0.00	$(0.05)	$(0.25)	$(0.23)

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

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the independent operating company, or IOC, segment of the telecom service provider market. We also target larger telecom service providers through strategic reseller relationships. As of December 31, 2007, we had shipped our BLC platform to over 270 customers.

        From our inception through December 31, 2007, we have incurred cumulative net losses of approximately $119.8 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the second, third and fourth quarters of fiscal 2007 and for fiscal 2007 as a whole.

        In the second and third quarters of 2007, we experienced a softening in our business. We believe this softening was attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and delays in our financial reporting. In the fourth quarter of 2007, we experienced an improvement in our business, with both revenues and gross margin increasing significantly from the third quarter. In particular, we benefited from strong seasonal spending from our customer base, a new customer in Guam, and an apparent increase in customer confidence, which we attribute in part to the completion of our restatement and our SEC filings. While we expect the transition from copper wire to fiber to continue, we believe that the pace and impact of this transition will vary from quarter to quarter.

        Our outlook for 2008 was improved by our recent selection by FairPoint Communications, Inc. as the lead access equipment provider for a major broadband upgrade of FairPoint's network in northern New England. This planned upgrade is subject to regulatory approval and completion of the proposed acquisition by Fairpoint of Verizon's wireline business in Vermont, New Hampshire and Maine, completion of an upgrade schedule by Fairpoint, changes in Fairpoint's order patterns and purchase decisions and other factors. We have not yet received any product orders from Fairpoint and Fairpoint is not obligated to place any such orders with us.

        As discussed below under the caption "Restatement of Consolidated Financial Statements", in October 2007 we restated our previously released consolidated financial statements for the following fiscal periods: (i) the fiscal years ended December 25, 2005 and December 26, 2004; (ii) each of the interim quarterly periods in the fiscal years ended December 25, 2005 and December 26, 2004; and (iii) each of the interim quarterly periods ended March 26, June 25, and September 24, 2006.

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

        In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance. In these cases, we do not recognize revenue until final payment has been received, provided the remaining revenue recognition criteria are met. We believe payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

        In certain circumstances, we enter into transactions with value-added resellers where the resellers may not have the ability to pay us for these sales independent of payment to them by the end-user. In these cases, we do not recognize revenue until payment has been received, provided the remaining revenue recognition criteria are met.

        We further warrant our products for periods up to five years and record an estimated warranty accrual when shipment occurs.

  Valuation of Inventories

        Our inventories are stated at the lower of acquisition cost or market value, with cost being determined using the first-in, first-out method. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand and market conditions and compare them with current inventory levels. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

  Deferred Tax Valuation Allowance

        We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. For 2005, 2006 and 2007, our net deferred tax assets have been offset with a full valuation allowance.

  Loss Contingencies

        We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 12 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2007. We accrue an estimated loss related to a contingency if

(a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the consolidated financial statements and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our consolidated results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because we believe the anticipated settlement amounts are covered by our insurance policies.

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

        Our estimates are based on the actual number of products returned for repairs, an estimate of products that may be returned for warranty repair and estimated costs of repair depending on the type of service required. These estimates require us to examine past warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. To the extent that actual warranty repairs are higher than our estimates, our costs will increase. The liability for warranty returns totaled $475,000, $1.2 million and $1.9 million for the years ended December 25, 2005, December 31, 2006 and December 31, 2007, respectively.

  Stock-Based Compensation

        Effective beginning the first fiscal quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in cost of sales and operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

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

        We recognize stock-based compensation expense for the fair value of restricted stock units. Fair value is determined by using the closing price of our common stock on the grant date. The fair value of these awards is recognized to expense over the requisite service period of the awards. During 2007, stock-based compensation expense associated with restricted stock units totaled $42,000.

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

Results of Operations

  Fiscal Years Ended December 25, 2005, December 31, 2006 and December 31, 2007

  Sales

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Sales	$39,597	$68,203	$75,149

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Sales increased $6.9 million, or 10%, to $75.1 million in 2007 compared to $68.2 million in 2006. The increase in sales in 2007 over 2006 was mainly due to continued expansion of our customer base, repeat orders from existing customers and increased sales of new and existing BLC 6000 products, related accessories and cabinets. In 2007, these factors were partially offset by a softening in our business in the second and third quarters of 2007 that we believe was attributable to adverse trends affecting our target customer markets, delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber and uncertainty concerning our delayed financial reporting. In the fourth quarter of 2007, we experienced an improvement in our business, with both revenues and gross margin increasing significantly from the third quarter. In particular, we benefited from strong seasonal spending from our customer base, a new customer in Guam and an apparent increase in customer confidence, which we attribute in part to the completion of our restatement and our SEC filings. While we expect the transition from copper wire to fiber to continue, we believe that the pace and impact of this transition will vary from quarter to quarter. We expect revenues to grow at a moderate pace throughout 2008

        Sales increased by $28.6 million, or 72%, to $68.2 million in 2006 compared to $39.6 million in 2005. The increase in sales in 2006 over 2005 was mainly due to an expansion of our customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets. The growth in BLC 6000 system sales, and our sales in general, followed the release of the BLC 6000 system product line during the third quarter of 2003. In 2004 and 2005, several enhancements and new features were introduced to the BLC 6000 system, which resulted in greater market penetration and sales.

  Cost of sales and gross margin

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Cost of sales	$27,736	$42,473	$46,137
Gross margin	$11,861	$25,730	$29,012
Gross margin	30%	38%	39%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, rework costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sale support. Cost of sales increased by $3.7 million, or 9%, to $46.1 million in 2007 compared to 2006. This increase in cost of sales in 2007 was primarily due to an increase in revenues.

        Our gross margin was stable at 39% as compared to 38% in 2006.

        Cost of sales increased by $14.7 million, or 53%, to $42.5 million in 2006 compared to 2005. This increase in cost of sales in 2006 was primarily due to an increase in revenues.

        Our gross margin increased from 30% in 2005 to 38% in 2006. The improvement in our gross margin from fiscal 2005 to 2006 was primarily due to reductions in product manufacturing costs and inventory carrying costs, partially offset by post-sale customer service costs.

        We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix. For example, our gross margin percentages were 37%, 37%, 36% and 43% in the first, second, third and fourth quarters of fiscal 2007, respectively. The increase in gross margin in the fourth quarter of fiscal 2007 is principally attributable to a shift in product mix toward higher margin blades.

        To the extent that we introduce new products into the market, we anticipate our gross margin will fluctuate primarily as a function of our product mix.

  Research and product-development

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Research and product-development	$7,440	$9,584	$13,321
Percentage of sales	19%	14%	18%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Research and product-development consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and product-development expenses increased $3.7 million, or 39%, to $13.3 million in 2007 compared to $9.6 million in 2006. Research and product development increased primarily as a result of the expense of increased personnel-related costs, stock-based compensation charges, and third-party design costs also contributed to the increase in our research and development costs in 2007.

        Research and product development expenses increased $2.1 million or 29% to $9.6 million in 2006 compared to 2005. The increase in research and product-development from 2005 to 2006 was attributable to increased personnel-related costs, stock-based compensation charges, and third-party design costs.

  Sales and marketing

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Sales and marketing	$8,349	$11,222	$14,650
Percentage of sales	21%	16%	19%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Sales and marketing consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased $3.4 million, or 31%, to $14.7 million in 2007 compared to $11.2 million in 2006. Sales and marketing increased primarily due to increased headcount, increased commission and other sales and promotional costs incurred in an effort to increase sales and market penetration. We expect sales and marketing costs to continue to increase in 2008 as we continue to make expenditures aimed at increasing sales and market penetration in our target markets as well as in adjacent and international markets.

        Sales and marketing expenses increased $2.9 million, or 34%, to $11.2 million in 2006 compared to $8.3 million in 2005. Sales and marketing increased due primarily to increased headcount, stock-based compensation expense, commissions, and customer trial equipment expenses incurred to support our sales and marketing efforts.

  General and administrative

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
General and administrative	$3,420	$4,095	$11,823
Percentage of sales	9%	6%	16%

        General and administrative consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased $7.7 million, or 189%, to $11.8 million in 2007 compared to 2006. General and administrative increased primarily due to $5.1 million of professional fees and expenses related to the audit committee investigation. We also incurred additional general and administrative costs related to Sarbanes-Oxley compliance, the Terawave Communications, Inc. asset purchase, additional headcount and stock-based compensation expense. We expect our general and administrative expenses to decrease substantially in 2008, mostly as a result of having completed the audit committee investigation in 2007. We expect this reduction to be partially offset by increased headcount and consulting costs deemed necessary to improve our processes and controls, add new functions and improve our human resources capabilities.

        General and administrative expenses increased $0.7 million, or 20%, to $4.1 million in 2006 compared to $3.4 million in 2005. General and administrative increased as a result of increased salaries, stock-based compensation expense, and NASDAQ relisting fees.

  Purchase of in-process research and development

        During 2007, we recorded charges for purchased in-process research and development of $2.2 million in October 2007 associated with our purchase of certain assets of Terawave Communcations, Inc. in October 2007. We had no such costs in 2006 and 2005.

  Stock-based compensation

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Cost of sales	$—	$288	$233
Research and product development	519	748	754
Sales and marketing	70	476	558
General and administrative	6	390	546

Total stock-based compensation	$595	$1,902	$2,091

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Through December 25, 2005, we recorded total deferred stock compensation of approximately $10.5 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options on their date of grant. We amortized deferred stock-based compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. In addition, through December 25, 2005, we had reversed deferred stock compensation of approximately $4.7 million, resulting from stock option cancellations and repurchase of unvested common shares from employees.

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

  Interest income and expense

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Interest income	$249	$643	$2,637
Interest expense	$(508)	$(173)	$(5)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

        Interest income increased 310% from 2006 to 2007. This increase in interest income was principally attributable to higher average cash balances in 2007 from our November 2006 public offering. These funds were invested primarily in money market funds. Interest expense decreased from 2006 to 2007 due to the repayment of our outstanding debt in early 2006.

        Interest income increased 158% from 2005 to 2006. This increase in interest income was principally attributable to higher average cash balances, resulting from the completion of our secondary public offering in November 2006, and, to a lesser extent, higher interest rates during 2006. Interest expense decreased significantly in 2006 as compared to 2005 due to the repayment of our outstanding debt in early 2006.

Income tax expense

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
Income tax expense	$—	$64	$56

        In 2007, we offset approximately 81% of our federal and state tax liabilities against our net operating loss carry-forwards. The remaining 19% of our taxable income was taxed at an effective tax rate of 0.6%, primarily to cover federal and state timing differences, and was recorded as income tax expense.

        We offset approximately 90% of our federal and state tax liabilities in 2006 through the utilization of our net operating loss carry-forwards. The remaining 10% of our taxable income was taxed at an effective rate of 5%, primarily to cover federal and state alternative minimum tax, and was recorded as income tax expense.

  Net operating loss carry-forwards

        As of December 31, 2007, we had net operating loss carryforwards of approximately $116.9 million and $77.3 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2018 and 2007, respectively. We determined that as of December 31, 2007, $20.4 million and $7.3 million of these respective federal and state loss carryforwards were subject to annual limitations pursuant to Internal Revenue Code Section 382 and similar state provisions.

  Beneficial conversion feature

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Beneficial conversion feature	$(1,822)	$(3,437)	$—

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

  Comparison of 2007 and 2006

        As of December 31, 2007, we had cash and cash equivalents of $37.7 million, stockholders' equity of $60.3 million, and working capital of $51.8 million, compared with cash and cash equivalents of $59.2 million, stockholders' equity of $68.1 million, and working capital of $66.1 million as of December 31, 2006. The reduction in our cash and cash equivalents from December 31, 2006 to December 31, 2007 was primarily related to our net loss from operations for 2007, including the cost of our internal investigation, leasehold improvements, asset purchases and purchases of performance bonds. During 2007 we incurred costs of $5.5 million for leasehold improvements for our new headquarters in Santa Barbara, California. In October 2007 we purchased certain assets of Terawave Communications, Inc. for $5.3 million in cash and $0.1 million in assumed liabilities, the objective of which was to acquire Terawave's gigabit passive optical networking technology. Also contributing to the net decrease in cash and cash equivalents was the increase from $4.4 million to $13.1 million in restricted cash related to the purchases of performance bonds which we were required to post in connection with our RUS contracts.

        Net cash used in operating activities for 2007 was $1.2 million compared to net cash provided by operating activities of $5.0 million in 2006. Cash used in operating activities for 2007 was largely attributable to our net loss for the year offset by substantially non-cash charges for depreciation and amortization, charges relating to stock options and in-process research and development associated with our purchase of certain assets of Terawave Communications, Inc.

        Net cash used in investing activities was $20.9 million in the year ended December 31, 2007, compared to $1.8 million in 2006. Cash used in investing activities for 2007, was mainly attributable to purchase of certain assets of Terawave Communications, Inc. of $5.3 million, purchases of property and equipment of $9.0 million and an increase of $8.7 million in restricted cash related to performance bonds which we were required to post in connection with our RUS contracts.

        Cash provided by financing activities was $0.5 million in the year ended December 31, 2007, compared to $49.5 million in 2006. There was minimal financing activity in 2007. In 2006, the principal sources of cash from financing activities were our secondary public offering in November 2006 and the rights offering completed in February 2006.

  Comparison of 2006 and 2005

        As of December 31, 2006, we had cash and cash equivalents of $59.2 million, stockholders' equity of $68.4 million, and working capital of $66.1 million, compared with cash and cash equivalents of $6.6 million, stockholders' deficit of $21.9 million, and working capital of $12.2 million as of December 25, 2005. The net increase in cash and cash equivalents was principally the result of the closing of our secondary public offering in November 2006, which raised $48.7 million in net proceeds, as well as the issuance of additional shares of Series A-2 preferred stock in connection with a rights offering in February 2006, which raised $2.7 million in net proceeds. Offsetting our cash balances was the repayment of $2.6 million in outstanding indebtedness in February 2006. As of December 31, 2006, we had restricted cash of $4.4 million related to performance bonds we are required to post in connection with our RUS contracts.

        We generated $5.0 million of cash from operating activities during the fiscal year ended December 31, 2006, compared to a use of $7.7 million in operating activities during the fiscal year ended December 25, 2005. The increase was principally attributable to increases in net income, accounts payable and deferred sales, partially offset by increases in accounts receivable and inventory.

        We used $1.8 million of cash in investing activities during the fiscal year ended December 31, 2006, compared to a use of $2.9 million during the fiscal year ended December 25, 2005. The decrease was attributable to a smaller increase of restricted cash related to the purchase of performance bonds for RUS contracts.

        Financing activities generated $49.5 million of cash during the year ended December 31, 2006, compared to $12.7 million in the year ended December 25, 2005. The principal contributors to cash from financing activities were our secondary public offering in November 2006 and the rights offering completed in February 2006.

  Working Capital

  Comparison of 2007 and 2006

        Working capital decreased to $51.8 million at December 31, 2007, compared to $66.1 million at December 31, 2006. The decrease was primarily attributable to our net loss, leasehold improvements for our new headquarters in Santa Barbara, purchases of performance bonds for our RUS contracts and the purchase of certain assets of Terawave Communications, Inc.

  Comparison of 2006 and 2005

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

        Our future liquidity and capital requirements will depend on numerous factors, including the:

  •
  amount and timing of revenue;

  •
  extent to which our existing and new products gain market acceptance;

  •
  extent to which we make acquisitions;

  •
  cost and timing of product development efforts and the success of these development efforts;

  •
  cost and timing of market and selling activities; and

  •
  availability of borrowing arrangements and the availability of other means of financing.

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

        The following table summarizes our minimum purchase commitment to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments(1)	$8,442	$8,442	$—	$—	$—
Operating leases	$6,046	$1,165	$1,833	$1,928	$1,120
Capital leases	$73	$22	$43	$8	$—

(1)
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

  Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, channel partners, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2007, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and we have no liabilities recorded for these agreements as of December 31, 2006 and 2007.

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition. On July 30, 2007, these actions were consolidated into a single action. On November 16, 2007, lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange

Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased our common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

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

        For additional information about these outstanding legal proceedings, please refer to Part I, Item 3 of this Form 10 K.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on us will depend upon our level of acquisition activity.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), "Certain Assumptions Used in Valuation Methods." SAB No. 110 expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with the Statement of Financial Accounting No. 123R, "Shared-Based Payment." Companies electing to use this method should apply it consistently to all "plain vanilla" employee share options, and disclose the use of the method in the notes to the financial statements. We are currently evaluating the impact of applying SAB No. 110 on our business and financial condition.

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

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our consolidated results of operation and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. We do not anticipate that SFAS No. 157 will have a material effect on our results of operations and financial position, although we are continuing to evaluate the full impact of the adoption of SFAS No. 157.

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

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007, which we refer to as the Evaluation Date or the end of the period covered by this Annual Report on Form 10-K.

        The purpose of this evaluation was to determine whether as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        As more fully described in Note 3 to the accompanying consolidated financial statements, in March 2007, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in revenue recognition and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal 2004 and fiscal 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

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

        In their October 2007 letter, our independent registered public accounting firm identified additional control deficiencies that it determined to be significant deficiencies but that it did not deem to be material weaknesses. In particular, it identified a significant deficiency relating to segregation of duties, noting among other things that in certain instances journal entries and account reconciliations were approved by the preparer of the entry or reconciliation. Our independent registered public accounting firm also noted a significant deficiency relating to post-closing adjusting journal entries and recommended that we reassess the timeline of our financial statement process to ensure that we have reasonable time to conclude a thorough financial statement closing process. Finally, our independent registered public accounting firm identified significant deficiencies relating to recording certain purchase transactions, where parts were ordered and accepted by our engineering department, without approval or involvement of our finance department, and where fixed assets were not properly classified for depreciation purposes.

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2007 and the effectiveness of our internal control over financial reporting as of December 31, 2007, our independent registered public accounting firm identified a material weakness and some significant deficiencies in our internal control over financial reporting in a letter dated March 10, 2008. Specifically, our independent registered public accounting firm noted a continuing material weakness relating to revenue recognition and our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded.

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

        Subject to oversight by our board of directors, our chief executive officer and chief financial officer will be responsible for implementing the internal control remediation plan recommended by our audit committee and approved by our board of directors. We have also engaged an outside consultant in connection with implementing the remediation plan.

        Our audit committee's remediation plan consisted of the following modifications and improvements in our internal controls relating to the sales and revenue-recognition transaction cycle.

Modifications and improvements to our internal controls completed as of February 29, 2008 are also set out below:

Remediation Plan		Implemented as of February 29, 2008
•	adjust our reporting structure so that finance has direct oversight of sales administration and the sales proposal generation management group;	X
•	reorganize our variable compensation plan to ensure that sales personnel are not incentivized to attempt to influence the timing of revenue recognition;	X
•	retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other "liaison" areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract;
	• the revenue recognition specialist, or employees acting under his or her supervision, should review all documentation relating to a transaction, including purchase orders, special pricing approval forms, customer quotes, letters of intent, emails, etc. to determine whether any of the terms will result in the deferral of revenue; and	X
	• a revenue recognition checklist should accompany the financial package for each transaction.	X
•	engage an outsourced internal audit group to review all significant revenue transactions each quarter to ensure that transactions have been recorded appropriately, to monitor the status of the remediation of control structure, and report to the audit committee the progress achieved;	X
•	implement formal training, which would include a signed acknowledgement of all attendees certifying that they have attended and understood the topics covered, from all finance, executive, sales, and sales administration personnel, to ensure they understand that certain terms impact revenue recognition, as well as understand how to document and receive approval for such terms, as well as report them to finance;	X
•	institute a formal communication process among marketing, engineering, and finance to ensure that all functions understand that any changes have potential accounting implications and to ensure that finance is appropriately advised as to the impact on existing and future transactions;
•	implement policies and procedures that delineate clear roles, responsibilities, and authorization levels for all positions defined as "key" to the revenue recognition transaction cycle;	X
•	implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue. Such policies and procedures may include:

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
	• compliance with the stated order addendum process, to ensure that all terms agreed upon with a customer following the issuance of the customer quote or purchase order have been captured and provided to finance.	X
•	implement controls required to ensure that no items are shipped or provided to the customer without being entered as separate line items in our systems;	X
•	implement controls required to ensure that all requests for price responses, contract closeout, acceptance documentation, and other delivery information is provided to and reviewed by the finance department and is received prior to recording of revenue;	X
•	implement controls to ensure that single transactions with a customer are not split into various contracts, purchase orders, or shipments, unless these requests are approved by the finance department; and	X
•	implemented procedures to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained.	X

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Occam. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a Company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

        To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management's conclusion was based in part on its finding that, as of December 31, 2007, a material weakness and other significant deficiencies remained in our internal control over financial reporting. As discussed above, the material weakness relates to revenue recognition and our policies and procedures to ensure that, modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary
Santa Barbara, California

        We have audited Occam Networks, Inc. and subsidiary's (collectively, the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company maintained inadequate controls over the financial reporting process in relation to the application of revenue recognition policies in accordance with accounting principles generally accepted in the United States of America. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 10, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California March 10, 2008

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

        We held our 2007 Annual Meeting of Stockholders on December 28, 2007 instead of in July 2007. We expect our 2008 Annual Meeting of Stockholders will be held more than thirty (30) days in advance of the anniversary of our 2007 Annual Meeting of Stockholders.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is set forth under the captions "Proposal One—Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board and Board Committees" in our 2008 Proxy Statement to be filed by us within 120 days of the end of our 2007 fiscal year pursuant to General Instruction G(3) of Form 10-K and is herein incorporated by reference.

Executive Officers

        Biographical information regarding Occam's executive officers as of December 31, 2007 is found in Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant." There are no immediate family relationships between or among any of our executive officers or directors.

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

        The Code of Ethics is available at our website, located at http://www.occamnetworks.com/company/IR/ corp_gov/index.cfm. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is set forth under the captions "Executive Compensation and Related Information," "Corporate Governance—Board Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our 2008 Proxy Statement to be filed by us within 120 days of the end of our 2007 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2008 Proxy Statement to be filed by us within 120 days of the end of our 2007 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is set forth under the captions "Related Party Transactions" and "Corporate Governance—Board and Board Committees—Independent Directors" in our 2008 Proxy Statement to be filed by us within 120 days of the end of our 2007 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is included under the captions "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2008 Proxy Statement to be filed by us within 120 days of the end of our 2007 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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
*10.4	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder, amended as of November 29, 2007.
10.5
2006 Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318)).
10.8
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
10.10(2)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).

10.11(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.12(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
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
10.19.2(1)
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
10.79
Standard Industrial/Commercial Multi-Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.79.1
Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.80
Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007).
10.81	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.81 of the Registrant's Current Report on Form 8-K filed on January 22, 2008).
14.1
Occam Networks, Inc. Code of Business Conduct and Ethics, as amended December 5, 2006 (incorporated by reference to Exhibit 10.25 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensation plan/contract.

*
Filed herewith.

  (b)
  Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

  (c)
  Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCAM NETWORKS, INC.
Dated: March 10, 2008	By:	/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson President, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008
/s/ CHRISTOPHER B. FARRELL Christopher B. Farrell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008
/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	March 10, 2008
/s/ ROBERT E. BYLIN Robert E. Bylin	Director	March 10, 2008
/s/ ROBERT B. ABBOTT Robert B. Abbott	Director	March 10, 2008

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	March 10, 2008
/s/ ALBERT J. MOYER Albert J. Moyer	Director	March 10, 2008
/s/ BRIAN STROM Brian Strom	Director	March 10, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to the Exhibit of the same number in the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2003).
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
*10.4	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder amended as of November 29, 2007.
10.5
2006 Employee Stock Purchase Plan (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 filed on September 18, 2006 (File No. 333-134318)).
10.8
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
10.10(2)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.11(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.12(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
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
10.19.2(1)
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

10.79
Standard Industrial/Commercial Multi-Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.79.1
Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to the Exhibit with the same number on the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.80
Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007).
10.81	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.81 of the Registrant's Current Report on Form 8-K filed on January 22, 2008).
14.1
Occam Networks, Inc. Code of Business Conduct and Ethics, as amended December 5, 2006 (incorporated by reference to Exhibit 10.25 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensation plan/contract.

*
Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary
Santa Barbara, California

        We have audited the consolidated balance sheets of Occam Networks, Inc. and subsidiary (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As described in Note 2 of the footnotes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" on January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occam Networks, Inc. and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 10, 2008 expressed an opinion that Occam Networks, Inc. and subsidiary had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California March 10, 2008

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2006	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$59,219	$37,637
Restricted cash	4,378	13,103
Accounts receivable, net	10,736	14,819
Inventories, net	10,435	13,371
Prepaid and other current assets	933	2,108

Total current assets	85,701	81,038
Property and equipment, net	1,766	8,874
Intangibles, net	—	890
Other assets	291	83

Total assets	$87,758	$90,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,687	$10,135
Accrued expenses	3,882	6,464
Deferred sales	8,029	12,420
Deferred rent	7	237
Capital lease obligations	—	17

Total current liabilities	19,605	29,273
Deferred rent, net of current portion	10	1,299
Capital lease obligations, net of current portion	—	47

Total liabilities	19,615	30,619
Commitments and contingencies (note 12)
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 19,713,424 and 19,773,730 shares issued and outstanding at December 31, 2006 and 2007, respectively	288	289
Additional paid-in capital	176,947	179,455
Warrants	331	331
Accumulated deficit	(109,423)	(119,809)

Total stockholders' equity	68,143	60,266

Total liabilities and stockholders' equity	$87,758	$90,885

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Sales	$39,597	$68,203	$75,149
Cost of sales	27,736	42,473	46,137

Gross margin	11,861	25,730	29,012
Operating expenses:
Research and product development	7,440	9,584	13,321
Sales and marketing	8,349	11,222	14,650
General and administrative	3,420	4,095	11,823
Purchase of in-process research and development	—	—	2,180

Total operating expenses	19,209	24,901	41,974

Income (loss) from operations	(7,348)	829	(12,962)
Interest income	249	643	2,637
Interest expense	(508)	(173)	(5)

Income (loss) before provision for income taxes	(7,607)	1,299	(10,330)
Provision for income taxes	—	64	56

Net income (loss)	(7,607)	1,235	(10,386)
Beneficial conversion feature	(1,822)	(3,437)	—

Net loss attributable to common stockholders	$(9,429)	$(2,202)	$(10,386)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.40)	$(0.24)	$(0.53)

Weighted average shares:
Basic and diluted	6,759	9,020	19,760
Stock-based compensation included in:
Cost of sales	$—	$288	$233
Research and product development	519	748	754
Sales and marketing	70	476	558
General and administrative	6	390	546

Total stock-based compensation	$595	$1,902	$2,091

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Years ended December 25, 2005, and December 31, 2006 and 2007

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 26, 2004 (Restated(1))	2,224	$20,993	$503	6,714	$269	$559	$(633)	$87,294	$(103,051)	$(15,562)
Issuance of Series A-2, redeemable preferred stock net of issuance costs, and conversion of warrants	1,336	13,876	(515)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	146	6	—	—	583	—	589
Stock grant to officer, net	—	—	—	11	—	—	—	121	—	121
Amortization of deferred stock-based compensation	—	—	—	—	—	—	605	(10)	—	595
Record beneficial conversion feature	—	(1,737)	—	—	—	—	—	1,737	—	1,737
Amortization of beneficial conversion feature	—	1,737	85	—	—	—	—	(1,822)	—	(1,822)
Net loss	—	—	—	—	—	—	—	—	(7,607)	(7,607)

Balance at December 25, 2005 (Restated(1))	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(110,658)	$(21,949)

Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock, net of issuance costs	(3,904)	(37,592)	—	8,871	9	—	—	37,583	—	37,592
Net conversion of preferred stock warrants to common stock	—	—	(73)	27	—	—	—	73	—	73
Reclassification of deferred stock-based compensation balance upon adoption of SFAS123(R)	—	—	—	—	—	—	28	(28)	—	—
Exercise of common stock warrants	—	—	—	35	—	(105)	—	105	—	—
Expiration of common stock warrants	—	—	—	—	—	(123)	—	123	—	—
Stock-based compensation	—	—	—	—	—	—	—	1,902	—	1,902
Issuance of common stock, net of issuance costs	—	—	—	3,782	4	—	—	48,665	—	48,669
Exercise of stock options	—	—	—	127	—	—	—	621	—	621
Record beneficial conversion feature	—	(3,437)	—	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	3,437	—	—	—	—	—	(3,437)	—	(3,437)
Net income	—	—	—	—	—	—	—	—	1,235	1,235

Balance at December 31, 2006	—	$—	$—	19,713	$288	$331	$—	$176,947	$(109,423)	$68,143

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 31, 2006	—	$—	$—	19,713	$288	$331	$—	$176,947	$(109,423)	$68,143
Stock-based compensation	—	—	—	—	—	—	—	2,091	—	2,091
Issuance costs	—	—	—	—	—	—	—	(75)	—	(75)
Exercise of stock options	—	—	—	40	1	—	—	230	—	231
Stocks issued under the employee stock purchase plan	—	—	—	21	—	—	—	245	—	245
Tax benefit from stock option activity	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	(10,386)	(10,386)

Balance at December 31, 2007	—	$—	$—	19,774	$289	$331	$—	$179,455	$(119,809)	$60,266

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Operating activities
Net income (loss)	$(7,607)	$1,235	$(10,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	—	2,180
Depreciation and amortization	1,045	1,390	1,866
Rent expense reduction from lease incentive	—	—	(208)
Provision for excess and obsolete inventory	534	49	325
Non-cash charges relating to stock options and warrants	716	1,902	2,091
Write-off of note receivable	399	—	—
Tax benefit from exercise of stock options	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(4,186)	(1,333)	(3,778)
Inventories	2,157	(3,345)	(1,784)
Prepaid expenses and other assets	(1,310)	557	(924)
Accounts payable	(2,177)	3,587	2,448
Accrued expenses	1,529	(977)	2,442
Deferred sales	1,241	1,900	4,391
Deferred rent	—	17	141

Net cash provided by (used in) operating activities	(7,659)	4,982	(1,179)
Investing activities
Purchase of technologies and assets, net of cash acquired and liabilities assumed	—	—	(5,192)
Proceeds from operating lease incentive	—	—	1,586
Purchases of property and equipment	(1,216)	(1,161)	(8,452)
Restricted cash	(1,648)	(629)	(8,725)
Intangibles and other assets	5	—	(85)

Net cash used in investing activities	(2,859)	(1,790)	(20,868)
Financing activities
Proceeds from capital lease financing	—	—	73
Payments of capital lease obligations	—	—	(9)
Payments of notes payable	(758)	(2,557)	—
Proceeds (payments) from issuance of common stock, net of issuance costs	—	48,669	(75)
Proceeds from issuance of Series A-2 preferred stock and warrants, net of issuance costs	12,826	2,723	—
Proceeds from employee stock purchase plan	—	—	245
Proceeds from the exercise of stock options	589	621	231

Net cash provided by financing activities	12,657	49,456	465
Net increase (decrease) in cash and cash equivalents	2,139	52,648	(21,582)
Cash and cash equivalents, beginning of period	4,432	6,571	59,219

Cash and cash equivalents, end of period	$6,571	$59,219	$37,637

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1. Organization, Business and Basis of Presentation

        Occam Networks, Inc. ("Occam", the "Company", "we" or "us") develops, markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and data, or Triple Play, services over both copper and fiber optic networks. The Company's Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

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

        In October 2007, the Company purchased certain assets of Terawave Communications, Inc. and assumed certain liabilities for $5.3 million. The transaction was recorded as an asset purchase. The significant items purchased were in-process research and development, intellectual property and current assets.

Note 2. Summary of Significant Accounting Policies

        Fiscal Period End through December 31, 2006—Through the end of fiscal 2006, Occam reported its financial results based with each fiscal year and quarter ending on the last Sunday of the applicable calendar year and quarter. Beginning on January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar period ends. Accordingly, the actual period end dates for 2005 and 2006 were December 25 and December 31, respectively.

        Reclassification—Certain reclassifications have been made to our prior year balances in order to conform to the current year presentation.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

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

        Restricted Cash—At December 31, 2007, restricted cash consisted of $13.1 million in performance bonds required for RUS funded contracts.

        Financial Instruments—Due to their short-term nature and a relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, inventories, accounts payable, deferred sales and accrued expenses approximate fair values at December 31, 2007 and 2006. The carrying value of notes payable approximates fair value as they bear interest commensurate with their risk.

        Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts monthly. Past due balances of 90 days and over are reviewed individually for collectability. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2006 and 2007, the allowance for doubtful accounts were $84,000 and $89,000, respectively.

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

        Long-Lived Assets—The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

of the asset and its eventual disposition is less than its carrying amount. The Company identified no such impairment losses as of December 31, 2007.

        Intangibles—Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives are amortized over their estimated finite lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company identified no such impairment losses as of December 31, 2007.

        Warranty—The Company provides standard warranties with the sale of products generally for up to 5 years from the date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. The Company maintains product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. The Company quantifies and records an estimate for warranty related costs based on the Company's actual history, projected return and failure rates and current repair costs. A summary of changes in the Company's accrued warranty liability, which is included in accrued expenses is as follows (in thousands):

	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Warranty liability at beginning of the year	$675	$1,093	$1,862
Accruals for warranty during the year	893	1,994	3,497
Warranty utilization	(475)	(1,225)	(1,889)

Warranty liability at end of the year	$1,093	$1,862	$3,470

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

        Deferred Rent—Deferred rent consist primarily of a $1.6 million cash lease incentive and is being amortized over the live of the lease as an offset to rent expense. Lease incentive is accounted for in accordance with Statement of Financial Standards No. 13, "Accounting for Leases." and from Question 2 of the Financial Accounting Standards Bulletin No. 88-1, "Issues Related to Accounting for Leases."

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

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

        In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company's products does not occur until customer acceptance. In these cases, the Company does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. The Company believes payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

        In certain circumstances, the Company enters into transactions with value-added resellers where the resellers may not have the ability to pay for these sales independent of payment to them by the end-user. In these cases, the Company does not recognize revenue until final payment has been received, provided the remaining revenue recognition criteria are met.

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

        Accounting for Stock-Based Compensation—Beginning on January 1, 2006 and November 7, 2006, Occam began accounting for stock options and the Employee Stock Purchase Plan (ESPP) shares, respectively, under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards, less estimated forfeitures, is amortized over the service period of the award, and Occam has elected to use the straight-line method. Occam makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of SFAS 123(R), Occam accounted for stock options under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," which amended SFAS No. 123, "Accounting For Stock-Based Compensation." Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the Consolidated Financial Statements were estimated using a Black-Scholes option valuation model.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        Prior to 2006, Occam followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended. The following table illustrates the effect on net loss and loss per share for fiscal 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Occam's equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options' vesting periods. If Occam had recognized the expense of equity-based compensation programs in the Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

December 25, 2005
Restated(1)
Net loss attributable to common stockholders, as reported	$(9,429)
Add: Employee compensation expense for share options included in reported net loss, net of provision for income taxes	595
Deduct: Pro forma stock-based compensation fair value method	(1,643)

Net loss attributable to common stockholders, pro forma	$(10,477)

Loss per share attributable to common stockholders:
Basic loss per share, as reported	$(1.40)
Basic loss per share, pro forma	$(1.55)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

        The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated. For purposes of pro forma disclosures, the estimated fair value of the options was amortized ratably over the option's vesting period, and the following assumptions were used:

	Year Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Risk-free interest rate	4%	5%	4-5%
Average expected lives (in years)	4	5	5
Dividend yield	—%	—%	—%
Expected volatility	80%	55-74%	51-60%

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

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

        Comprehensive Income (Loss)—SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 25, 2005 and December 31, 2006 and 2007, there were no differences between the Company's net income (loss) and total comprehensive income (loss).

        Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently assessing the impact that SFAS 160 may have on its financial position, results of operations, and cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on the Company will be dependent upon its level of acquisition activity.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), "Certain Assumptions Used in Valuation Methods." SAB No. 110 expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with the Statement of Financial Accounting No. 123R, "Shared-Based Payment." Companies electing to use this method should apply it consistently

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

to all "plain vanilla" employee share options, and disclose the use of the method in the notes to the financial statements. The Company is currently evaluating the impact of applying SAB No. 110 on its business and financial condition.

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on its consolidated results of operation and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. The Company is currently assessing the impact that SFAS No. 157 may have on its results of operations and financial position.

        In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company implemented SAB No. 108 effective January 1, 2006 and considered its effect on our financial position, results of operations or cash flows for 2006. See Note 2, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Statements for information regarding the restatement.

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

        On September 9, 2007, the Company's board of directors, based on a recommendation of the audit committee, concluded that the Company should restate its consolidated financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal years 2004 and 2005, and the first, second, and third quarters of fiscal 2006. The board of directors also determined that the Company's previously filed financial statements for these periods should not be relied on. On October 16, 2007, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006 with the restated financial statements and issued a press release announcing the final restated financial information and conclusions of the audit committee investigation. The adjustments resulting from the restatement related solely to revenue recognition matters. The restatement adjustments did not affect the Company's reported cash, cash equivalents, and short-term investment balances as of the end of any fiscal period.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        The principal accounting issues resulting in the need to restate the Company's financial statements derived from (i) commitments to certain customers in connection with sales for features or deliverables that were not available at the time revenue was originally recognized, including commitments to prospectively provide free product, software, training, and installation services; (ii) sales to value-added resellers where the resellers did not have the ability to pay, the Company for these sales independent of payment to them by the end-user; and (iii) for certain quarters ending on weekends, our use of a shipping vendor who picked up product for subsequent delivery to another shipping company where the terms and conditions of the shipments did not appropriately transfer title or risk of loss at the time of shipment.

        In determining that a restatement was required, the Company accounted for hardware sales and related cost of sales in accordance with Staff Accounting Bulletin 104 "Revenue Recognition". The Company accounted for software sales in accordance with AICPA Statement of Position No. 97-2 "Software Revenue Recognition". The Company accounted for sales with multiple deliverables in accordance with Emerging Issues Task Force 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables".

Summary of the Restatement Adjustments

        The following table set forth summary restated financial data as originally reported and as restated (in thousands):

	Fiscal Year Ended December 25, 2005
	As reported	As restated
Sales	$39,238	$39,597
Cost of sales	27,208	27,736
Net loss	(7,438)	(7,607)
Basic and diluted net loss per share attributable to common stockholders	$(1.37)	$(1.40)
Increase in net loss attributable to common stockholders	—	(169)
Increase in basic and diluted net loss per share attributable to common stockholders	—	$(0.03)

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Restatement Adjustments

        The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statement of operations for the year ended December 25, 2005 (in thousands, except per share data).

	Fiscal Year Ended December 25, 2005
	As Previously Reported	Adjustments	As Restated
Sales	$39,238	$359	$39,597
Cost of sales	27,208	528	27,736
Gross margin (loss)	12,030	(169)	11,861
Operating expenses:
Research and product development	7,440	—	7,440
Sales and marketing	8,349	—	8,349
General and administrative	3,420	—	3,420
Total operating expenses	19,209	—	19,209
Income (loss) from operations	(7,179)	(169)	(7,348)
Interest income (expense), net	(259)	—	(259)
Income (loss) before provision for income taxes	(7,438)	(169)	(7,607)
Provision for income taxes	—	—	—
Net income (loss)	(7,438)	(169)	(7,607)
Beneficial conversion feature	(1,822)	—	(1,822)
Net loss attributable to common stockholders	$(9,260)	$(169)	$(9,429)
Net loss per share attributable to common stockholders:
Basic	$(1.37)	$(0.03)	$(1.40)
Diluted	$(1.37)	$(0.03)	$(1.40)
Weighted average shares
Basic	6,759	—	6,759
Diluted	6,759	—	6,759
Stock-based compensation included in:
Cost of sales	$—	$—	$—
Research and product development	519	—	519
Sales and marketing	70	—	70
General and administrative	6	—	6
Total stock-based compensation	$595	$—	$595

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated balance sheet for the year ended December 25, 2005.

BALANCES AS REPORTED
(in thousands)

	Fiscal Year Ended December 25, 2005
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$6,571	$—	$6,571
Restricted cash	3,749	—	3,749
Accounts receivable, net	9,403	—	9,403
Inventories, net	4,448	2,691	7,139
Prepaid and other current assets	1,684	—	1,684

Total current assets	25,855	2,691	28,546
Property and equipment, net	1,889	—	1,889
Other assets	203	—	203

Total assets	27,947	2,691	30,638
Liabilities, redeemable preferred stock and stockholder's deficit
Current liabilities:
Accounts payable	4,100	—	4,100
Accrued expenses	4,859	—	4,859
Deferred sales	1,600	4,529	6,129
Current portion of long-term debt and lease obligations	1,233	—	1,233

Total current liabilities	11,792	4,529	16,321
Long-term debt and capital lease obligations	1,324	—	1,324

Total liabilities	13,116	4,529	17,645
Commitments and contingencies
Redeemable preferred stock
Series A-2 convertible preferred stock	34,869	—	34,869
Series A-2 convertible preferred stock warrant	73	—	73
Stockholders' deficit
Common stock	275	—	275
Additional paid-in capital	87,903	—	87,903
Warrants	559	—	559
Deferred stock compensation	(28)	—	(28)
Accumulated deficit	(108,820)	(1,838)	(110,658)

Total stockholders' deficit	(20,111)	(1,838)	(21,949)

Total liabilities, redeemable preferred stock and stockholders' deficit	$27,947	$2,691	$30,638

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Note 4. Inventories

        Inventories consist of the following (in thousands):

	December 31, 2006	December 31, 2007
Raw materials	$4	$1,078
Work-in-process	19	14
Finished goods	10,412	12,279

Total inventories	$10,435	$13,371

Note 5. Property and Equipment

        The major components of property and equipment are as follows (in thousands):

	December 31, 2006	December 31, 2007
Computer hardware and software	$8,267	$9,783
Furniture and fixtures	226	1,347
Equipment under capital leases (Note 7)	—	73
Leasehold improvements	406	5,553

	8,899	16,756
Less accumulated depreciation and amortization	(7,133)	(7,882)

Property and equipment, net	$1,766	$8,874

Note 6. Intangibles

        The following table summarizes the components of intangible assets (in thousands):

	December 31, 2006	December 31, 2007
Intangible assets with definite lives
Manufacturing rights	$—	$85
Customer relationships	—	55

	—	140
Less accumulated amortization	—	—

Intangibles assets with definite lives	—	140
Intangible assets with indefinite lives
Developed technologies	—	750

Intangibles, net	$—	$890

        Definite lived intangible assets are amortized over their estimated finite lives of 12 and 24 months for manufacturing rights and customer relationships, respectively. Amortization will begin in 2008. Intangible assets with indefinite lives are not subject to amortization.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Note 7. Accrued Expenses

        The major components of accrued expenses are as follows (in thousands):

	December 31, 2006	December 31, 2007
Payroll, paid time off and related accruals	$996	$1,282
Warranty accruals	1,862	3,470
Royalty accruals	445	368
Other accruals	579	1,344

Total	$3,882	$6,464

Note 8.  Capital Leases

        The Company leases certain equipment under capital lease agreements that expire at various times during 2011. The terms of the leases are 48 months.

        The following is a schedule by year of the future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2007 (in thousands):

Years Ending December 31,
2008	$22
2009	22
2010	21
2011	8
2012	—
Thereafter	—

Total minimum lease payments	$73
Amount representing interest	(9)

Present value of net minimum lease payments	$64

Present value of net minimum lease payments, current	$17

Present value of net minimum lease payments, non-current	$47

	Capitalized Cost	Accumulated Depreciation	Net Book Value December 31, 2007
Equipment under capital leases	$73	$(17)	$56

Note 9.  Capital Stock and Stockholders' Equity

  Series A-2 Preferred Stock

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        During 2005, the Company recorded a beneficial conversion feature ("BCF") charge to net loss attributable to common stockholders of $1,737,000 relating to the issuance of the Series A-2 preferred stock in March 2005. The BCF was calculated using the fair value of the common stock on the dates of issuance, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the Series A-2 preferred stock was convertible.

  Series A-2 Preferred Stock Warrants

        In connection with the issuance of the December 2004 senior loan and security agreement the Company issued warrants to purchase 15,000 shares of Series A-2 Preferred stock. The warrants had an exercise price of $10 per share and an expiration date of December 17, 2009. The warrants were exercised in 2006.

  2006 Follow-on Public Offering

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

  Common Stock Reserved For Issuance

        The following represents the number of common shares reserved for future issuance (in thousands):

	December 31, 2006	December 31, 2007
Common warrants	13	13
Stock options	4,792	5,332
Employee stock purchase plan	270	546

	5,075	5,891

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

  Common Stock Warrants

        From years 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2007:

Expiration Date	Exercise Price Per Share	Number of Shares Underlying Warrant
June 16, 2010	$10.00	12,500

Note 10.  Stock Options

  Stock Options

        In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan ("1997 Plan"), which was replaced by the 2000 Stock Incentive Plan ("2000 Plan"). No further grants may be made under the 2000 Plan after the adoption of the 2006 Plan, which is described below. The 2000 Plan provided for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share was not to be less than 85% of the fair market value per share of the Company's common stock on the date of grant. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). The board has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within an installment period following termination. In general, options expire ten years from the date of grant and any unvested shares acquired related to the immediately exercisable options are subject to repurchase by the Company at the original exercise price. At December 31, 2005 and 2004, no unvested shares of common stock issued and outstanding under the 2000 Plan were subject to repurchase by the Company.

        The 2000 Plan also provided for shares of common stock to be issued directly through either the immediate purchase of shares or as a bonus for services rendered. The purchase price per share was not to be less than 85% of the fair market value per share of the Company's common stock on the date of grant. The purchase price, if granted to an employee who owned 10% or more of the common stock, must have been granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Vesting terms were at the discretion of the Plan Administrators and determined at the date of issuance. In the event the holder ceased to be employed by the Company, any unvested shares were subject to repurchase by the Company at the original purchase price. No such shares of common stock were issued under the 2000 Plan.

        During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The board was authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees were generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expired ten years after the

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

date of grant and the Company holds a right of first refusal in connection with any transfer of vested optioned shares. At December 31, 2004, 125 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. As of December 31, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

        Occam's board of directors adopted the 2006 Equity Incentive Plan, or 2006 Plan, in May 2006, which was approved by the Company's stockholders on August 14, 2006 and amended on November 29, 2007. Shares reserved under our 2006 Equity Incentive Plan were registered under the Securities Act in November 2006, when the plan became effective. The 2000 Stock Incentive Plan was in effect until the 2006 Equity Incentive Plan became effective in November 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and parent and subsidiary corporations' employees and consultants.

        The Company has reserved a total of 2,682,594 shares of the Company's common stock for issuance pursuant to the 2006 Plan, which includes the 2007 increase described below. The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

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

        On November 29, 2007, the Company's compensation committee recommended and the board of directors approved an amendment to our 2006 Equity Incentive Plan to eliminate the automatic grant of stock options to new directors at the time of initial election and to continuing directors on an annual basis thereafter. In lieu of the previous program, the board of directors approved a policy providing for the initial grant to newly elected non-employee directors of shares of restricted stock with an approximate value of $80,000 based on the closing price of Occam common stock over the fifteen trading days prior to and including the date of approval of the grant. Initial grants would vest in three equal annual installments on each anniversary of the date of grant. Follow-on grants with an approximate value of $40,000, to be made on annual basis to continuing directors, would be valued on

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

the same basis and would vest in two equal annual installments on each anniversary of the date of grant.

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

        As of December 31, 2007 there were 5.3 million shares authorized under the Company's stock option plans of which there were 1.3 million shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 31, 2007 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$2.00 to $3.24	46	4.09	$2.48	46	$2.45
$3.44 to $3.44	1,114	9.91	$3.44	—	$—
$3.60 to $4.00	569	6.15	$3.81	461	$3.80
$4.20 to $6.00	584	6.19	$4.34	532	$4.78
$6.20 to $20.75	698	8.23	$17.33	308	$16.79
$50.00 to $537.00	2	2.62	$244.81	2	$244.81
$925.00 to $925.00	1	2.60	$925.00	1	$925.00

$2.00 to $925.00	3,014	7.99	$7.17	1,350	$7.57

        A summary of the Company's stock option activity is as follows (shares and intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,078	$9.59
Granted	1,138	3.73
Exercised	(40)	5.74
Forfeited or expired	(162)	14.37

Outstanding at December 31, 2007	3,014	$7.17	7.99	$183,897
Exercisable at December 31, 2007	1,350	$7.57	6.43	$49,777

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        The weighted-average fair value of options granted to employees for the years ended December 25, 2005, December 31, 2006, and December 31, 2007 were $4.46, $10.19 and $2.00 per share, respectively.

        A summary of the Company's restricted stock unit activity as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—
Awarded	390
Released	—
Forfeited	—

Outstanding at December 31, 2007	390	1.95	$1,390

  Deferred Stock-Based Compensation

        In connection with the grant of certain options to purchase common stock to employees during the years ended December 30, 2001 and December 29, 2002, Occam CA recorded deferred stock-based compensation of approximately $6.1 million and $1.6 million, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to such options. Such amounts were ratably over the vesting period of the related options. Amortization expense relating to employee stock options for the year ended December 25, 2005 totaled $0.6 million. On December 26, 2005 we reclassified the remaining balance in deferred stock-based compensation to additional paid-in capital on our balance sheet.

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

        As of December 31, 2007, a total of 495,701 shares of the Company's common stock were available for sale under the 2006 Employee Stock Purchase Plan. In addition, the plan provides for annual

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

  •
  1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year;

  •
  300,000 shares; or

  •
  such other amount as may be determined by the Company's board of directors or a committee thereof.

        The Company's compensation committee is responsible for administering the 2006 Employee Stock Purchase Plan. The Company's board of directors or its committee has full and exclusive authority to interpret the terms of the 2006 Employee Stock Purchase Plan.

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

        The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code, and provides for consecutive, non-overlapping 6-month offering periods. The offering periods will generally start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on November 2, 2006 and ended January 1, 2007.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Note 11. Income Taxes

        The income tax provision consists of the following (in thousands):

	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Current
Federal	$—	$29	$(3)
State	—	35	59
Deferred
Federal	—	—	—
State	—	—	—

Total	$—	$64	$56

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

        The net effective income tax rate differed from the federal statutory income tax rate as follows:

	Years Ended
	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Statutory federal income tax benefit	34%	34%	34%
State income tax benefit (net of federal benefit)	6%	5%	5%
Other	—%	36%	(9)%
Valuation allowance	(40)%	(70)%	(30)%

	—%	5%	—%

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Deferred tax assets:
Net operating loss carryforwards	$43,001	$42,489	$44,314
Tax credit carryforwards	265	281	1,034
Depreciation and amortization	698	617	592
Deferred sales	735	831	1,019
Other	1,820	1,374	2,615

	46,505	45,591	49,574
Valuation Allowance	(46,505)	(45,591)	(49,574)

Net deferred tax assets	$—	$—	$—

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

        The change in the Company's deferred tax valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
Deferred tax assets:
2005 (Restated(1))	$43,558	$2,947	$46,505
2006	$46,505	$(914)	$45,591
2007	$45,591	$3,983	$49,574

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

        As of December 31, 2007, the Company had net operating loss carryforwards of approximately $116.9 million and $77.3 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2018 and 2007, respectively. The Company has determined that as of December 31, 2007, $20.4 million and $7.3 million of these respective federal and state loss carryforwards are subject to annual limitations pursuant to Internal Revenue Code Section 382 and similar state provisions.

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

        In addition, the Company has federal research tax credits of $0.4 million which may be carried forward to 2027 and state research tax credits of $0.9 million which may be carried forward indefinitely.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

As of December 31, 2007, these tax credits are subject to annual limitations pursuant to state provisions similar to Internal Revenue Code Section 383.

        Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance, and, therefore, no benefits has been recognized for the net operating loss and other deferred tax assets.

        The Tax Uniform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined may restrict utilization of carryforwards.

Accounting for Uncertainty in Income Taxes Disclosure

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN No. 48"). Prior to adoption, the Company's policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolutions, if any, were recognized as charges to the effective income tax rate in the period of resolution. FIN No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 requires to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgement related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

        As a result of adoption, the Company recognized no charge in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. In addition, the Company had gross unrecognized tax liabilities of $5.4 million, which would impact the effective tax rate if recognized. Furthermore, the Company's policy to include interest and penalties related to unrecognized tax benefits within the Company's 'provision for (benefit from) income taxes' did not change. As of January 1, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits.

        The following is a rollforward of total gross unrecognized tax benefit liabilities for 2007 (in thousands):

December 31, 2007
Balance as of January 1, 2007	$5,432
Tax positions related to current year:
Additions	397
Reductions	—

Balance as of December 31, 2007	$5,829

        All additions or reductions to the above liability affects the Company's effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of the date of adoption (January 1, 2007) and December 31, 2007, does not include any interest or penalty.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        The Company's only major tax jurisdictions are the United States and various state jurisdictions. The tax years 1996 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carryforward attributes.

SFAS 123(R) Tax Disclosure

        On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There was no tax benefit realized upon exercise of stock options during the year ended December 31, 2007.

Note 12. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

        Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents of $37.6 million and trade accounts receivable of $14.9 million. The Company maintains its cash and cash equivalents with a major financial institution; at times, such balances exceed FDIC insurance limits.

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

	December 25, 2005 (Restated(1))
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$4,292	11%	$85	1%

	December 31, 2006
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$5,018	7%	$1,899	18%

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

	December 31, 2007
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$7,830	10%	$3,246	22%
Customer B	$7,143	10%	$27	—%

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

Note 13.  Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2014. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the years ended December 25, 2005, December 31, 2006, and December 31, 2007, was $0.8 million, $0.8 million, and $1.3 million, respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2008	$1,165
2009	905
2010	928
2011	952
2012	976
Thereafter	1,120

Total Minimum Lease Payments	$6,046

  Purchase Commitments

        As of December 31, 2007, the Company had open purchase orders with its current contract manufacturers of $8.4 million.

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $0, $164,000, and $138,000 of royalty expenses for the years ended December 25, 2005, December 31, 2006, and December 31, 2007, respectively.

  Legal Proceedings

  2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against Occam and certain of its officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions relating to our financial statements and internal controls with respect revenue recognition. The complaints seek, on behalf of

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of Occam's current and former directors and officers, its current and former outside auditors, the lead underwriter of its secondary public offering in November 2006, and two venture capital firms who were early investors in Occam. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased Occam's common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. Lead plaintiff's opposition to these motions is due March 25, 2008. Defendants' reply briefs in support of their motions are due April 24, 2008. A hearing on the motions to dismiss the consolidated complaint is currently set for May 19, 2008.

        Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously. Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

  IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the "Complaint") on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. The Court has not ruled on the motion.

        Prior to the Second Circuit's December 5, 2006 ruling, Occam agreed, together with over three hundred other companies similarly situated, to settle with the Plaintiffs. A settlement agreement and related agreements were submitted to the Court for approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Complaint in exchange for a guarantee from the Company's insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate.

        Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accrual related to this proposed settlement because it expects any settlement amounts to be covered by its insurance policies.

  Threatened Litigation

        In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of its initial public offering ("IPO") and certain unidentified directors, officers and shareholders of Occam (then known as Accelerated Networks). Occam evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam's IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of Occam's common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam's IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any "short-swing profits" obtained by it in violation of Section 16(b). Occam was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of Occam are named as defendants in this action.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. Occam has waived service and will vigorously defend the litigation.

        Due to the inherent uncertainties of threatened litigation, the Company cannot accurately predict the ultimate outcome of the matter, but the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations. The Company has not recorded any accruals related to the demand letters or Section 16(b) litigation because it expects any resulting resolution to be covered by its insurance policies.

  Other Matters

        From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that there are no currently pending matters that, if determined adversely to the Company, would have a material effect on its business or that would not be covered by its existing liability insurance.

Note 14.  401(k) Plan

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

Note 15.  Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Numerator:
Net loss attributable to common stockholders	$(9,429)	$(2,202)	$(10,386)

Denominator:
Weighted-average common shares outstanding	6,759	9,020	19,760
Adjustment for common shares issued subject to repurchase	—	—	—

Denominator for basic and diluted calculations	6,759	9,020	19,760

Basic and diluted net loss per share applicable to common stockholders	$(1.40)	$(0.24)	$(0.53)

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 2007

Note 16.  Supplemental Disclosures of Cash Flow Information (In Thousands)

	December 25, 2005	December 31, 2006	December 31, 2007
	Restated(1)
Cash paid during year for interest	$400	$66	$4
Interest on notes payable	353	43	—

(1)
See Note 3 "Restatement of Consolidated Financial Statements," in the Notes to Consolidated Financial Statements.

QuickLinks

OCCAM NETWORKS, INC. AND SUBSIDIARY ANNUAL REPORT ON FORM 10-K INDEX
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
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN* AMONG OCCAM NETWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ TELECOMMUNICATIONS INDEX
  ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED FINANCIAL DATA (In thousands, except per share data)
SUMMARY QUARTERLY FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
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
POWER OF ATTORNEY
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (In thousands) Years ended December 25, 2005, and December 31, 2006 and 2007
OCCAM NETWORKS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
OCCAM NETWORKS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007
BALANCES AS REPORTED (in thousands)