Form 10-Q
period 2008-03-31
OCCAM NETWORKS INC/DE
filed 2008-05-12
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2008, the number of shares outstanding of the registrant’s common stock was 19,783,941 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,404	$37,637
Restricted cash	15,808	13,103
Accounts receivable, net	12,753	14,819
Inventories, net	13,237	13,371
Prepaid and other current assets	2,442	2,108
Total current assets	77,644	81,038
Property and equipment, net	8,407	8,874
Intangibles, net	100	890
Other assets	113	83
Total assets	$86,264	$90,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,506	$10,135
Accrued expenses	7,328	6,464
Deferred sales	13,221	12,420
Deferred rent	270	237
Capital lease obligations	17	17
Total current liabilities	28,342	29,273
Deferred rent, net of current portion	1,267	1,299
Capital lease obligations, net of current portion	43	47
Total liabilities	29,652	30,619
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 19,783,867 and 19,773,730 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	289	289
Additional paid-in capital	180,341	179,455
Warrants	331	331
Accumulated deficit	(124,349)	(119,809)
Total stockholders’ equity	56,612	60,266
Total liabilities and stockholders’ equity	$86,264	$90,885

* Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)

Sales	$19,653	$18,987
Cost of sales	11,220	11,970
Gross margin	8,433	7,017
Operating expenses:
Research and development	4,559	2,700
Sales and marketing	4,978	3,460
General and administrative	3,123	1,601
Total operating expenses	12,660	7,761
Loss from operations	(4,227)	(744)
Other income (expense), net	(654)	—
Interest income (expense), net	360	773
Income (loss) before provision for income taxes	(4,521)	29
Provision for income taxes	19	—
Net income (loss)	$(4,540)	$29
Net income (loss) per share available (attributable) to common stockholders:
Basic	$(0.23)	$0.00
Diluted	$(0.23)	$0.00
Weighted average shares:
Basic	19,779	19,739
Diluted	19,779	20,665
Stock-based compensation included in:
Cost of sales	$107	$102
Research and development	296	236
Sales and marketing	187	205
General and administrative	232	170
Total stock-based compensation	$822	$713

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)

Operating activities
Net income (loss)	$(4,540)	$29
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	746	319
Stock-based compensation expense	822	713
Accounts receivable reserves	54	—
Inventory reserves	(10)	380
Write-off of developed technology and related inventory	944	—
Changes in operating assets and liabilities:
Accounts receivable	2,012	(1,712)
Inventory	(50)	157
Prepaid expenses and other assets	(364)	(476)
Accounts payable and accrued expenses	(1,764)	(179)
Deferred sales	801	(1,425)
Net cash used in operating activities	(1,349)	(2,194)
Investing activities
Purchases of property and equipment	(239)	(462)
Increase in restricted cash	(2,705)	—
Net cash used in investing activities	(2,944)	(462)
Financing activities
Common stock issuance costs	—	(32)
Proceeds from the exercise of stock options	64	194
Proceeds from employee stock purchase plan	—	245
Payments of capital lease obligations	(4)	—
Net cash provided by financing activities	60	407
Net decrease in cash and cash equivalents	(4,233)	(2,249)
Cash and cash equivalents, beginning of period	37,637	59,219
Cash and cash equivalents, end of period	$33,404	$56,970
Supplemental disclosure of cash flow information:
Interest paid	$19	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All interim information relating to the three-months periods ended March 31, 2008 and 2007 is unaudited)

1. Business and Basis of Presentation

Occam Networks, Inc. (“Occam,” the “Company,” “we” or “us”) develops, markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and Gigabit Point-to-point fiber optic networks. The Company’s Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2007 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. These consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar quarter and year end.

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

Revenue Recognition

Occam recognizes sales when persuasive evidence of sales arrangements exist, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. We allow credit for products returned within our policy terms.

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of certain RUS contracts provide that transfer of title of the Company’s products does not occur until customer acceptance. In these cases, the Company does not recognize a sale until payment has been received, assuming the remaining revenue recognition criteria are met. The Company believes payment, which contractually occurs after written customer acceptance, provides superior assurance for revenue recognition purposes.

In certain circumstances, the Company enters into transactions with value-added resellers where the resellers may not have the ability to pay for these sales independent of payment to them by the end-user. In these cases, the Company does not recognize revenue until payment has been received, provided the remaining revenue recognition criteria are met.

We warrant our products for periods up to five years and record an estimated warranty accrual when sales is recognized.

2. Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$373	$1,078
Work-in-process	31	14
Finished goods (1)	12,833	12,279
	$13,237	$13,371

(1)            $7.6 million and $8.8 million of finished goods inventory were shipped to customers as of March 31, 2008 and December 31, 2007, respectively. The majority were sent to RUS contract customers and value-added resellers. Sales and related Cost of sales were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these financial statements.

3. Intangibles

In October 2007, we purchased certain assets from Terawave Communications Inc., including a broadband passive optical network (BPON) line of business that addressed Metro-Ethernet/Telemetry applications. We intended to sell this line of business and recorded an intangible asset of approximately $0.8 million as of the asset acquisition date. During the quarter ended March 31, 2008, we were unable to secure a feasible offer and therefore decided to terminate the sales efforts and instead focus on bringing new GPON technology to market. As a result of this decision, we wrote-off both the intangible asset and the related inventory.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2008	March 31, 2007

Net income (loss) available (attributable) to common stockholders	$(4,540)	$29
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net income (loss) per share	19,779	19,739
Dilutive effect of stock options	—	913
Dilutive effect of common stock warrants	—	13
Shares used in computation of diluted net income (loss) per share	19,779	20,665
Basic net income (loss) per share	$(0.23)	$0.00
Diluted net income (loss) per share	$(0.23)	$0.00

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the three months ended March 31, 2008 and March 31, 2007, was $365,464 and $325,000, respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Twelve Months Ending March 31,
2009	$1,349
2010	1,407
2011	1,442
2012	1,478
2013	1,515
Thereafter	2,021
Total Minimum Operating Lease Payments	$9,212

During the three months ended March 31, 2008, the Company entered into a new operating lease in Fremont, California. The new lease will consolidate its Hayward, California and Milpitas, California facilities into one new location. The Company expects to complete the office consolidation in the second quarter of 2008. The lease term is 86 months beginning June 1, 2008.  The lease has an escalation clause with monthly rent beginning at $32,040 increasing annually to $38,257 by the end of the lease term. Along with the rent, the Company will pay a portion of the building’s operating expenses, insurance and real estate taxes which is currently $8,640 per month. A security deposit was made in the form of a $0.3 million letter of credit backed by a certificate of deposit. In addition, we have a construction commitment of $1.6 million for leasehold improvements on the new facility.

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred $60,600 and $46,000 of royalty expenses for the three months ended March 31, 2008 and 2007, respectively.

Legal Proceedings

2007 Class Action Litigation

On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against Occam and certain of its officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 and April 17, 2007, damages of an unspecified amount.

On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of Occam’s current and former directors and officers, its current and former outside auditors, the lead underwriter of its secondary public offering in November 2006, and two venture capital firms who were early investors in Occam. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased Occam’s common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. Lead plaintiffs filed a consolidated opposition to these motions on March 25, 2008. Defendants filed reply briefs in support of their motions on April 24, 2008. A hearing on the motions to dismiss the consolidated complaint is currently set for May 19, 2008 before Judge Snyder.

Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously. Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit

Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, the plaintiff filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both underwriter defendants and the issuer defendants on December 21, 2007, and a reply brief was filed on January 28, 2008. The plaintiff’s have filed an amended reply brief March 28, 2008, in support of their motion to certify the class of plaintiffs there is a stipulation that the underwriter defendants and the issuer defendants have until May 9, 2008, to file an answer to the amended complaint. The Court has not ruled on the motion.

Prior to the Second Circuit’s December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the Court for approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to this proposed settlement because Occam expects any settlement amounts to be covered by its insurance policies.

Threatened Litigation

In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act, by the underwriter of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of Occam (then known as Accelerated Networks). Occam evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of Occam’s common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). Occam was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The court is in discussion with plaintiffs and defendants on how to proceed. Occam has waived service and will vigorously defend the litigation.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, channel partners, landlords and its agreements with certain investors. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2008, the Company had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and the Company has no liabilities recorded for these agreements as of March 31, 2008 and 2007.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include lead-time and cancellation provisions. At March 31, 2008, open purchase orders with contract manufacturers were $15.4 million.

Warranties

Occam provides standard warranties with the sale of products for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time revenue is recognized. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair and replacement costs. The following table summarizes changes in Occam’s accrued warranty liability that is included in accrued liabilities (in thousands):

	March 31, 2008	December 31, 2007

Warranty liability at beginning of period	$3,470	$1,862
Accruals during period	487	3,497
Warranty utilization	(309)	(1,889)
Warranty liability at end of period	$3,648	$3,470

6. Accrued Expenses

The major components of accrued expenses are (in thousands):

	March 31, 2008	December 31, 2007

Warranty accruals	$3,648	$3,470
Payroll, paid time off and related accruals	1,646	1,032
Commissions	782	250
Royalty accruals	432	368
Other accruals	820	1,344
Total	$7,328	$6,464

7. Stock Options, Stock Awards, Employee Stock Purchase Plan, and Share-Based Compensation

Stock Options

A summary of the Company’s stock options activities are as follows (in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,014	$7.17
Granted	33	5.21
Exercised	(19)	3.53
Forfeited or expired	(90)	9.01
Outstanding at March 31, 2008	2,938	$7.11	7.78	$3,679
Exercisable at March 31, 2008	1,382	$7.74	6.27	$1,341

During the three months ended March 31, 2008, the Company reserved an additional 593,212 shares of the Company’s common stock for issuance pursuant to the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of :

•                  3.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•                  750,000 shares; or

•                  such other amount as the Company’s board of directors or a committee thereof may determine.

Stock Awards

A summary of the Company’s restricted stock unit activities are as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	390
Awarded	—
Released	—
Forfeited or expired	(2)
Outstanding at Match 31, 2008	388	1.58	$1,631

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to the 2006 Employee Stock Purchase Plan. The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares.

Stock-Based Compensation

The following table summarizes the impact of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007

Employee stock-based compensation in:
Cost of sales	$107	$102
Research and development	296	236
Sales and marketing	187	205
General and administrative	232	170
Total SFAS 123(R) stock-based compensation in operating expenses	715	611
Total SFAS 123(R) stock-based compensation	$822	$713

As of March 31, 2008, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $5.4 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	2.9%	4.5%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	62%	55%

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

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part II, Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and Gigabit Point-to-point fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market. As of March 31, 2008, we had shipped our BLC platform to over 280 service provider customers.

From our inception through March 31, 2008, we have incurred cumulative net losses of approximately $124.3 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the second, third and fourth quarters of fiscal 2007 and for fiscal 2007 as a whole.

In the second and third quarters of 2007, we experienced a softening in our business. We believe this softening was attributable in part to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture’s Rural Utilities Service, or RUS program, and delays in our financial reporting. In the fourth quarter of 2007, we experienced an improvement in our business, with both revenues and gross margin increasing significantly from the third quarter. In particular, we benefited from strong seasonal spending from our customer base, a new customer in Guam, and an apparent increase in customer confidence, which we attribute in part to the completion of our restatement and our then required SEC filings. While we expect the transition from copper wire to fiber to continue in 2008, we believe that the pace and impact of this transition will vary from quarter-to-quarter.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accounts receivable, inventories, litigation, warranty reserve, stock-based compensation, and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We included in our Annual Report on Form 10-K for the year ended December 31, 2007 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We did not make changes to such critical accounting policies during the three months ended March 31, 2008.

Results of Operations

Three months ended March 31, 2008 and 2007

Sales

	Three Months Ended
	March 31, 2008	March 31, 2007

Sales	$19,653	$18,987

Our sales are principally comprised of sales of our BLC 6000 system product line, cabinets and related accessories. Sales increased by $0.7 million or 4% to $19.7 million for the three months ended March 31, 2008 as compared to sales of $19.0 million for the three months ended March 31, 2007. Sales for the three months ended March 31, 2008, includes $1.0 million for a last-time-buy opportunity of BPON products to former Terawave customers. Excluding the last-time-buy promotion, sales were comparable to the same period in 2007. In fiscal 2007, we experienced fluctuations in our business that we believe are attributable to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber. While we expect the transition from copper wire to fiber to continue, we believe that the pace and impact of this transition will vary from quarter to quarter. We see modest growth in revenue relative to 2007.

Cost of sales and gross margin

	Three Months Ended
	March 31, 2008	March 31, 2007

Cost of sales	$11,220	$11,970
Gross profit	$8,433	$7,017
Gross margin	43%	37%

Cost of sales includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provision for inventory reserve and the cost of post-sales support. Cost of sales decreased by $0.8 million or 6% to $11.2 million for the three months ended March 31, 2008 as compared to $12.0 million for the three months ended March 31, 2007. The decrease in cost of sales during the three months ended March 31, 2008 was primarily due to reductions in product manufacturing costs and inventory carrying costs, partially offset by post-sale customer service costs.

Gross profit increased to 43% of sales for the three months ended March 31, 2008 compared to gross profit of 37% of sales for the three months ended March 31, 2007. Cost of sales and gross margin for the three months ended March 31, 2008 included a provision for repair costs on certain new products which was less than the provision for the three months ended March 31, 2007. As of March 31, 2008 and March 31, 2007, we had accruals of $3.6 million and $2.1 million, respectively, to cover estimated repair costs on field units. These accruals were based upon experience with failures of certain parts and based on estimated repair costs. Also included in cost of sales for the three months ended March 31, 2008, was $0.6 million related to a last-time-buy promotion of BPON products to former Terawave customers.

We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix. To the extent that cabinets and other lower-margin products represent an increased percentage of our total sales in any period, it will tend to reduce our gross margin.

Research and development expenses

	Three Months Ended
	March 31, 2008	March 31, 2007

Research and development	$4,559	$2,700
Percentage of sales	23%	14%

Research and development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to design, development, and testing of our products. Research and development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and development expenses increased by $1.9 million or 69% to $4.6 million for the three months ended March 31, 2008 as compared to $2.7 million for the three months ended March 31, 2007. The increase in research and development expenses was attributable to increased personnel-related costs and third-party design and test costs associated with the development of our new and next-generation products. We expect research and development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses

	Three Months Ended
	March 31, 2008	March 31, 2007

Sales and marketing	$4,978	$3,460
Percentage of sales	25%	18%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $1.5 million or 44% to $5.0 million for the three months ended March 31, 2008 as compared to $3.5 million for the three months ended March 31, 2007. This increase was primarily due to increased headcount, commissions and other promotional expenses incurred in an effort to increase sales and market penetration. In addition, we changed our sales compensation plan from revenue-based commission in 2007 to booking-based commission in 2008. We forecast sales and marketing expenses to decrease slightly from their current levels through the end of 2008.

General and administrative expenses

	Three Months Ended
	March 31, 2008	March 31, 2007

General and administrative	$3,123	$1,601
Percentage of sales	16%	8%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased by $1.5 million or 95% to approximately $3.1 million for the three months ended March 31, 2008 as compared to $1.6 million for the three months ended March 31, 2007. General and administrative expenses increased primarily due to increased legal and accounting fees, stock-based compensation charges, salaries and other personnel-related costs. We expect our general and administrative expenses to remain consistent with current expenses as the Company continues to remediate and put in place controls deemed necessary to improve our processes and controls, add new functions, and improve our human resources capabilities in support of the on-going class actions suits.

Stock-based compensation expense

	Three Months Ended
	March 31, 2008	March 31, 2007

Cost of sales	$107	$102
Research and development	296	236
Sales and marketing	187	205
General and administrative	232	170
Total stock-based compensation	$822	$713

Stock-based compensation expense increased by $0.1 million or 15% to $0.8 million for the three months ended March 31, 2008 as compared to approximately $0.7 million for the three months ended March 31, 2007. This increase is primarily attributable to a decrease in the estimated forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Other income and expense

	Three Months Ended
	March 31, 2008	March 31, 2007

Other income	$290	$—
Other expense	(944)	—
Total other income and expense, net	$(654)	$—

Other income and expense, net was $0.7 million for the three months ended March 31, 2008. Other income of $0.3 million represents payments received. These payments pertained to accounts receivable that were purchased as part of the asset purchase of Terawave Communications, Inc. which occurred in October 2007. At the date of purchase, the accounts were deemed to be uncollectible and no value was recorded on our books. Other expenses were comprised of a write-off of an intangible and its related inventory. During the period ended March, 31, 2008, we wrote-off an intangible for technology developed for Metro-Ethernet/Telemetry technology of $0.8 million and its related inventory of approximately $0.2 million. As part of the purchase of certain assets of Terawave Communications, Inc. on October 25, 2007, we received the intangible and the related inventory. Subsequent to the date of the asset purchase we had sought potential buyers for the Metro-Ethernet/Telemetry technology to recover cash paid for the assets. However, by March 31, 2008, we decided to terminate efforts to sell the Metro-Ethernet/Telemetry technology and to focus instead on bringing to market GPON technology.

The decision to write-off the intangible and its related inventory is based on our primary intent of the asset purchase which was to obtain intellectual property rights related to Terawave’s in-development GPON technology. As of the date of the asset purchase, both Occam and Terawave were independently developing GPON products. Terawave’s product incorporated superior, proprietary hardware technology while Occam’s product development was being built around a superior software packet engine. The purchase of Terawave was intended to allow Occam to match its superior packet engine with Terawave’s superior hardware technology in order to create a best-in-class product.

Interest income and expense

	Three Months Ended
	March 31, 2008	March 31, 2007

Interest income	$393	$773
Interest expense	(33)	—
Total interest income and expense, net	$360	$773

Interest income decreased by $0.4 million or 49% to $0.4 million for the three months ended March 31, 2008 as compared to $0.8 million for the three months ended March 31, 2007. This decrease in interest income was primarily attributable to lower average cash balances, resulting from the use of cash in the purchase of certain assets of Terawave completed during the three months ended December 31, 2007, and, to a lesser extent, lower interest rates during 2008.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended March 31, 2008 and 2007, we provided $19,000 and $0, respectively, for federal and state income taxes.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $33.4 million, stockholders equity of $56.6 million, and working capital of $49.3 million, compared with cash and cash equivalents of $37.7 million, stockholders equity of $60.3 million, and working capital of $51.8 million as of December 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2008, was $1.3 million compared to $2.2 million during the same period ended 2007. The sum of our net loss and certain non-cash expenses, such as depreciation and amortization, stock-based compensation, write-off of developed technology and related inventory resulted in an outflow of $2.0 million in the 2008 period, compared to an inflow of $1.4 million in the 2007 period. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $0.7 million in the 2008 period compared to an outflow of $3.6 million in the 2007 period.

Net cash used in investing activities for the three months ended March 31, 2008, was $2.9 million compared to $0.5 million during the same period ended 2007. Cash used in investing activities for the three months ended, March 31, 2008, was primarily due to an increase of $2.7 million in restricted cash related to performance bonds required in connection with our RUS contracts, compared to $0.5 million for purchases of property and equipment which was primarily leasehold improvements for our new corporate headquarters in Santa Barbara, California during the same period in 2007.

Net cash provided by financing activities for the three months ended March 31, 2008, was less than $0.1 million compared to $0.4 million for the same period in 2007. Cash provided by financing activities for the three months ended March 31, 2008, was primarily from exercises of stock option of approximately $0.1 million, compared to $0.4 million for exercises of options and purchases made under the ESPP Plan for the same period in 2007.

Working Capital

Working capital decreased to $49.3 million as of March 31, 2008, compared to $51.8 million as of December 31, 2007.

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

•                  cost and timing of marketing and selling activities; and

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

Contractual Obligations

We lease our facilities and certain assets under non-cancelable operating leases expiring through 2015, excluding various renewal options.

We lease certain office equipment under capital leases.

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases and our commitment under capital leases as of March 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments(1)	$15,391	$15,391	$—	$—	$—
Operating leases (2)	$9,212	$1,349	$2,849	$2,993	$2,021
Capital leases	$68	$21	$44	$3	$—

(1)                                  Under the terms of our agreement with our contract manufacturers, we issue purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturer to meet estimated sales demands. The agreement includes certain lead-time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of purchase requirements.

(2)                                  During March 2008, we entered into an 86 month non-cancellable operating lease agreement that will begin on June 1, 2008. The facility is located in Fremont, California. A security deposit was made in the form of a $0.3 million letter of credit backed by a certificate of deposit. Our new lease will enable us to consolidate our employees from our Hayward, California and Milpitas, California facilities into one location. In addition, we have a construction commitment of $1.6 million for leasehold improvements on the new facility.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2008, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and we have no liabilities recorded for these agreements as of March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on us will depend upon our level of acquisition activity.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), “Certain Assumptions Used in Valuation Methods.” SAB No. 110 expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with the Statement of Financial Accounting No. 123R, “Shared-Based Payment.” Companies electing to use this method should apply it consistently to all “plain vanilla” employee share options, and disclose the use of the method in the notes to the financial statements. We are currently evaluating the impact of applying SAB No. 110 on our business and financial condition.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We do not anticipate that SFAS No. 159 will have a material effect on our results of operations and financial position, although we are continuing to evaluate the full impact of the adaption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by Occam in the first quarter of 2008. We do not anticipate that SFAS No. 157 will have a material effect on our results of operations and financial position, although we are continuing to evaluate the full impact of the adoption of SFAS No. 157.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2008, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Our audit committee’s remediation plan consists of the following modifications and improvements in our internal controls relating to the sales and revenue- recognition transaction cycle. Modifications and improvements to our internal controls completed as of March 31, 2008 are also set forth below:

Implemented as of March 31, 2008
Remediation Plan
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

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. Lead plaintiffs filed a consolidated opposition to these motions on March 25, 2008. Defendants filed reply briefs in support of their motions on April 24, 2008. A hearing on the motions to dismiss the consolidated complaint is currently set for May 19, 2008 before Judge Snyder.

We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a consolidated amended class action complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, the plaintiff filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both underwriter defendants and the issuer defendants on December 21, 2007, and a reply brief was filed on January 28, 2008. The plaintiff’s have filed an amended reply brief March 28, 2008, in support of their motion to certify the class of plaintiffs there is a stipulation that the underwriter defendants and the issuer defendants have until May 9, 2008, to file an answer to the amended complaint. The Court has not ruled on the motion.

Prior to the Second Circuit’s December 5, 2006 ruling, we agreed, together with over three hundred other companies similarly situated, to settle with the plaintiffs. A settlement agreement and related agreements were submitted to the Court for approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to this proposed settlement because Occam expects any settlement amounts to be covered by its insurance policies.

Threatened Litigation

In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act, by the underwriter of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of Occam (then known as Accelerated Networks). Occam evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of Occam’s common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). Occam was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The court is in discussion with plaintiffs and defendants on how to proceed. Occam has waived service and will vigorously defend the litigation.

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

Impact on our Business

As a result of the investigation, we filed the Form 10-K for the year ended December 31, 2006 approximately six and one-half months late, and we also failed until October 2007 to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which had been due in May 2007 and August 2007, respectively. Our non-compliance with public reporting obligations also subjected us to delisting proceedings from the NASDAQ Global Market, which have since been resolved. Our prior delinquencies, the restatement, resulting litigation, any regulatory inquiries, and other adverse publicity could continue to affect our relationships with customers and customer prospects and could have a material adverse effect on our business, revenues, operating results, and financial condition. In particular, in the second quarter of 2007, following the disclosure of our audit committee investigation and after we became subject to NASDAQ delisting proceedings, we identified a softening of our business that continued into the third quarter of 2007. We believe this softening was attributable in part to delays associated with our customers’ evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture’s Rural Utilities Service, or RUS program, and in part to delays in our financial reporting. In the fourth quarter of 2007, we experienced an improvement in our business, with both revenues and gross margins increasing significantly from the third quarter. Our customers consist largely of small, conservatively managed telecommunications companies, and we expect that these customers and customer prospects may continue to evaluate the results of the restatement and conclusions of the internal investigation when determining whether to initiate or continue purchasing from us. Moreover, we anticipate that our competitors will seek to leverage the restatement and investigation to raise concerns about us in the minds of our customers and customer prospects. Any adverse publicity or customer uncertainty resulting from our announcement of the restatement, associated litigation, and any regulatory actions could have a material adverse effect on our business, revenues, results of operations, and financial condition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of March 31, 2008, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected. As discussed in this Quarterly Report on Form 10-Q, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2008. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

We have incurred significant losses since our inception. As of March 31, 2008, we had an accumulated deficit of $124.3 million. We incurred substantial losses in 2007. We expect to continue to incur losses in 2008. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, and December 31, 2006. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales. In prior periods we have experienced excess and obsolete inventory write-downs which impact the Company’s cost of goods sold. This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations.

If our products contain undetected defects, including errors and interoperability issues, we could incur significant unexpected expenses to remedy the defects, which could have a material adverse effect on our sales, results of operations or financial condition.

Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as “defects”) that can only be detected when deployed in live networks that generate high amounts of communications traffic. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products after broad deployment and as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. In 2007, we experienced higher than average failures of certain assemblies that were fabricated between October 2005 and January 2006 and identified design issues associated with a transistor that resulted in equipment disruption and that required a re-engineering effort. As a result, we increased our warranty accruals in 2007. Any similar occurrences in the future could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

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

The jurisdiction of the Federal Communications Commission, or FCC, extends to the entire telecommunications industry, including our customers. Future FCC regulations affecting the broadband access industry, our customers, or the service offerings of our customers, may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service subsidies implemented and administered by the FCC. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive state universal service subsidies. Changes in FCC or state rate regulations or federal or state universal service subsidies or the imposition of taxes on Internet access service, could adversely affect our customers’ revenues and capital spending plans. In addition, international regulatory bodies are beginning to adopt standards and regulations for the telecom industry. These domestic and foreign standards, laws and regulations address various aspects of VoIP and broadband use, including issues relating to liability for information retrieved from, or transmitted over, the Internet. Changes in standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against service providers could adversely affect the development of Internet and other IP-based services. This, in turn, could directly or indirectly materially adversely impact the telecom industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

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

As of December 31, 2007, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 31.3% of our outstanding common stock. Investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners, collectively control approximately 27.7% of our outstanding common stock. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

While we anticipate our cash balances and any cash from operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future. There is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to us and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. Any failure to obtain financing when and as required would have an adverse and material effect on our business, consolidated financial condition and consolidated results of operations.

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

In addition, our audit committee received a letter dated March 10, 2008 from our current independent registered public accounting firm identifying a material weakness relating to revenue recognition and significant deficiencies relating to segregation of duties, post-closing adjusting journal entries, and accounting for parts and fixed asset purchases. Our chief executive officer and our chief financial officer have further determined that, as of March 31, 2008, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our audit committee, with the assistance of special counsel to the audit committee and reflecting input from our current independent registered public accounting firm, developed a list of identified goals and directives to enhance our internal control over financial reporting, including development of meaningful and comprehensive training programs and protocols for the communication and enforcement of our recently amended and restated code of ethics and conduct. These recommendations are described in greater detail in the discussion under Part I, Item 4, section (b) relating to changes in internal controls. Our full board of directors has adopted these recommendations, and we are in the process of implementing them, in consultation with our independent registered public accounting firm and an independent outside consultant we have retained in connection with the development of our implementation plan for Section 404 of the Sarbanes-Oxley Act of 2002.

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
Dated: May 12, 2008

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