Form 10-Q
period 2008-06-30
OCCAM NETWORKS INC/DE
filed 2008-08-11
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 30, 2008, the number of shares outstanding of the registrant’s common stock was 19,817,463 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007*

ASSETS
Current assets:
Cash and cash equivalents	$20,440	$37,637
Restricted cash	20,976	13,103
Accounts receivable, net	21,095	14,819
Inventories	16,505	13,371
Prepaid and other current assets	2,193	2,108
Total current assets	81,209	81,038
Property and equipment, net	11,360	8,874
Intangibles, net	160	890
Other assets	101	83
Total assets	$92,830	$90,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,891	$10,135
Accrued expenses	7,367	6,464
Deferred revenue	19,218	12,420
Deferred rent	319	237
Capital lease obligations	17	17
Total current liabilities	36,812	29,273
Deferred rent, net of current portion	1,196	1,299
Capital lease obligations, net of current portion	38	47
Total liabilities	38,046	30,619
Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 19,817,463 and 19,773,730 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	289	289
Additional paid-in capital	181,172	179,455
Warrants	331	331
Accumulated deficit	(127,008)	(119,809)
Total stockholders’ equity	54,784	60,266
Total liabilities and stockholders’ equity	$92,830	$90,885

* Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$22,826	$19,237	$42,479	$38,224
Cost of revenue	12,731	12,125	23,951	24,095
Gross margin	10,095	7,112	18,528	14,129
Operating expenses:
Research and development	4,774	3,040	9,333	5,740
Sales and marketing	5,105	3,591	10,083	7,051
General and administrative	3,080	2,211	6,203	3,812
Total operating expenses	12,959	8,842	25,619	16,603
Loss from operations	(2,864)	(1,730)	(7,091)	(2,474)
Other income (expense), net	(48)	—	(702)	—
Interest income (expense), net	275	784	635	1,557
Loss before provision for income taxes	(2,637)	(946)	(7,158)	(917)
Provision for income taxes	22	—	41	—
Net loss	$(2,659)	$(946)	$(7,199)	$(917)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.05)	$(0.36)	$(0.05)
Weighted average shares attributable to common stockholders:
Basic and diluted	19,801	19,765	19,791	19,752

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007

Operating activities
Net loss	$(7,199)	$(917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,720	1,076
Depreciation and amortization	1,496	652
Impairment of intangibles	981	—
Accounts receivable reserves	751	—
Inventory reserves	28	232
Loss from disposal of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(7,027)	(2,036)
Inventories	(3,356)	1,018
Prepaid expenses and other current assets	(102)	(2,828)
Accounts payable and accrued expenses	638	4,026
Deferred revenue	6,798	(2,488)
Net cash used in operating activities	(5,259)	(1,265)
Investing activities
Increase in restricted cash	(7,873)	(287)
Net purchases of property and equipment	(3,928)	(4,130)
Purchase of intangibles	(125)	—
Net cash used in investing activities	(11,926)	(4,417)
Financing activities
Exercise of stock options	65	194
Payments of payroll taxes for vested restricted stock units	(68)	—
Payments of capital lease obligations	(9)	—
Proceeds from employee stock purchase plan	—	245
Common stock issuance costs	—	(75)
Net cash provided by (used in) financing activities	(12)	364
Net decrease in cash and cash equivalents	(17,197)	(5,318)
Cash and cash equivalents, beginning of period	37,637	59,219
Cash and cash equivalents, end of period	$20,440	$53,901
Supplemental disclosure of cash flow information:
Interest paid	$31	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2007 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. These unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

The unaudited condensed consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of June 30, 2008, the results of its operations for the three months and six months ended June 30, 2008 and 2007, and its cash flow for the six months ended June 30, 2008 and 2007. The December 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

Effective January 1, 2007, Occam adopted a fiscal reporting schedule based on calendar quarter and year end.

Certain reclassifications have been made to our prior year balances in order to conform to the current period presentation.

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

We warrant our products for periods up to five years and record an estimated warranty accrual when shipped.

2. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents at fair value. Our cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2008, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $18.4 million at June 30, 2008.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$4	$1,078
Work-in-process	9	14
Finished goods (1)	16,492	12,279
	$16,505	$13,371

(1)            $11.3 million and $8.8 million of finished goods inventory were shipped to customers as of June 30, 2008 and December 31, 2007, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related Cost of Revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these financial statements.

4. Intangibles, net

In October 2007, we purchased certain assets from Terawave Communications, Inc., including a broadband passive optical network (BPON) line of business that addressed Metro-Ethernet/Telemetry applications. We intended to sell this line of business and recorded an intangible asset of approximately $0.8 million as of the asset acquisition date. During the period ended March 31, 2008, we were unable to secure a feasible offer and therefore decided to terminate the sales efforts and instead focus on bringing new Gigabyte Passive Optical Network (“GPON”) technology to market. As a result of this decision, we wrote-off both the intangible asset and the related inventory.

In June 2008, we determined the intangible for customer relationships to be fully impaired and wrote-off the remaining unamortized balance of approximately $37,000. Valuation for the intangible was based on estimated Broadband Passive Optical Network (“BPON”) revenues through 2009 from certain customers of Terwave Communications, Inc. With final shipments of our last-time-buy promotion of BPON products to former Terawave customers during the period ended June 30, 2008, customer relationships ceased to have future value for the Company.

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net loss attributable to common stockholders	$(2,659)	$(946)	$(7,199)	$(917)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	19,801	19,765	19,791	19,752
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—
Shares used in computation of diluted net income (loss) per share	19,801	19,765	19,791	19,752
Basic and diluted net loss per share	$(0.13)	$(0.05)	(0.36)	(0.05)

6. Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for the six months ended June 30, 2008 and June 30, 2007 was $0.8 million and $0.6 million, respectively. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Twelve Months Ending June 30,
2009	$1,359
2010	1,415
2011	1,451
2012	1,487
2013	1,524
Thereafter	1,672
Total Minimum Lease Payments	$8,908

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred $146,000 and $70,000 of royalty expenses for the six months ended June 30, 2008 and 2007, respectively.

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

On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of Occam’s current and former directors and officers, its current and former outside auditors, the lead underwriter of its secondary public offering in November 2006, and two venture capital firms who were early investors in Occam. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased Occam’s common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants’ motions. This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court’s July 1, 2008 order. Defendants must answer this amended complaint on or before August 29, 2008.

Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously. Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and the plaintiffs filed a consolidated amended class action complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. The plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, the plaintiffs filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both underwriter defendants and the issuer defendants on December 21, 2007, and a reply brief was filed on January 28, 2008. The plaintiffs filed an amended reply brief on March 28, 2008, in support of their motion to certify the class of plaintiffs. The underwriter defendants and the issuer defendants have until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June and will likely go through the end of August 2008.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The court is in discussion with plaintiffs and defendants on how to proceed including law and motion filings. Occam has waived service and will vigorously defend the litigation.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2008, the Company had not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and the Company has no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At June 30, 2008, open purchase orders with contract manufacturers were $16.0 million.

Warranties

Occam provides standard warranties with the sale of products for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time of shipment. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam’s actual history, projected return and failure rates and current repair and replacement costs. The following table summarizes changes in Occam’s accrued warranty liability that is included in accrued expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Balance at beginning of period	$3,648	$2,107	$3,470	$1,862
Warranty provision expensed during period	464	1,134	951	1,821
Warranty utilization	(402)	(469)	(711)	(911)
Balance at end of period	$3,710	$2,772	$3,710	$2,772

7. Accrued Expenses

The major components of accrued expenses are (in thousands):

	June 30, 2008	December 31, 2007

Warranty accruals	$3,710	$3,470
Payroll, paid time off and related accruals	2,037	1,032
Commissions	466	250
Royalty accruals	410	368
Other accruals	744	1,344
Total	$7,367	$6,464

8. Stock Options, Stock Awards, Employee Stock Purchase Plan, and Share-Based Compensation

A summary of the Company’s equity incentive plan activities is as follows (in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exerciseable at January 1, 2008	3,014	$7.17
Granted	168	$4.30
Exercised	(19)	$3.53
Forfeited or expired	(195)	$8.22
Outstanding at June 30, 2008	2,968	$6.96	7.42	$734
Exerciseable at June 30, 2008	1,462	$7.84	5.76	$147

Weighted-average fair value for options granted during the six months ended June 30, 2008 was $2.29 per share.

During the six months ended June 30, 2008, the Company reserved an additional 593,212 shares of the Company’s common stock for issuance pursuant to the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of :

•                  3.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•                  750,000 shares; or

•                  such other amount as the Company’s board of directors or a committee thereof may determine.

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	390
Awarded	35
Released	(41)
Forfeited or expired	(21)
Outstanding at June 30, 2008	363	1.65	$906

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to the 2006 Employee Stock Purchase Plan. The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. Employee participation in the plan resumed in November 2007 and the next issuance of shares under the plan is scheduled for August 2008.

Stock-Based Compensation

The following table summarizes the impact of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Employee stock-based compensation in:
Cost of revenue	$111	$21	$218	$123
Research and product development expense	329	142	625	378
Sales and marketing expense	221	73	408	278
General and administrative expense	237	127	469	297
Total SFAS 123(R) stock-based compensation in operating expenses	787	342	1,502	953
Total SFAS 123(R) stock-based compensation	$898	$363	$1,720	$1,076

As of June 30, 2008, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $5.1 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Six Months Ended
	June 30, 2008	June 30, 2007
Risk-free interest rate	3.3%	5.0%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	60%	55%

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

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in this Report in Part II, Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and Gigabit Point-to-point fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market. As of June 30, 2008, we had shipped our BLC platform to over 300 service provider customers.

From our inception through June 30, 2008, we have incurred cumulative net losses of approximately $127.0 million. We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the second, third and fourth quarters of fiscal 2007 and for fiscal 2007 as a whole.

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

We included in our Annual Report on Form 10-K for the year ended December 31, 2007 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We did not make changes to such critical accounting policies during the six months ended June 30, 2008.

Results of Operations

Three-months ended June 30, 2008 and June 30, 2007

Revenue

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Revenue	$22,826	$19,237	$3,589	19%

Our revenue is principally comprised of our BLC 6000 series system product line, cabinets and related accessories. Revenue increased by $3.6 million or 19% to $22.8 million for the three months ended June 30, 2008 as compared to revenue of $19.2 million for the three months ended June 30, 2007. This increase in our revenue for the three months ended June 30, 2008 was due to the expansion of our customer base and repeat orders from existing customers. We are noticing a shift in our customer base toward longer term loan projects funded by RUS, a trend that could affect the timing of revenue recognition. Additionally, our customers are indicating increased uncertainty concerning the current credit situation in the marketplace which could adversely affect their capital investment decisions and ability to obtain financing. We currently expect modest growth in 2008 revenue relative to 2007.

Cost of revenue and gross margin

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Cost of revenue	$12,731	$12,125	$606	5%
Gross margin	$10,095	$7,112	$2,983	42%
Gross margin percentage	44%	37%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. Cost of revenue increased by $0.6 million or 5% to $12.7 million for the three months ended June 30, 2008 as compared to $12.1 million for the three months ended June 30, 2007. The increase in cost of revenue during the three months ended June 30, 2008 was attributable primarily to increased shipments and sales of our products.

Gross margin increased to 44% of revenue for three months ended June 30, 2008 compared to gross margin of 37% of revenue for the three months ended June 30, 2007. The increase in gross margin for the three months ended June 30, 2008 was primarily the result of incremental revenue, lower product costs and a one-time reduction in a warranty provision. For the three months ended June 30, 2007, gross margin was adversely affected by a $0.5 million warranty accrual related to design issues associated with a transistor that resulted in potential equipment disruption. The design issues required a re-engineering effort and resulting specific warranty accrual.

We expect that our gross margins will fluctuate from quarter-to-quarter due in part to variations in product mix, production start-up of new products, increase in costs such as energy and the transitioning of our manufacturing to China. To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin.

Research and development expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Research and development	$4,774	$3,040	$1,734	57%
Research and development as a percentage of revenue	21%	16%

Research and development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products. Research and development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years. Research and development expenses increased by $1.7 million or 57% to $4.8 million for the three months ended June 30, 2008 as compared to $3.0 million for the three months ended June 30, 2007. The increase in research and development expenses was attributable to the development of our Gigabit Passive Optical Networks (“GPON”) products, including expenses related to certain assets of Terawave Communications, Inc. purchased on October 25, 2007. The development of GPON brought with it an increase in head-count, salary and personnel-related costs, and third-party design and test costs. We currently expect research and development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Sales and marketing	$5,105	$3,591	$1,514	42%
Sales and marketing as a percentage of revenue	22%	19%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $1.5 million or 42% to $5.1 million for the three months ended June 30, 2008 as compared to $3.6 million for the three months ended June 30, 2007. This increase was primarily due to increased headcount, commissions and marketing event expenses. Also contributing to the increase was a change to our Sales Incentive Compensation Plan effective January 2008, which changed from 50% of commission earned when orders booked and 50% of commissions earned when orders shipped to 100% commission earned when orders are booked. We currently expect sales and marketing expenses through the end of 2008 to remain consistent with current expense levels.

General and administrative expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

General and administrative	$3,080	$2,211	$869	39%
General and administrative as a percentage of revenue	13%	11%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs. General and administrative expenses increased by $0.9 million or 39% to $3.1 million for the three months ended June 30, 2008 as compared to $2.2 million for the three months ended June 30, 2007. General and administrative expenses increased primarily due to increased legal fees related to outstanding stockholder litigation, salaries and other costs related to certain remedial measures to address internal control weaknesses identified in 2007. We currently expect legal fees related to outstanding stockholder litigation to be reimbursed by our are insurance carriers, subject to applicable retentions. However, legal fees associated with indemnification obligations to underwriters and certain selling stockholders are not covered by insurance. The timing of the claim receipts and reimbursements will affect the amount of expense being reported in any given period. We currently expect general and administrative expenses for the remainder of 2008 to remain at current levels.

Stock-based compensation

	Three Months Ended
	June 30, 2008	June 30, 2007

Cost of revenue	$111	$21
Research and development	329	142
Sales and marketing	221	73
General and administrative	237	127
Total stock-based compensation	$898	$363

Stock-based compensation expense increased by approximately $0.5 million or 147% to $0.9 million for the three months ended June 30, 2008 as compared to approximately $0.4 million for the three months ended June 30, 2007. This increase is primarily attributable to a decrease in the estimated forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Other income (expense), net

Other expense, net consisted primarily of an impairment charge related to customer relationships acquired from Terawave Communications, Inc.

Interest income (expense), net

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Interest income	$299	$784	$(485)	62%
Interest expense	(24)	—	(24)	N/A
Total interest income (expense), net	$275	$784	$(509)	65%

Interest income and expense, net decreased by $0.5 million or 65% to $0.3 million for the three months ended June 30, 2008, as compared to $0.8 million for the three months ended June 30, 2007. The decrease in interest income was primarily attributable to lower average cash balances.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended June 30, 2008 and 2007, we provided $22,000 and none respectively, for federal and state income taxes.

Six months ended June 30, 2008 and June 30, 2007

Revenue

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Revenue	$42,479	$38,224	$4,255	11%

Revenue increased by $4.3 million or 11% to $42.5 million for the six months ended June 30, 2008 as compared to revenue of $38.2 million for the six months ended June 30, 2007. This increase was primarily attributable to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, related accessories and cabinets, and an increase in the recognition of previously deferred revenue. Revenue during the six months ended June 30, 2008, included approximately $1.0 million for a last-time-buy opportunity of BPON products to former Terawave customers. We currently expect modest growth in 2008 revenue relative to 2007.

Cost of revenue and gross margin

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Cost of revenue	$23,951	$24,095	$(144)	(1)%
Gross margin	$18,528	$14,129	$4,399	31%
Gross margin percentage	44%	37%

Cost of revenue decreased by $0.1 million or 1% to $24.0 million for the six months ended June 30, 2008 as compared to $24.1 million for the six months ended June 30, 2007. The decrease in cost of revenue during the six months ended June 30, 2008 was attributable primarily to increased shipments and sales of our products.

Gross margin increased to 44% of revenue in the six months ended June 30, 2008 compared to gross margin of 37% of revenue for the six months ended June 30, 2007. The increase in gross margin for the six months ended June 30, 2008 was primarily the result of incremental revenue, lower product costs and a one-time reduction in a warranty provision.. For the six months ended June 30, 2007, gross margin was adversely affected by additional costs a $0.5 million warranty accrual related to design issues associated with a transistor that resulted in potential equipment disruption. The design issues required a re-engineering effort and resulting specific warranty accrual. These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

We expect that our gross margins will fluctuate due in part to variations in product mix, production start-up of new products, increase in costs such as energy and the transitioning of our manufacturing to China. To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue, it will tend to reduce our gross margin.

Research and development expenses

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Research and development	$9,333	$5,740	$3,593	63%
Research and development as a percentage of revenue	22%	15%

Research and development expenses increased by $3.6 million or 63% to $9.3 million for the six months ended June 30, 2008 as compared to $5.7 million for the six months ended June 30, 2007. The increase in research and development expenses was attributable to increased personnel-related costs and third-party design costs. We currently expect research and development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Sales and marketing	$10,083	$7,051	$3,032	43%
Sales and marketing as a percentage of revenue	24%	18%

Sales and marketing expenses increased by $3.0 million or 43% to $10.1 million for the six months ended June 30, 2008 as compared to $7.1 million for the six months ended June 30, 2007. This increase was primarily due to increased headcount, commissions and marketing events. We currently expect sales and marketing expenses to remain unchanged from their present levels through the end of 2008.

General and administrative expenses

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

General and administrative	$6,203	$3,812	$2,391	63%
General and administrative as a percentage of revenue	15%	10%

General and administrative expenses increased by $2.4 million or 63% to $6.2 million for the six months ended June 30, 2008 as compared to $3.8 million for the six months ended June 30, 2007. General and administrative expenses increased primarily due to increased legal fees related to outstanding stockholder litigation, stock-based compensation charges, salaries, and labor-related costs to address internal control weaknesses identified in the audit. We currently expect general and administrative expenses for the remainder of 2008 to remain at the same level.

Stock-based compensation

	Six Months Ended
	June 30, 2008	June 30, 2007

Cost of revenue	$218	$123
Research and development	625	378
Sales and marketing	408	278
General and administrative	469	297
Total stock-based compensation	$1,720	$1,076

Stock-based compensation expenses increased by approximately $0.6 million or 60% to $1.7 million for the six months ended June 30, 2008 as compared to approximately $1.1 million for the six months ended June 30, 2007. This increase is primarily attributable to a change in the forfeiture rate used in our stock-based compensation expense calculations and grants of additional options. We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Other income (expense), net

Other expense, net was $0.7 million for the six months ended June 30, 2008 as compared to none for the six months ended June 30, 2007. During the period ended March, 31, 2008, we wrote-off an intangible for technology developed for Metro-Ethernet/Telemetry technology of $0.8 million and its related inventory of approximately $0.2 million. As part of the purchase of certain assets of Terawave Communications, Inc. on October 25, 2007, we acquired the intangible and the related inventory. Subsequent to the date of the asset purchase we had sought potential buyers for the Metro-Ethernet/Telemetry technology to recover cash paid for the assets. However, by March 31, 2008, we decided to terminate efforts to sell the Metro-Ethernet/Telemetry technology and to focus instead on bringing to market GPON technology. Other income of $0.3 million represents payments received that pertained to accounts receivable that were acquired as part of the purchase of certain assets of Terawave Communications, Inc. in October 2007. At the date of purchase, the accounts were deemed to be uncollectible and no value was recorded on our books.

The decision to write-off the intangible and its related inventory is based on the primary intent behind our acquisition which was to obtain intellectual property rights related to Terawave’s in-development GPON technology. As of the date of the asset purchase, both Occam and Terawave were independently developing GPON products. Terawave’s product incorporated superior, proprietary hardware technology while Occam’s product development was being built around a superior software packet engine. Our purchase of the assets of Terawave was intended to allow Occam to match its superior packet engine with Terawave’s superior hardware technology in order to create a best-in-class product.

In June 2008, we recorded an impairment charge of $37,000 related to customer relationships acquired from Terawave Communications, Inc.

Interest income (expense), net

	Six Months Ended		Increase (Decrease) 2008 vs. 2007
	June 30, 2008	June 30, 2007	Amount	Percentage

Interest income	$692	$1,557	$(865)	56%
Interest expense	(57)	—	(57)	N/A
Total interest income (expense), net	$635	$1,557	$(922)	59%

Interest income and expense, net decreased by $0.9 million or 59% to $0.6 million for the six months ended June 30, 2008, as compared to $1.6 million for the six months ended June 30, 2007. The decrease in interest income was primarily attributable to lower average cash balances.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the six months ended June 30, 2008 and 2007, we provided $41,000 and none respectively, for federal and state income taxes.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $20.4 million, restricted cash of $21.0 million, stockholders’ equity of $54.8 million, and working capital of $44.4 million, compared with cash and cash equivalents of $37.6 million, restricted cash of $13.1 million, stockholders’ equity of $60.3 million, and working capital of $51.8 million as of December 31, 2007. The majority of the increase in restricted cash at June 30, 2008, was related to performance bonds required for our Rural Utilities Service, or RUS 397 contracts.

Net cash used in operating activities for the six months ended June 30, 2008, was $5.3 million compared to $1.3 million during the same period ended 2007. The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, impairment of intangibles related to developed technology and customer relationships, and accounts receivable reserves resulted in an outflow of $2.2 million in the 2008 period, compared to an inflow of $1.0 million in the 2007 period. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $3.0 million in the 2008 period compared to $2.3 million in the 2007 period.

Net cash used in investing activities for the six months ended June 30, 2008, was $11.9 million compared to $4.4 million during the same period ended 2007. Cash used in investing activities for the six months ended June 30, 2008, was primarily due to an increase of $7.6 million in restricted cash related to performance bonds required in connection with our RUS contracts and $4.0 million for purchases of property and equipment of which $3.1 million was for our new facility in Fremont, California, compared to $4.1 million for purchases of property and equipment which was primarily leasehold improvements for our new corporate headquarters in Santa Barbara, California during the same period in 2007.

Net cash used in financing activities for the six months ended June 30, 2008 was $12,000 compared to $0.4 million provided by for the same period in 2007. Cash used in financing activities for the six months ended June, 2008, was due to proceeds from exercise of stock options of $65,000 offset by payments of payroll taxes for vested restricted stock units of $68,000, and payments of capital lease obligations of $9,000 for office equipment, compared to proceeds of $0.4 million for exercises of options and employee stock purchase plan offset by $75,000 for common stock issuance cost for the same period in 2007.

Working Capital

Working capital decreased to $44.4 million as of June 30, 2008, compared to $51.8 million as of December 31, 2007.

Our future liquidity and capital requirements will depend on numerous factors, including the:

• collectability of accounts receivable;

• amount and timing of revenue;

• extent to which our existing and new products gain market acceptance;

• extent to which funds are restricted due to performance bonds required in connection with our RUS contracts;

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases and our commitment under capital leases as of June 30, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments(1)	$15,953	$15,953	$—	$—	$—
Operating leases	$8,908	$1,359	$2,866	$3,011	$1,672
Capital leases	$63	$21	$41	$1	$—
Licensing agreements	$290	$15	$265	$10	$—

(1)Under the terms of our agreement with our contract manufacturers, we issue purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturer to meet estimated sales demands. The agreement includes certain lead-time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of purchase requirements.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2008, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and we have no liabilities recorded for these agreements as of June 30, 2008.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008. We do not anticipate that SFAS No. 159 will have a material effect on our results of operations and financial position, although we are continuing to evaluate the full impact of the adoption of SFAS No. 159.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2008, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Our audit committee’s remediation plan consists of the following modifications and improvements in our internal controls relating to the revenue- recognition transaction cycle. Modifications and improvements to our internal controls completed and in remediation as of June 30, 2008 are also set forth below:

Implemented as of June 30, 2008

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

•	a revenue recognition checklist should accompany the financial package for each transaction;
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
•

compliance with the stated order addendum process, to ensure that all terms agreed upon with a customer following the issuance of the customer quote or purchase order have been captured and provided to finance;

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

In Remediation as of June 30, 2008

Remediation Plan

•

implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue;

•

standardize language on each customer’s quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement; and

•

establish a central, virtual repository for all documentation relating to a transaction, including quotes, emails, letters of intent, volume pricing agreements, special pricing approval forms, and all other transaction documents, which are uploaded by sales and sales administration personnel.

In May 2008, we announced that we had hired a new Chief Financial Officer, and since May, we have also hired a new Corporate Controller and other finance personnel. Our current Chief Financial Officer, Corporate Controller, and other personnel are currently evaluating our internal controls and procedures, including changes implemented as part of the remediation plan described above. With respect to those changes identified above as having been implemented, we expect our finance department will continue to test and evaluate the effectiveness of theses changes over the next few quarters. In addition, they may identify and implement additional remedial changes based on any issues they may identify.

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

On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased our common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants’ motions. This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court’s July 1, 2008 order. Defendants must answer this amended complaint on or before August 29, 2008.

We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering. The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York. The Court appointed a lead plaintiff on April 16, 2002, and the plaintiffs filed a consolidated amended class action complaint (the “Complaint”) on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The underwriter defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. The plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007, the plaintiffs filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both underwriter defendants and the issuer defendants on December 21, 2007, and a reply brief was filed on January 28, 2008. The plaintiffs filed an amended reply brief on March 28, 2008, in support of their motion to certify the class of plaintiffs. The underwriter defendants and the issuer defendants have until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June and will likely go through the end of August 2008.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The court is in discussion with plaintiffs and defendants on how to proceed including law and motion filings. Occam has waived service and will vigorously defend the litigation.

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

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other public filings.

Risks Related to Our Restatement, Internal Control Deficiencies, and Stockholder Litigation

Matters relating to or arising from our recent restatement, errors in our historic revenue recognition practices, and weaknesses in our internal controls, including the outcome of pending stockholder litigation as well as any future litigation, could have a material adverse effect on our business, revenues, operating results, or financial condition.

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

Among other adverse effects, the investigation and resulting restatement resulted in the initiation of securities class action litigation, which is described in greater detail below, and could result in other civil litigation or formal or informal regulatory inquiries or litigation, any of which could have a material adverse effect on our business, revenues, operating results, or financial condition. Under Delaware law, our bylaws, and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors, as well as certain underwriters and stockholders, in relation to these matters. Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations or actions in whole or in part, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

In particular, we, certain of our directors and executive officers and others are defendants in a consolidated federal securities class action. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. We cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition. We may become subject to additional litigation, regulatory inquiries, including potential SEC inquiries, or other proceedings or actions arising out of the audit committee review and the related restatement of our historic financial statements. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically. We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements. As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of June 30, 2008, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

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

•                  the amount and timing of our operating costs, including sales, engineering and product costs and capital expenditures; and

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

We have incurred significant losses since our inception. As of June 30, 2008, we had an accumulated deficit of $127.0 million. We incurred substantial losses in 2007. We expect to continue to incur losses in 2008. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, and December 31, 2006. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

A significant portion of our expenses is fixed, and we expect to continue to incur significant expenses for research and development, sales and marketing, customer support, and general and administrative functions. Given the rate of growth in our customer base, our limited operating history and the intense competitive pressures we face, we may be unable to adequately control our operating costs. In order to achieve and maintain profitability, we must increase our revenue while maintaining control over our expense levels.

Because our markets are highly competitive and dominated by large, well-financed participants, we may be unable to compete effectively.

Competition in our market is intense, and we expect competition to increase. The market for broadband access equipment is dominated primarily by large, established suppliers such as ADTRAN, Inc., Alcatel-Lucent, and Tellabs, Inc. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of emerging companies, including Calix Networks, Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

As the market for our products is new and evolving, winning customers early in the growth of this market is critical to our ability to expand our business and increase revenue. Because the products that we and our competitors sell require a substantial investment of time and funds to install, customers are typically reluctant to switch equipment suppliers once a particular supplier’s product has been installed. As a result, competition among equipment suppliers to secure contracts with potential customers is particularly intense and will continue to place pressure on product pricing. Some of our competitors have in the past and may in the future resort to offering substantial discounts to win new customers and generate cash flows. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability.

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

We recently enhanced our BLC 6000 platform to support active Gigabit Ethernet fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. In addition, in 2007 we acquired new GPON technology and we may experience unanticipated delays in improving or deploying it. The introduction of new products is also expected to place pressure on our gross margins as most new products require time and increased sales volumes to achieve cost-saving efficiencies in production. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments, and we may lose current and potential customers.

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

If we were to experience payment problems with either resellers or customers for whom we are unable to assess creditworthiness, it could have an adverse impact on our business, operating results, or financial condition.

Value added resellers, or VARs, account for a substantial portion of our revenue in a quarter. Some of these VARs are not well capitalized, making collection of receivables from them uncertain. In addition, in certain instances, we are limited in our ability to evaluate the creditworthiness of direct customers who decline to provide us with financial information. In 2007, in connection with our restatement, we adopted a revenue recognition policy that we would not recognize revenue from those resellers who lacked an independent ability to pay us until we received cash payment. Sales to VARs for whom we are not able to recognize revenue until we receive cash payment are reflected as deferred revenue. Any collection problems we may experience with these resellers or direct customers could have an adverse impact on our business, operating results, or financial condition. In particular, when we sell and ship to resellers and other customers, legal title to the equipment passes to the reseller or customer on shipment, even though we have not recognized revenue and, under GAAP accounting requirements, the equipment continues to be reflected as inventory on our balance sheet. Any material collection issues with resellers or other customers could result in increases in bad debt expense or collection costs, inventory impairments, or adjustments to our reported revenues or deferred revenues, any of which could result in a decline in our stock price.

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

Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales. In prior periods we have experienced excess and obsolete inventory write-downs which impact the Company’s cost of goods sold. This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations. If we underestimate demand, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipment and our ability to recognize revenue.

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

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Occam Networks, Inc. was held on June 18, 2008. At the Annual Meeting, our stockholders approved the following matters with the respective vote counts indicated:

1)                                      Election of Directors:

Name	For	Withheld
Robert L. Howard-Anderson	15,664,235	97,837
Steven M. Krausz	15,321,919	440,153
Thomas E. Pardun	15,672,458	89,614
Robert B. Abbott	15,671,360	90,712
Robert E. Bylin	15,323,569	438,503
Albert J. Moyer	15,703,550	58,552
Brian H. Strom	15,328,887	433,185

2)                                      Ratification of the appointment of SingerLewak LLP as independent registered public accounting firm for the 2008 fiscal year:

For	Against	Abstain
15,378,013	35,056	349,013

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title
10.5	Occam Networks, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective March 24, 2008.

10.82(1)	Lease Agreement between Prologis Limited Partnership and Occam Networks, Inc. dated as of March 14, 2008.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCAM NETWORKS, INC.
(Registrant)

	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 11, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.5	Occam Networks, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective March 24, 2008.

10.82(1)	Lease Agreement between Prologis Limited Partnership and Occam Networks, Inc. dated as of March 14, 2008.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2008.