Form 10-Q
period 2008-09-30
OCCAM NETWORKS INC/DE
filed 2008-11-10
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-33069

OCCAM NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0442752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6868 Cortona Drive
Santa Barbara, California	93117
(Address of principal executive offices)	(Zip Code))

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

As of October 31, 2008, the number of shares outstanding of the registrant’s common stock was 19,988,574 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2008	2007 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,882	$37,637
Restricted cash	16,909	13,103
Accounts receivable, net	17,104	14,819
Inventories	18,965	13,371
Prepaid and other current assets	3,215	2,108
Total current assets	78,075	81,038
Property and equipment, net	11,035	8,874
Intangibles, net	161	890
Other assets	89	83
Total assets	$89,360	$90,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,879	$10,135
Accrued liabilities	7,128	6,464
Deferred revenue	14,575	12,420
Deferred rent	403	237
Capital lease obligations	23	17
Total current liabilities	32,008	29,273
Deferred rent, net of current portion	1,958	1,299
Capital lease obligations, net of current portion	50	47
Total liabilities	34,016	30,619
Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 19,988,574 and 19,773,730 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	289	289
Additional paid-in capital	182,391	179,455
Warrants	331	331
Accumulated deficit	(127,667)	(119,809)
Total stockholders’ equity	55,344	60,266
Total liabilities and stockholders’ equity	$89,360	$90,885

*     Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$25,131	$15,660	$67,610	$53,884
Cost of revenue	14,380	9,959	38,331	34,054
Gross margin	10,751	5,701	29,279	19,830
Operating expenses:
Research and development	5,004	3,245	14,337	8,985
Sales and marketing	4,677	3,728	14,760	10,779
General and administrative	2,050	4,218	8,253	8,030
Total operating expenses	11,731	11,191	37,350	27,794
Loss from operations	(980)	(5,490)	(8,071)	(7,964)
Other income (expense), net	—	(200)	(702)	(91)
Interest income (expense), net	250	784	885	2,232
Loss before provision for (benefit from) income taxes	(730)	(4,906)	(7,888)	(5,823)
Provision for (benefit from) income taxes	(71)	—	(30)	—
Net loss	$(659)	$(4,906)	$(7,858)	$(5,823)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.25)	$(0.40)	$(0.29)
Weighted average shares attributable to common stockholders:
Basic and diluted	19,894	19,765	19,826	19,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating activities
Net loss	$(7,858)	$(5,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,348	1,565
Depreciation and amortization	2,354	1,186
Impairment of intangibles	981	—
Accounts receivable reserves	(110)	—
Inventory reserves	(3)	645
Loss from disposal of property and equipment	26	—
Changes in operating assets and liabilities:
Accounts receivable	(2,176)	(3,155)
Inventories	(5,785)	(1,080)
Prepaid and other current assets	(1,113)	(3,434)
Accounts payable and accrued liabilities	1,233	6,709
Deferred revenue	2,155	1,259
Net cash used in operating activities	(7,948)	(2,128)
Investing activities
Increase in restricted cash	(3,806)	(4,630)
Net purchases of property and equipment	(4,438)	(7,988)
Purchase of intangibles	(160)	—
Purchase of investments	—	(1,575)
Net cash used in investing activities	(8,404)	(14,193)
Financing activities
Exercise of stock options	69	194
Payments of payroll taxes for vested restricted stock units	(68)	—
Capital lease obligations	9	—
Proceeds from employee stock purchase plan	587	245
Common stock issuance cost	—	(75)
Net cash provided by financing activities	597	364
Net decrease in cash and cash equivalents	(15,755)	(15,957)
Cash and cash equivalents, beginning of period	37,637	59,219
Cash and cash equivalents, end of period	$21,882	$43,262
Supplemental disclosure of cash flow information:
Interest paid	$35	$3
Income taxes paid	$40	$190

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Occam Networks, Inc. (“Occam,” the “Company,” “we” or “us”) develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and Gigabit Point-to-point fiber optic networks.  The Company’s Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of September 30, 2008, the results of its operations for the three months and nine months ended September 30, 2008 and 2007, and its cash flow for the nine months ended September 30, 2008 and 2007.  The December 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS.  The terms of certain RUS contracts provide that transfer of title of the Company’s products does not occur until customer acceptance. The Company classifies the deferred revenue associated with these contracts as an offset to accounts receivable until payment is received. Then the Company reclassifies the amount to the liability account for deferred revenue. As of September 30, 2008 and December 31, 2007, the Company had $6.5 million and $5.6 million, respectively, offset against accounts receivable. The Company does not recognize revenue until all of the contract payments have been received, assuming the remaining revenue recognition criteria are met.

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

In accordance with SFAS 157, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At September 30, 2008, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $20.6 million at September 30, 2008.

3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$186	$1,078
Work-in-process	6	14
Finished goods (1)	18,773	12,279
	$18,965	$13,371

(1)   $10.1 million and $8.8 million of finished goods inventory were shipped to customers as of September 30, 2008 and December 31, 2007, respectively.  The majority were sent to RUS contract customers and value-added resellers.  Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories.  For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

4.    Intangibles, net

In October 2007, we purchased certain assets from Terawave Communications, Inc., including a broadband passive optical network (BPON) asset purchase that addressed Metro-Ethernet/Telemetry applications.  We intended to sell this line of business and recorded an intangible asset of approximately $0.8 million as of the asset acquisition date.  During the period ended March 31, 2008, we were unable to secure a feasible offer and therefore decided to terminate the sales efforts and instead focus on bringing new Gigabyte Passive Optical Network (“GPON”) technology to market.  As a result of this decision, we wrote-off both the intangible asset and the related inventory.

In June 2008, we determined the intangible for customer relationships to be fully impaired and wrote-off the remaining unamortized balance of approximately $37,000.  Valuation for the intangible was based on estimated Broadband Passive Optical Network (“BPON”) revenues through 2009 from certain customers of Terawave Communications, Inc.  With final shipments of our last-time-buy promotion of BPON products to former Terawave customers during the period ended June 30, 2008, these customer relationships ceased to have future value for the Company.

5.    Net Loss Per Share

The following table sets forth the computation of basic net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss attributable to common stockholders	$(659)	$(4,906)	$(7,858)	$(5,823)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	19,894	19,765	19,826	19,756
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—
Shares used in computation of diluted net loss per share	19,894	19,765	19,826	19,756
Basic and diluted net loss per share	$(0.03)	$(0.25)	$(0.40)	$(0.29)

6.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015.  Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment.  Total rent expense was $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007 respectively, and $1.0 million and $0.8 million, for the nine months ended September 30, 2008 and 2007 respectively.  Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

September 30,
2008 (remaining)	$349
2009	1,398
2010	1,433
2011	1,469
2012	1,505
Thereafter	2,510
Total Minimum Lease Payments	$8,664

Royalties

From time to time, the Company may license certain technology for incorporation into its products.  Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products.  The Company incurred royalty expense of $95,000 and $27,000 for the three months ended September 30, 2008 and 2007 respectively and $241,000 and $98,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint.  On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants’ motions.  This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms.  On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court’s July 1, 2008 order.  Defendants answered this amended complaint on August 29, 2008. A scheduling conference has been set by the Court for November 17, 2008.

Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously.  Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering.  The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants.  The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice.  On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a motion for rehearing.  On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiff’s subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June and is ongoing and settlement talks are in process.

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

Threatened Litigation

In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of Occam (then known as Accelerated Networks).  Occam evaluated the demand and declined to prosecute the claim.  On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam’s IPO, alleging violations of Section 16(b).  The complaint alleges that the combined number of shares of Occam’s common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b).  Occam was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. Oral argument has been requested and has been set for January 19, 2009. It is anticipated that it will be three to four months before the Court will rule on the motion after completion of oral argument.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords.  In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering.  Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited.  As of September 30, 2008, the Company had not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements . During the quarter indemnification requests were received by the Company.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand.  Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions.  At September 30, 2008, open purchase orders with contract manufacturers were $13.0 million.

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

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$3,710	$2,772	$3,470	$1,862
Warranty accruals	625	837	1,576	2,658
Warranty settlements	(459)	(612)	(1,170)	(1,523)
Balance at end of period	$3,876	$2,997	$3,876	$2,997

7.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	September 30, 2008	December 31, 2007
Warranty accruals	$3,876	$3,470
Payroll, paid time off and related accruals	1,940	1,032
Commissions	173	250
Royalty accruals	471	368
Other accruals	668	1,344
Total	$7,128	$6,464

8.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Share-Based Compensation

Stock option activity, under the Company’s stock option plan for the nine months ended September 30, 2008 is summarized as below (in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,014	$7.17	7.99	$184
Granted	274	$4.25
Exercised	(20)	$3.54
Forfeited or expired	(262)	$9.23
Outstanding at September 30, 2008	3,006	$6.75	7.39	$727
Exercisable at September 30, 2008	1,494	$7.73	5.79	$173

Weighted-average fair value for options granted during the nine months ended September 30, 2008 was $2.24 per share.

During the nine months ended September 30, 2008, the Company reserved an additional 593,212 shares of the Company’s common stock for issuance pursuant to the 2006 Equity Incentive Plan.  The 2006 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of :

•                  3.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•                  750,000 shares; or

•                  such other amount as the Company’s board of directors or a committee thereof may determine.

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	390	1.95	$1,390
Awarded	35
Released	(41)
Forfeited or expired	(21)
Outstanding at September 30, 2008	363	1.39	$972

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to the 2006 Employee Stock Purchase Plan (the “ESPP”).  The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares.  Employee participation in the plan resumed in November 2007 and the next issuance of shares under the plan is scheduled for February 2009.  In connection with the ESPP, on August 15, 2008, 58,685 and 111,426 shares were issued at a purchase price per share of $2.86 and $3.77, respectively.

Stock-Based Compensation

The following table summarizes the impact of SFAS 123(R) for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase right based on the estimated fair value on our Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Employee stock-based compensation in:
Cost of revenue	$72	$71	$290	$194
Research and product development expense	243	164	868	542
Sales and marketing expense	149	144	557	422
General and administrative expense	164	110	633	407
Total SFAS 123(R) stock-based compensation in operating expenses	556	418	2,058	1,371
Total SFAS 123(R) stock-based compensation	$628	$489	$2,348	$1,565

As of September 30, 2008, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $4.4 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Nine Months Ended
	September 30, 2008	September 30, 2007
Risk-free interest rate	3.2%	4.0%
Expected term (years)	4.9	4.9
Dividend yield	0%	0%
Expected volatility	59%	51%

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and Gigabit Point-to-point fiber optic networks.  Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV.  Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption.  In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings.  We market our products through a combination of direct and indirect channels.  Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market.  As of September 30, 2008, we had shipped our BLC platform to over 300 service provider customers.

From our inception through September 30, 2008, we have incurred cumulative net losses of approximately $127.7 million.  We realized income from operations and were profitable on a net income basis during the quarters ended September 24, 2006 and December 31, 2006 and for the year ended December 31, 2006.  Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000.  We experienced operating and net losses in the second, third and fourth quarters of fiscal 2007 and for fiscal 2007 as a whole.

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

We included in our Annual Report on Form 10-K for the year ended December 31, 2007 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We did not make changes to such critical accounting policies during the nine months ended September 30, 2008.

Results of Operations

Three-months ended September 30, 2008 and 2007

Revenue

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Revenue	$25,131	$15,660	$9,471	60%

Our revenue is principally comprised of our BLC 6000 series system product line, cabinets and related accessories.  Revenue increased by $9.5 million or 60% to $25.1 million for the three months ended September 30, 2008 as compared to revenue of $15.7 million for the three months ended September 30, 2007.  The increase in our revenue for the three months ended September 30, 2008 was due to higher sales of fiber products. We believe our revenues in the quarter ended September 30, 2007 were also adversely affected by our then-pending audit committee investigation and financial restatement.  We currently expect modest growth in revenue for the remainder of 2008 relative to 2007.

Cost of revenue and gross margin

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Cost of revenue	$14,380	$9,959	$4,421	44%
Gross margin	$10,751	$5,701	$5,050	89%
Gross margin percentage	43%	36%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty costs, costs of any manufacturing yield problems, field replacements, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.  Cost of revenue increased by $4.4 million or 44% to $14.4 million for the three months ended September 30, 2008 as compared to $10.0 million for the three months ended September 30, 2007.  The increase in cost of revenue during the three months ended September 30, 2008 was attributable primarily to increased revenue shipments and sales of our products.

Gross margin increased to 43% of revenue for three months ended September 30, 2008 compared to gross margin of 36% of revenue for the three months ended September 30, 2007.  The increase in gross margin for the three months ended September 30, 2008 was primarily the result of incremental revenue and lower product costs.  For the three months ended September 30, 2007, gross margin was adversely affected by a specific warranty accrual related to design issues associated with a transistor that resulted in potential equipment disruption.  The design issues required a re-engineering effort and resulting specific warranty accrual.

We expect that our gross margins will fluctuate from quarter-to-quarter due in part to variations in product mix, production start-up of new products, and changes in costs related to our supply chain logistics.  To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin.

Research and development expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Research and development	$5,004	$3,245	$1,759	54%
Research and development as a percentage of revenue	20%	21%

Research and development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to five years.  Research and development expenses increased by $1.8 million or 54% to $5.0 million for the three months ended September 30, 2008 as compared to $3.2 million for the three months ended September 30, 2007.  The increase in research and development expenses was attributable to the development of our Gigabit Passive Optical Networks (“GPON”) products, which brought with it an increase in head-count, salary and personnel-related costs, and third-party design and test costs.  We currently expect research and development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Sales and marketing	$4,677	$3,728	$949	25%
Sales and marketing as a percentage of revenue	19%	24%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses increased by $1.0 million or 25% to $4.7 million for the three months ended September 30, 2008 as compared to $3.7 million for the three months ended September 30, 2007.  This increase was primarily due to increased headcount, higher commissions and increases in marketing event expenses.  Also contributing to the increase was a change to our Sales Incentive Compensation Plan effective January 2008, which changed from 50% of commission earned when orders booked and 50% of commissions earned when orders shipped to 100% commission earned when orders are booked.  We currently expect sales and marketing expenses through the end of 2008 to remain consistent with current expense levels.

General and administrative expenses

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
General and administrative	$2,050	$4,218	$(2,168)	(51)%
General and administrative as a percentage of revenue	8%	27%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel.  Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs.  General and administrative expenses decreased by $2.2 million or 51% to $2.1 million for the three months ended September 30, 2008 as compared to $4.2 million for the three months ended September 30, 2007.  General and administrative expenses decreased primarily due to decreased professional fees and expenses related to the audit committee investigation offset partially by legal fees related to outstanding stockholder litigation, increased salaries and other costs related to certain remedial measures to address internal control weaknesses identified in 2007.  We currently expect legal fees related to outstanding stockholder litigation to be reimbursed by our insurance carriers, subject to applicable retentions.  However, legal fees associated with indemnification obligations to underwriters and certain selling stockholders are not covered by insurance.  The timing of the claim receipts and reimbursements will affect the amount of expense being reported in any given period.  We currently expect general and administrative expenses for the remainder of 2008 to remain at current levels.

Stock-based compensation

	Three Months Ended
	September 30, 2008	September 30, 2007
Cost of revenue	$72	$71
Research and development	243	164
Sales and marketing	149	144
General and administrative	164	110
Total stock-based compensation	$628	$489

Stock-based compensation expense increased by approximately $139,000 or 28% to $0.6 million for the three months ended September 30, 2008 as compared to approximately $0.5 million for the three months ended September 30, 2007.  This increase is primarily attributable to a change in the estimated forfeiture rate used in our stock-based compensation expense calculations and grants of additional options.  We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net

	Three Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Interest income	$254	$584	$(330)	(57)%
Interest expense	(4)	—	(4)	N/A
Total interest income (expense), net	$250	$584	$(334)	(57)%

Interest income and expense, net decreased by $0.3 million or 57% to $0.3 million for the three months ended September 30, 2008, as compared to $0.6 million for the three months ended September 30, 2007.  The decrease in interest income was primarily attributable to lower average cash balances and lower interest rates.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors.  For the three months ended September 30, 2008 and 2007, we recorded a tax benefit of $71,000 and none respectively, for federal and state income taxes. The benefit is primarily related to the federal refundable research and development credit due to the new legislation that was passed during this quarter.

Nine months ended September 30, 2008 and 2007

Revenue

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Revenue	$67,610	$53,884	$13,726	25%

Revenue increased by $13.7 million or 25% to $67.6 million for the nine months ended September 30, 2008 as compared to revenue of $53.9 million for the nine months ended September 30, 2007. This increase was primarily attributable to an expanded customer base, repeat orders from existing customers and increased sales of BLC 6000 products, increase in fiber product revenue, accessories and cabinets, and an increase in the recognition of previously deferred revenue.  We believe 2007 revenue was adversely affected in part due to customer uncertainty concerning our then-pending audit committee investigation and financial restatement.  We currently expect modest growth in 2008 revenue relative to 2007.

Cost of revenue and gross margin

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Cost of revenue	$38,331	$34,054	$4,277	13%
Gross margin	$29,279	$19,830	$9,449	48%
Gross margin percentage	43%	37%

Cost of revenue increased by $4.2 million or 13% to $38.3 million for the nine months ended September 30, 2008 as compared to $34.1 million for the nine months ended September 30, 2007.  The increase in cost of revenue during the nine months ended September 30, 2008 was attributable primarily to increased shipments and sales of our products.

Gross margin increased to 43% of revenue in the nine months ended September 30, 2008 compared to gross margin of 37% of revenue for the nine months ended September 30, 2007.  The increase in gross margin for the nine months ended September 30, 2008 was primarily the result of incremental revenue, lower product costs and a one-time reduction in a warranty provision.  For the nine months ended September 30, 2007, gross margin was adversely affected by additional warranty costs related to design issues associated with a transistor that resulted in potential equipment disruption.  The design issues required a re-engineering effort and resulting specific warranty accrual.  These accruals were based upon experience with failures of certain parts and based on estimated repair costs.

We expect that our gross margins will fluctuate due in part to variations in product mix, production start-up of new products, and changes in costs related to our supply chain logistics.  To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue, it will tend to reduce our gross margin.

Research and development expenses

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Research and development	$14,337	$8,985	$5,352	60%
Research and development as a percentage of revenue	21%	17%

Research and development expenses increased by $5.4 million or 60% to $14.3 million for the nine months ended September 30, 2008 as compared to $9.0 million for the nine months ended September 30, 2007.  The increase in research and development expenses was attributable to increased personnel-related costs and third-party design costs to support the development of our GPON equipment.  We currently expect research and development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Sales and marketing	$14,760	$10,779	$3,981	37%
Sales and marketing as a percentage of revenue	22%	20%

Sales and marketing expenses increased by $4.0 million or 37% to $14.8 million for the nine months ended September 30, 2008 as compared to $10.8 million for the nine months ended September 30, 2007.  This increase was primarily due to increased headcount, commissions and marketing events.  We currently expect sales and marketing expenses to remain generally consistent with recent quarters through the end of 2008.

General and administrative expenses

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
General and administrative	$8,253	$8,030	$223	3%
General and administrative as a percentage of revenue	12%	15%

General and administrative expenses increased by $0.2 million or 3% to $8.3 million for the nine months ended September 30, 2008 as compared to $8.0 million for the nine months ended September 30, 2007.  General and administrative expenses increased primarily due to increased legal fees related to outstanding stockholder litigation, stock-based compensation charges, salaries, and labor-related costs to address internal control weaknesses identified in the audit.  We currently expect general and administrative expenses for the remainder of 2008 to remain generally consistent with recent quarters.

Stock-based compensation

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cost of revenue	$290	$194
Research and development	868	542
Sales and marketing	557	422
General and administrative	633	407
Total stock-based compensation	$2,348	$1,565

Stock-based compensation expenses increased by approximately $0.8 million or 50% to $2.3 million for the nine months ended September 30, 2008 as compared to approximately $1.6 million for the nine months ended September 30, 2007.  This increase is primarily attributable to a change in the forfeiture rate used in our stock-based compensation expense calculations and grants of additional options.  We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Other income (expense), net

Other expense, net was $0.7 million for the nine months ended September 30, 2008 as compared to $91,000 for the nine months ended September 30, 2007.  During the three months ended March 31, 2008, we wrote-off an intangible for technology developed for Metro-Ethernet/Telemetry technology of $0.8 million and its related inventory of approximately $0.2 million.  As part of the purchase of certain assets of Terawave Communications, Inc. on October 25, 2007, we acquired the intangible and the related inventory.  Subsequent to the date of the asset purchase we had sought potential buyers for the Metro-Ethernet/Telemetry technology to recover cash paid for the assets.  However, by March 31, 2008, we decided to terminate efforts to sell the Metro-Ethernet/Telemetry technology and to focus instead on bringing to market GPON technology.  Other income of $0.3 million represents payments received that pertained to accounts receivable that were acquired as part of the purchase of certain assets of Terawave Communications, Inc. in October 2007.  At the date of purchase, the accounts were deemed to be uncollectible and no value was recorded on our books.

The decision to write-off the intangible and its related inventory is based on the primary intent behind our asset purchase which was to obtain intellectual property rights related to Terawave’s in-development GPON technology.  As of the date of the asset purchase, both Occam and Terawave were independently developing

GPON products.  We believe Terawave’s product incorporated superior, proprietary hardware technology while Occam’s product development was being built around a superior software packet engine.  Our purchase of the assets of Terawave was intended to allow Occam to match its packet engine with Terawave’s hardware technology in order to create a combined product incorporating the best elements of each individual products.

In June 2008, we recorded an impairment charge of $37,000 related to customer relationships acquired from Terawave Communications, Inc.

Total other interest income (expense), net

	Nine Months Ended		Increase (Decrease) 2008 vs. 2007
	September 30, 2008	September 30, 2007	Amount	Percentage
Interest income	$946	$2,141	$(1,195)	(56)%
Other Income	290	—	290	N/A
Other expense	(992)	—	(992)	N/A
Interest Expense	(61)	—	(61)	N/A
Total other interest income (expense), net	$183	$2,141	$(1,958)	(91)%

Total other interest income and expense, net decreased by $2.0 million or 91% to $0.2 million for the nine months ended September 30, 2008, as compared to $2.1 million for the nine months ended September 30, 2007.  The decrease in interest income was primarily attributable to lower average cash balances and lower interest rates.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors.  For the nine months ended September 30, 2008 and 2007, we recorded a tax benefit of $30,000 and zero respectively, for federal and state income taxes. . The benefit is primarily related to the federal refundable research and development credit due to the new legislation that was passed during this quarter.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $21.9 million, restricted cash of $16.9 million, stockholders’ equity of $55.3 million, and working capital of $46.1 million, compared with cash and cash equivalents of $37.6 million, restricted cash of $13.1 million, stockholders’ equity of $60.3 million, and working capital of $51.8 million as of December 31, 2007.  The majority of the increase in restricted cash at September 30, 2008, was related to performance bonds required for our Rural Utilities Service, or RUS 397 contracts.

Net cash used in operating activities for the nine months ended September 30, 2008, was $8.0 million compared to $2.1 million during the same period ended 2007.  The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, impairment of intangibles related to developed technology and customer relationships, accounts receivable reserves and inventory reserves resulted in an outflow of $2.3 million in the 2008 period, compared to an outflow of $2.4 million in the 2007 period.  The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $5.7 million in the 2008 period compared to a cash inflow of $0.3 million in the 2007 period.

Net cash used in investing activities for the nine months ended September 30, 2008, was $8.4 million compared to $14.2 million during the same period ended 2007.  Cash used in investing activities for the nine months ended September 30, 2008, was primarily due to an increase of $3.8 million in restricted cash related to performance bonds required in connection with our RUS contracts and $4.4 million for purchases of property and equipment of which $3.1 million was for our new facility in Fremont, California, compared to $8.0 million for purchases of property and equipment which was primarily leasehold improvements for our corporate headquarters in Santa Barbara, California during the same period in 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $0.6 million compared to $0.4 million provided by financing activities for the same period in 2007.  Cash provided by financing activities for the nine months ended September 30, 2008, was mainly due to proceeds from the issuance of common stock under the ESPP of $0.6 million and exercise of stock options of $69,000 offset by payments of payroll taxes for vested restricted stock units of $68,000 as compared to proceeds of $0.4 million for exercise of options and the issuance of common stock under the ESPP for the same period in 2007.

Working Capital

Working capital decreased to $46.1 million as of September 30, 2008, compared to $51.8 million as of December 31, 2007.

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases,our commitment under capital leases, our commitment under fixed assets and licensing agreements as of September 30, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$12,917	$12,917	$—	$—	$—
Operating leases	$8,664	$349	$2,831	$2,974	$2,510
Capital leases	$63	$21	$41	$1	$—
Fixed asset commitments	$125	$125	$—	$—	$—
Licensing agreements	$290	$15	$265	$10	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords.  In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited.  As of September 30, 2008, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements. During the quarter indemnification requests were received by the Company.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services.  If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value.  At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in the first quarter of 2008.  The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We do not anticipate that SFAS 160 will have a material impact on our financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2008, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Subject to oversight by our board of directors, our chief executive officer and chief financial officer are responsible for implementing the internal control remediation plan recommended by our audit committee and approved by our board of directors.  We have also engaged an outside consultant in connection with implementing the remediation plan.

Our audit committee’s remediation plan consists of the following modifications and improvements in our internal controls relating to the revenue- recognition transaction cycle.  Modifications and improvements to our internal controls completed and in remediation as of September 30, 2008 are also set forth below:

Implemented as of September 30, 2008

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

In Remediation as of September 30, 2008

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

On January 25, 2008, defendants filed motions to dismiss the consolidated complaint.  On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants’ motions.  This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms.  On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court’s July 1, 2008 order.  Defendants answered this amended complaint on August 29, 2008. A scheduling conference has been set by the Court for November 17, 2008.

Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously.  Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated.

IPO Allocation Litigation

In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks’ initial public offering.  The cases, which have since been consolidated, were filed in the United States District Court for the Southern District of New York.  The Court appointed a lead plaintiff on April 16, 2002, and plaintiffs filed a Consolidated Amended Class Action Complaint (the “Complaint”) on April 19, 2002.  The Complaint was filed on behalf of investors who purchased Accelerated Networks’ stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants.  The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks’ initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices.  Plaintiffs alleged that the prospectus for Accelerated Networks’ initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.  These lawsuits are part of the massive “IPO allocation” litigation involving the conduct of underwriters in allocating shares of successful initial public offerings.  We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms.  In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice.  On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a motion for rehearing.  On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiff’s subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June and is ongoing and settlement talks are in process.

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

Threatened Litigation

In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b), by the underwriter of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of Occam (then known as Accelerated Networks).  Occam evaluated the demand and declined to prosecute the claim.  On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of Occam’s IPO, alleging violations of Section 16(b).  The complaint alleges that the combined number of shares of Occam’s common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b).  Occam was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. Oral argument has been requested and has been set for January 19, 2009. It is anticipated that it will be three to four months before the Court will rule on the motion after completion of oral argument.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically.  We and our current and former independent registered public accounting firms have identified control deficiencies in the past, and in connection with its investigation and determination to restate our financial statements, our audit committee, management, and current independent registered public accounting firm have recently identified deficiencies in our internal controls that contributed to the need to restate our historic financial statements.  As a result of these identified control deficiencies, our chief executive officer and chief financial officer have determined that, as of September 30, 2008, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

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

Remedying our material weakness and other control deficiencies require substantial management time and attention and could result in our incurring substantial incremental expenses, including with respect to increasing the size of our finance organization and retaining outside consultants to assist in the implementation of new internal controls.  Any failure to remedy our identified control deficiencies or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy the deficiencies that resulted in the current restatement, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers.

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

We have had limited experience selling to larger telecommunication companies, and our ability to recognize revenue, if any, from contracts with these companies may be difficult to predict

In early 2008, we announced that we had been selected as the lead access equipment provider for a substantial broadband upgrade by Fairpoint Communications, Inc. in its network in Vermont, New Hampshire, and Maine.  Fairpoint recently acquired these networks through its acquisitions of certain assets of Verizon Communications, Inc.  Fairpoint represented our first customer considered Tier 1 based on the number of telephone lines serviced.  Occam has limited experience selling or servicing Tier 1 customers, and our ability to recognize substantial revenue from the Fairpoint relationship or any other relationships we may establish with Tier 1 customers will depend on several factors, including, among others, the timing of orders and the terms and conditions of the orders, which can affect our ability to satisfy revenue recognition criteria.  We cannot currently predict with any accuracy the timing of orders from Fairpoint, and any delays or termination of Fairpoint’s anticipated upgrade of its northern New England network could have a material adverse effect on our future revenues and operating results.

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

•                  deterioration of  credit market and economic conditions.

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

We have incurred significant losses since our inception.  As of September 30, 2008, we had an accumulated deficit of $127.7 million.  We incurred substantial losses in 2007.  We expect to continue to incur losses in 2008.  We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future.  We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, and December 31, 2006.  Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

Our efforts to increase our sales and marketing efforts to larger telecom operators such as Fairpoint Communications, which may require us to broaden our reseller relationships, may be unsuccessful.

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

•                  deterioration of credit market and economic conditions.

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

None

ITEM 5.  OTHER INFORMATION

None

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

Dated: November 10, 2008

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