Form 10-K
period 2008-12-31
OCCAM NETWORKS INC/DE
filed 2009-03-02
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $56 million as of June 30, 2008 based upon the closing price on the NASDAQ Global Market reported for such date. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's Common Stock on February 27, 2009, was 20,395,070 shares.

DOCUMENTS INCORPORATED BY REFERENCE

This information required by Item 11 of Part III of this Form 10-K is incorporated by reference to the registrant's proxy statement for its 2009 annual meeting of stockholders, for which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

 OCCAM NETWORKS, INC. AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or this Form 10-K, contains forward-looking statements. These forward-looking statements include, among other things, predictions regarding our future:

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

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer, voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capabilities of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, websurfing and other high speed data communications services, IP-based television, or IPTV, including high-definition television, or HDTV, or in some cases all three of these services, referred to as Triple Play. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP services and networks without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. Our BLC products enable all of these services over either traditional twisted-pair copper telephone lines or over newer fiber-to-the-premise, or FTTP, lines.

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. These are companies that never were a part of the original Bell System. Recently, we have expanded our sales activities to include the Caribbean, Latin America, Pacific Islands and certain other international locations, but sales outside North America continue to represent an insignificant portion of our business. As of December 31, 2008, we shipped our BLC platform to over 300 telecommunications customers.

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

  Access Network is the Bottleneck

        Throughout the past decade, telecom service providers have invested considerable resources to upgrade the capacity of their core and metro networks. Core networks connect cities over long distances, while metro networks connect telecom facilities within cities. However, the access network, which serves as the final connection to a residence or business, represents a significant network capacity bottleneck. The access network was originally designed for low-speed voice traffic and is comprised largely of copper telephone lines. In order to overcome the inherent limitations of the access network, service providers deployed first-generation DSL technology. The most prevalent form of this technology generally enables maximum downstream speeds of 1.5 megabits per second, which is far lower than the data transmission rates offered by competing cable companies. These DSL downstream speeds are adequate for basic data applications such as web browsing and emailing, but are less viable for the concurrent or standalone operation of more bandwidth intensive Triple Play services and applications such as HDTV and two-way video conferencing. More recently, enhanced variations of DSL technology supporting greater throughput, including ADSL2Plus and VDSL2, have been standardized, and in the case of ADSL2Plus, have been widely deployed. Enhanced DSL services support bandwidth intensive applications and create a more competitive alternative to cable services. Some service providers have begun replacing portions of their copper access network with a fiber optic technology known as fiber-to-the-premise, or FTTP. Given the cost and effort of replacing copper telephone lines with fiber optic cables, FTTP is typically deployed by most phone companies in phases over multiple years, depending on the number of lines being replaced or deployed.

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

        Addresses the access network bottleneck.    We have designed our products to address capacity constraints in the local access network. Our platform employs advanced DSL technologies, such as ADSL2Plus, to enable access speeds to the subscriber in excess of 20 megabits per second. In addition, we provide a Point-to-Point Gigabit Ethernet fiber-to-the-premise, or FTTP, blade for our BLC product, enabling dedicated access speeds to the subscriber of up to 1,000 megabits per second. In July of 2008, we released our Gigabit Passive Optical Network (GPON) product family. Our customers are now able to offer copper, point-to-point (GigE) and point-to-multipoint (PON) services from the same BLC. By significantly increasing the capacity of local access networks, our customers are able to offer bandwidth-intensive services such as HDTV, on-line gaming and two-way video conferencing.

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

        Integrated and flexible platform.    Our BLC platform performs many of the functions that have traditionally been derived from standalone products dedicated to circuit-switched voice, VoIP, DSL access, fiber optic access, DSL testing and Ethernet switching. We believe the integration of our platform delivers substantial performance advantages while helping our customers to conserve costs, space and power, and simplify their networks by minimizing the number of discrete components. Our platform also features a modular design, allowing our customers to purchase our product with minimal initial investment, and add capacity and features incrementally as their requirements grow. The BLC platform is economical for low-capacity sites, but can scale to support tens of thousands of telephone subscribers from a single site in the network. With the recent introduction of our GPON family of products, and our shipping of point-to-point Gigabit Ethernet FTTP products, our customers have the flexibility to adopt either copper or fiber optic access technologies from the same system.

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

        Continue to enhance and extend our product line.    We will continue to enhance our BLC platform to support new technologies and features to address the evolving requirements of our customers. For example, we recently enhanced our BLC platform with support for 10 Gigabit Ethernet transport. We broadened our product line with the introduction of our GPON blade and a line of GPON optical network terminals, or ONTs, providing our customers with a more complete FTTP solution. We also intend to continue to reduce the cost of our new and existing products to bring increased value to our customers.

        Focus initially on independent operating companies.    We currently focus our direct sales and marketing efforts primarily on North American independent operating companies, or IOCs, because, in our experience, they quickly adopt new technologies and are more willing to purchase products from focused suppliers like us. In addition, a number of favorable regulatory, demographic, financial and competitive factors make IOCs attractive target customers for us. IOCs benefit from government funding for telecom projects aimed at increasing broadband access to rural regions. Some of the areas IOCs serve are experiencing population growth as residents leave cities and suburbs for less populated surrounding areas. IOCs are upgrading their local access networks to support population growth and demand for advanced services by deploying advanced copper and fiber-optic broadband access products such as ours. In addition, IOCs tend to be financially stable with excellent credit and payment characteristics.

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

        Continue to prioritize customer satisfaction.    We seek to consistently provide our customers with high levels of support and service throughout the sales cycle and after installation of our products. We believe that our commitment to service and support has been an important contributing factor to our success to date. We continue to expand our customer support and service capabilities to keep pace with the growth in our customer base, and will continue to make customer satisfaction a top priority for our company.

Products

        BLC 6000 System.    The BLC 6000, our primary product line, was announced in May 2003 and became commercially available in June 2003. The BLC 6000 is an advanced broadband access platform that increases the capacity of local access networks and allows telecom service providers to deliver Triple Play services to their subscribers. The BLC 6000 is a highly-integrated platform that performs functions that have traditionally been delivered by separate voice, video, DSL access, fiber optic access and data networking products. The BLC platform has a modular design composed of a central housing unit, or chassis, and a variety of electronic assemblies or blades to support various services or features. Key elements of the system include:

  •
  Blades.  We offer a variety of blades that transmit traffic upstream and downstream, interconnect various networks and convert circuit-switched voice traffic to VoIP, among other functions. Our blades currently support Gigabit Ethernet, 10 Gigabit Ethernet, GPON, ADSL2Plus, and standard telephone service, or POTS. Our current line of blades is summarized in the table below.

Model	Function	Description
6150	Lifeline POTS	Provides 48 POTS ports, multiple Gigabit Ethernet ports, and four T1 ports and converts analog voice traffic to VoIP
6151	Lifeline POTS	Provides 48 POTS ports and converts analog voice traffic to VoIP
6152	Lifeline POTS	Provides 48 ports of POTS, multiple Gigabit Ethernet ports, and converts analog voice traffic to VoIP
6214	ADSL2plus	Provides 48 ADSL2plus ports with integrated POTS splitters for data and video
6244	ADSL2Plus and POTS Blade	Provides for 24 combination POTS and ADSL2Plus ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection
6246	ADSL2plus and POTS	Provides 24 combination POTS and ADSL2plus ports for voice, data and video service delivery and multiple Gigabit Ethernet ports and four T1 ports
6252	ADSL2plus and POTS	Provides 48 combination POTS, multiple Gigabit Ethernet ports and ADSL2plus ports for voice, data and video service delivery
6312	Optical Line Termination	Provides 20 Gigabit Ethernet ports for customer data and video services, optical fiber transport and blade interconnection
6314	Optical Line Termination	Provides 16 Gigabit Ethernet ports for customer data and video services and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6322	GPON Optical Line Termination	Provides 4 GPON OLT ports for customer voice, data and video services, one optical 10 Gigabit Ethernet transport port and two copper 10Gigabit interconnection ports
6440	Optical Packet Transport	Provides 8 T1 ports and Gigabit Ethernet ports for optical fiber transport and blade interconnection
6450	10Gigabit Optical Aggregation	Provides 16 Gigabit Ethernet ports for customer subnetworks and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6640	Subscriber Trunk Gateway	Interconnects VoIP to traditional voice switches using the TR-08 or GR-303 voice interface protocols
6660	Emergency Standalone	Provides local dialing to emergency service facilities and calls between local POTS subscribers during network outages

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

        Optical network terminals.    Our ON 2300 and ON 2400 series of optical network terminals, or ONTs, reside at either residential or business locations and terminate active Gigabit Ethernet or Gigabit PON FTTP services delivered by the BLC platform. Voice, video and data traffic from the customer premises is fed to the ONT which converts the traffic into optical signals for transmission to the BLC platform. We have introduced two families of ONTs for residential and business applications.

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

  •
  improving the scalability of networks that are built with our products; and

  •
  additional elements of our FTTx family, such as a broader range of ONTs for business and Multi-Dwelling Units, or MDUs, and expanded support for 10Gigabit Ethernet aggregation.

Technology

        We have a set of differentiated hardware and software technology elements and skills that we apply to the development of our products. We have recruited a technical staff that possesses a unique combination of telecom and data networking expertise, which we believe provides a critical advantage in the design of our products. Our technical staff is responsible for the introduction of several key developments, including Point-to-Point Gigabit Ethernet FTTP, 10 Gigabit transport, Ethernet Protection Switching, Emergency Standalone service, and Network Security Management.

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

        Transport and access interfaces.    Our products interface with a wide variety of communications networks. We have applied our diverse expertise in access and transport interfaces to design a family of blades, providing our customers with significant flexibility in the deployment of our products. Specific interface technologies supported by our platform include: Gigabit Ethernet, 10 Gigabit Ethernet, GPON, ADSL2plus, DS1 and standard POTS telephone service.

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

Customers

        For the year ended December 31, 2008, Goldfield Telecom, a value-added reseller and network operator, and Rural Telephone Services, an IOC, accounted for 11% and 10% of our revenue, respectively. For the year ended December 31, 2007, Goldfield Telecom, and Farmers Telephone Cooperative each accounted for 10% of our revenue. For the year ended December 31, 2006, no single customer accounted for 10% or more of our revenue.

        To date, we have primarily focused our sales and marketing efforts on independent operating companies, or IOCs. We believe there are more than 1,100 IOCs in North America. These companies vary in size ranging from small, rural companies serving limited geographic areas with a limited number of lines to large independent providers serving multiple states. We have chosen to focus on IOCs because of the following favorable characteristics:

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

  •
  Favorable demographic trends.  We believe that certain IOCs are experiencing subscriber growth in their markets as individuals move from urban and suburban areas to less populated regions. Many IOCs are also experiencing an increase in demand by their customers for Triple Play services, including IPTV. As a result, many IOCs that we target have a strong incentive to upgrade the capacity and capabilities of their local access networks by purchasing our products.

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

        In March 2005, we entered into a strategic relationship with Tellabs and certain of its subsidiaries in which we granted Tellabs, Inc., or Tellabs, certain exclusive and non exclusive rights to our BLC products. In March 2006, we amended this strategic relationship to, among other things, (i) add a requirement that Tellabs purchase directly from us a certain percentage of the BLC products that it sells to listed exclusive customers. Tellabs' exclusivity expired with respect to the large IOCs in March 2007 and the exclusivity with respect to the remaining large incumbent local exchange carriers expired in March 2008. Tellabs is obligated to pay us a royalty for each BLC product sold to one of the listed exclusive customers and each FTTC product sold to any customer by Tellabs under this strategic relationship. We do not expect to realize a material amount of revenues from the Tellabs relationship.

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

        Our equipment is typically implemented as a part of the service provider's local access network, and is sometimes combined with additional work by the service provider to update the copper wire or to install new fiber optic cable. As a result, a large percentage of the work is done in the late spring, summer and early fall in portions of the country that experience colder weather, including snow and ice. As a result, there can be seasonality to Occam shipments biased towards these seasons.

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

        We expect to continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $19.0 million, $13.3 million, $9.6 million during the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Fremont and Camarillo, California.

Patents and Intellectual Property

        We rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been issued 24 patents, we also have several additional patent applications pending and we intend to file more patent applications. Our issued patents expire over the next 10 to 15 years. Our patent strategy is designed to protect corporate technology assets, provide access to additional technology through cross licensing opportunities and create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Manufacturing

        We outsource significant portions of our manufacturing operation to third parties and have entered into a manufacturing outsourcing contract with Flash Electronics, located in Fremont, California, for the manufacture of our BLC 6000 blade products, as well as our ONT products. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer, and delivery to our end customers. Our products are manufactured in the United States, China and Mexico. We design, specify and monitor all applicable testing in order to meet our internal and customer quality standards. Occam is ISO certified. ISO is a series of standards agreed to by the International Organization for Standardization covering various aspects of design, development, production of equipment and distribution. We have several single or limited source suppliers. Although our products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Competition

        Competition in our market is intense and we expect competition to increase. The market for broadband access equipment is dominated primarily by large suppliers such as Alcatel- Lucent SA, Motorola, Tellabs and ADTRAN Inc. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of companies, including Calix, have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

        Although we believe we compete favorably on the basis of product quality and performance, many of our existing and potential competitors are larger than we are with longer operating histories, and have substantially greater financial, technical, marketing or other resources; and a larger installed base of customers than we do. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may appeal to certain customers.

        As the market for our products evolves, winning customers early in the growth of this market is critical to our ability to expand our business and increase sales. Service providers are typically reluctant to switch equipment suppliers once a particular supplier's product has been installed due to the time and cost associated with such replacements. As a result, competition among equipment suppliers to secure initial contracts with key potential customers is particularly intense and will continue to place pressure on product pricing. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or maintain profitability.

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

        In addition, the Federal Communications Commission and state public utility commissions regulate our customers, including the rates that our customers may charge for telecommunications services. In particular, our IOC customers, but also others including regional Bell operating companies and competitive local exchange carriers, receive substantial revenue from intercarrier compensation (including interstate and intrastate access charges) and federal and state universal service subsidies. In 2001, the FCC initiated a rulemaking proceeding to seek comment as to whether and how the FCC should change its rules governing intercarrier compensation. Beginning in late 2000 and continuing into 2004, the telecom industry experienced a severe downturn, and many telecom service providers filed for bankruptcy. Those companies that survived the downturn substantially reduced their investments in new equipment. In addition, uncertain and volatile capital markets depressed the market values of telecom service providers and restricted their access to capital, resulting in delays or cancellations of certain projects. More recently, we believe capital expenditures among IOCs have been adversely affected as our customers consider their investment and capital expenditure decisions in light of the industry transition from copper wire to fiber. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The FCC and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues. Furthermore, many IOCs use government supported loan programs or grants to finance capital spending. Changes to those programs, such as the United States Department of Agriculture's Rural Utility Service loan program, could reduce the ability of IOCs to access capital. The recent turmoil in the U.S. lending markets and current uncertainty in global economic conditions has had an impact on the overall U.S. economy and the spending patterns of our customers and prospects. Any decision by telecom service providers to reduce capital expenditures, whether caused by the economic downturn, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

        Furthermore FCC regulatory policies that affect the availability of broadband access services may impede the penetration of our customers in their respective markets, affecting the prices that our customers are able to charge, or otherwise affecting the ability of our customers to market their services and grow their business. For example, FCC regulations addressing interconnection of competing networks, collocation, unbundling of network elements and line sharing impact our potential regional Bell operating company, IOC and competitive local exchange provider customers.

        Legislation is also currently before the United States Congress that could affect the demand for our products. Various proposals before the United States Congress would alter the regulatory regime for franchising multichannel video providers, the regulatory status and obligations of VoIP, broadband video and broadband data providers, and the extent to which broadband Internet access providers are subject to non-discrimination or other duties with respect to applications or service provided over broadband networks. Some of these issues are also being considered by state legislatures in various forms.

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

Employees

        As of December 31, 2008, we employed 212 full-time employees in the United States and 3 full-time employees in Canada. Of our total number of employees, 80 were in engineering, 80 were in sales, marketing and customer service, 37 were in finance, IT and administration and 18 were in operations and manufacturing . None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

Facilities

        We have lease agreements related to the following properties:

  •
  approximately 51,000 square feet in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014, and which we initially occupied in June 2007;

  •
  approximately 36,000 square feet of space in Fremont, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in June 2015, and which we initially occupied in June 2008 and;

  •
  approximately 2,930 square feet in Camarillo, California, used primarily for research and product development purposes, which expires in November 2009;

        We believe that our facilities adequately meet our current requirements for the foreseeable future and that we will be able to secure additional facilities as needed on commercially acceptable terms.

Backlog

        Our backlog primarily consists of purchase orders from customers for products to be delivered within the next several quarters. Our backlog as of December 31, 2008 was approximately $20 million. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, allowing customers to cancel orders within negotiated time frames without significant penalty, and other factors that may adversely affect or delay our ability to recognize revenue under applicable revenue recognition rules, our backlog may not be indicative of future revenue during any subsequent quarter.

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

Risks Related to Outstanding Litigation and Internal Controls

An adverse resolution of outstanding litigation resulting from the restatement in October 2007 of our historical financial statements could have a material adverse effect on our business, operating results, or financial condition.

        On October 16, 2007, following a seven month review of our historic revenue recognition practices that was led by our audit committee, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, which included our consolidated financial statements for the year ended December 31, 2006 and which restated our financial statements for the years ended December 26, 2004 and December 25, 2005, for each of the interim quarterly periods in fiscal 2004 and 2005, and the first three interim quarterly periods of fiscal 2006. Following the announcement of the commencement of the audit committee review in March 2007, we, certain of our directors and executive officers and others became defendants in a consolidated federal securities class action. The consolidated complaint alleges that the various defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b 5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition. We cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition. Litigation and any related proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. In addition, an adverse resolution of the outstanding litigation could have a material adverse effect on our financial condition if we are required to use our available cash resources to settle the litigation or satisfy any judgment. This litigation is still in the relatively early procedural stages, and we cannot predict its outcome. In addition, we cannot at this time predict whether our insurance coverage will be sufficient to cover any liability or whether our carriers may seek to rescind or deny coverage.

Potential indemnification obligations set forth in our charter documents or in contracts between us and various officers, directors, and third parties could have a material adverse effect on our business, operating results or financial condition.

        Under Delaware law, our bylaws, and indemnification agreements to which we are a party, we may have an obligation to indemnify certain current and former officers and directors, as well as certain underwriters and stockholders, in relation to outstanding litigation or other related matters. Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors' and officers' liability policies may seek to rescind or deny coverage, either in whole or part, with respect to pending litigation, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

        In connection with the 2007 audit committee review of our revenue recognition practices and our resulting financial restatement, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition. Since the restatement was completed in October 2007, we have implemented new processes and procedures to improve our internal controls and have expanded our finance and accounting staff. Nevertheless, as of December 31, 2008, our chief executive officer and chief financial officer determined that our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States. Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

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

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2007 and the effectiveness of our internal control over financial reporting as of December 31, 2007, our independent registered public accounting firm again identified a material weakness and some significant deficiencies in our internal control over financial reporting in a letter dated March 10, 2008. Specifically, our independent registered public accounting firm noted a continuing material weakness relating to revenue recognition and our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded.

        In connection with the preparation and related audit of our financial statements for the year ended December 31, 2008, our management concluded that the same material weakness reported on December 31, 2007 continued to exist on December 31, 2008 with respect to revenue recognition policies and procedures. In addition, management identified significant deficiencies relating to (i) approval processes for credit memos and special pricing terms and (ii) segregation of duties in our order management group. Management noted that each of the audit committee's 2007 recommendations had been completed but determined that a number of these remediation efforts had not been in place or tested for a sufficient period to conclude that they were effective. In particular, we implemented standardized terms and conditions for customer quotes, contracts, and invoices in the fourth quarter of fiscal 2008, but only a small portion of our revenues in 2008 were generated in transactions entered under these standardized terms. In addition, management concluded that the controls implemented to date have largely been focused on error detection and that we need to implement additional preventative controls designed to address potential errors before they occur.

        Any failure on our part to remedy identified control deficiencies, or any additional delays or errors in our financial reporting, whether or not resulting from the identified material weakness relating to revenue recognition or any significant deficiencies, would have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Form 10-K, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future.

        We are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in connection with this Annual Report on Form 10-K for our year ending December 31, 2008. We have expended significant resources in developing the necessary documentation and testing procedures required by

Section 404 of the Sarbanes Oxley Act. Our management and independent registered public accounting firm have concluded that we did not maintain effective control over financial reporting as of December 31, 2008 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

We have had limited experience selling to larger telecommunication companies, and our ability to recognize revenue, if any, from contracts with these companies may be difficult to predict.

        In early 2008, we announced that we had been selected as the lead access equipment provider for a substantial broadband upgrade by Fairpoint Communications, Inc. in its network in Vermont, New Hampshire, and Maine. Fairpoint recently acquired these networks through its acquisitions of certain assets of Verizon Communications, Inc. Fairpoint represented our first customer who is considered Tier 1 based on the number of telephone lines serviced. We have limited experience selling or servicing Tier 1 customers, and our ability to recognize substantial revenue from the Fairpoint relationship or any other relationships we may establish with Tier 1 customers will depend on several factors, including, among others, the timing of orders and the terms and conditions of the orders, which can affect our ability to satisfy revenue recognition criteria. We cannot currently predict with any accuracy the timing of orders from Fairpoint, and any delays or termination of Fairpoint's anticipated upgrade of its northern New England network could have a material adverse effect on our future revenues and operating results.

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

  •
  delays in recognizing revenue under applicable revenue recognition rules, particularly from government funded contracts, as a result of additional commitments we may be required to make to secure purchase orders, or with respect to sales to value added resellers where we cannot establish based on our credit analysis that collectability is reasonably assured;

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

Our business is substantially dependent on the capital spending patterns of telecom operators, and any reduction or delay in capital spending by our customers, in response to the recent deterioration in macroeconomic conditions or otherwise, would adversely affect our business, operating results, and financial condition.

        Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. In the fourth quarter of 2008, we identified a weakening in new order activity that we believe relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn. Continued macroeconomic weakness and uncertainty in 2009 or future periods could result in further weakness in our new order activity, which would have an adverse effect on our business, revenues, operating results, and financial condition. In addition to the impact of macroeconomic factors, we believe capital expenditures among IOCs have also been adversely affected as our customers consider their investment and capital expenditure decisions in light of the industry transition from copper wire to fiber.

        Other factors affecting the capital spending patterns of telecom service providers include the following:

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

  •
  completion of major network upgrades.

        Changes in government funding programs can also affect capital expenditures by IOCs. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The Federal Communications Commission, or FCC, and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues, which would be expected to have an adverse impact on capital spending budgets. Furthermore, many IOCs use government supported loan programs or grants to finance capital spending. Changes to those programs, such as the Department of Agriculture's Rural Utilities Service loan program, could reduce the ability of IOCs to access capital. Any decision by telecom service providers to reduce capital expenditures, whether caused by the economic downturn, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

We have a history of losses and negative cash flow, and we may not be able to generate positive operating income and cash flows in the future to support the expansion of our operations.

        We have incurred significant losses since our inception. As of December 31, 2008, we had an accumulated deficit of $126.5 million. We incurred substantial losses in 2008. We may continue to incur losses in 2009. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008. We do not believe our results of operations in the quarter ended December 31, 2008 are indicative of our expected results in future near-term quarters. Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

        Competition in our market is intense, and we expect competition to increase. The market for broadband access equipment is dominated primarily by large, established suppliers such as Alcatel-Lucent SA, Motorola, Tellabs and ADTRAN Inc.. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of companies, including Calix, Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

        Many of our existing and potential competitors are larger than we are with longer operating histories, and have substantially greater financial, technical, marketing or other resources; significantly greater name recognition; and a larger installed base of customers than we do. Unlike many of our competitors, we do not provide equipment financing to potential customers. In addition, many of our competitors have broader product lines than we do, so they can offer bundled products, which may appeal to certain customers.

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

        Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as "defects") that may only be detected when deployed in live networks that generate high amounts of communications traffic. In addition, defects or other malfunctions or quality control issues may not appear until the equipment has been deployed for an extended period of time. We also continue to introduce new products that may have undetected software or hardware defects. Our customers may discover defects in our products at any time after deployment or as their networks are expanded and modified. Any defects in our products discovered in the future, or failures of our customers' networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations. As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction. In 2007, we experienced higher than average failures of certain assemblies that were fabricated between October 2005 and January 2006 and identified a design issues associated with a transistor that resulted in equipment disruption and that required a rework effort. As a result, we increased our warranty accruals in 2008. Recently, we have identified malfunctions or defects that we were required to repair under applicable warranties (or elected to repair for customer relations purposes) related to equipment that had been in service for extended periods of times. Defects, malfunctions, or other performance issues relating to our products could increase our warranty accruals and operating expenses, could have an adverse effect on market perceptions of our products, and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our efforts to increase our sales and marketing efforts to larger telecom operators, which may require us to broaden our reseller relationships, may be unsuccessful.

        To date, our sales and marketing efforts have been focused on small and mid-sized IOCs. A key element of our long-term strategy is to increase sales to large IOCs, competitive local exchange carriers, regional Bell operating companies and international telecom service providers. We may be required to devote substantial technical, marketing and sales resources to the pursuit of these customers, who have lengthy equipment qualification and sales cycles. In particular, sales to these customers may require us to upgrade our products to meet more stringent performance criteria, develop new customer specific features or adapt our product to meet international standards. We may incur substantial technical, sales and marketing expenses and expend significant management effort without any assurance of generating sales. Because we have limited resources and large telecom operators may be reluctant to purchase products from a relatively small supplier like us, we plan to target these customers in cooperation with strategic resellers. These reseller relationships may not be available to us, and if formed, may include terms, such as exclusivity and non-competition provisions, that restrict our activities or impose onerous requirements on us. Moreover, in connection with these relationships, we may forego direct sales opportunities in favor of forming relationships with strategic resellers. If we are unable to successfully increase our sales to larger telecom operators or expand our reseller relationships, we may be unable to implement our long-term growth strategy.

If we were to experience payment problems with either resellers or customers for whom we are unable to assess creditworthiness, it could have an adverse impact on our business, operating results, or financial condition.

        Value added resellers, or VARs, account for a substantial portion of our revenue in a quarter. Some of these VARs are not well capitalized, making collection of receivables from them uncertain. In addition, in certain instances, we are limited in our ability to evaluate the creditworthiness of direct customers who decline to provide us with financial information. In 2007, in connection with the restatement of our consolidated financial statements, we adopted a revenue recognition policy that we would not recognize revenue from those resellers who lacked an independent ability to pay us until we received cash payment. Sales to VARs for whom we are not able to recognize revenue until we receive cash payment are reflected as deferred revenue. Any collection problems we may experience with these resellers or direct customers could have an adverse impact on our business, operating results, or financial condition. In particular, when we sell and ship to resellers and other customers, legal title to the equipment passes to the reseller or customer on shipment, even though we have not recognized revenue and the equipment continues to be reflected as inventory on our balance sheet. Any material collection issues with resellers or other customers could result in increases in bad debt expense or collection costs, inventory impairments, or adjustments to our reported revenues or deferred revenues, any of which could result in a decline in our stock price.

We rely on resellers to promote, sell, install and support our products to small customers in North America, and their failure to do so or our inability to recruit or retain resellers may substantially reduce our sales and thus seriously harm our business.

        We rely on value added resellers who can provide high quality sales and support services. We compete with other telecommunications systems providers for our resellers' business as our resellers generally market competing products. If a reseller promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly train our resellers to sell, install and service our products, our business, financial condition and results of operations will suffer.

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

        Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key-man life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

        Competition for skilled personnel, particularly those specializing in engineering and sales is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, either individually or as a group. In particular, we must continue to expand our direct sales force, including hiring additional sales managers, to grow our customer base and increase sales. Even if we are successful in hiring additional sales personnel, new sales representatives require up to a year to become effective, and the recent loss of a senior sales executive could have an adverse impact on our ability to recruit and train additional sales personnel. In addition, our industry is characterized by frequent claims relating to unfair hiring practices. We may become subject to such claims and may incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively hire, integrate and utilize new personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations could suffer.

We may have difficulty managing our growth, which could limit our ability to increase sales and cash flow.

        We have experienced significant growth in our sales and operations in recent years. We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. depending on future business and economic conditions Our historical growth has placed, and is expected to continue to place, significant demands on our management, as well as our financial and operational resources, as required to:

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

        A portion of our manufacturing was moved to the overseas facilities of our primary contract manufacturer. This transition presents a number of risks, including the potential for a supply interruption or a reduction in manufacturing quality or controls, any of which would negatively impact our business, customer relationships and results of operations.

We depend on sole source and limited source suppliers for key components and license technology from third parties. If we are unable to source these components and technologies on a timely basis, we will not be able to deliver our products to our customers.

        We depend on sole source and limited source suppliers for key components of our products. We may from time to time enter into original equipment manufacturer (OEM) and/or original design manufacturer (ODM) agreements to manufacture and/or design certain products. Any of the sole source and limited source suppliers, OEM and ODM suppliers upon which we rely could stop producing our components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. We do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, these suppliers could stop selling components to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components from alternate sources, if available at all. Switching suppliers may require that we redesign our products to accommodate the new component and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, consolidated financial condition and consolidated results of operations.

        Periodically, we may be required to license technology from third parties to develop new products or product enhancements. These third party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm the competitiveness of our products and which would result in a material and adverse effect on our business, consolidated financial condition and consolidated results of operations.

If we fail to accurately predict our manufacturing requirements and manage our inventory, we could incur additional costs, experience manufacturing delays, or lose revenue.

        Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales. In prior periods we have experienced excess and obsolete inventory write downs which impact the Company's cost of revenue. This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations.

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

Changes in existing accounting or taxation rules or practices may adversely affect our consolidated results of operations. In addition, as we expand our business, we could become subject to taxation in new states or jurisdictions, which will require us to incur additional compliance costs and potential taxes and fees associated with complying with such tax laws.

        We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results or the manner in which we conduct our business. For example, prior to fiscal 2006, we accounted for options granted to employees using the intrinsic value method, which, given that we generally granted employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant, resulted in no compensation expense. Beginning in fiscal 2006, we began recording expenses for our stock based compensation plans, including option grants to employees, using the fair value method, under which we expect our ongoing accounting charges related to equity awards to employees to be significantly greater than those we would have recorded under the intrinsic value method. We expect to continue to use stock based compensation as a significant component of our compensation package for existing and future employees. Accordingly, changes in accounting for stock based compensation expense are expected to have a material adverse affect on our reported results. Any similar changes in accounting or taxation rules or practices could have a material impact on our consolidated financial results or the way we conduct our business.

        In recent years, the geographic scope of our business has expanded, and such expansion requires us to comply with the tax laws and regulations of multiple jurisdictions. Requirements as to taxation vary substantially among states and other jurisdictions. We have recently expanded our international sales activity and may become subject to foreign tax laws as well, particularly related to value added taxes. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could subject us to penalties and fees if we inadvertently fail to comply. In the United States, tax authorities in states where we believed we were not subject to sales tax could assert jurisdiction and seek to collect sales taxes, which could result in increased compliance expense as well as penalties and could adversely affect our customer relationships if it is determined we need to collect sales taxes for prior transactions. In the event we fail inadvertently to comply with applicable tax laws, it could have a material adverse effect on our business, results of operations, and financial condition.

The amount of our net operating loss carryforwards, or NOLs, is uncertain, and prior transactions to which we have been a party and future transactions to which we may become a party, including stock issuances and certain shareholder stock transactions may jeopardize our ability to use some or all of our NOLs. In addition, California and certain states have recently suspended or are considering suspending, the ability to use net operating loss carryforwards in future years and this could adversely affect future operating results.

        Based on current tax law, we believe we have certain net operating loss carryforwards, or NOLs, for U.S. federal and state income tax purposes to offset future taxable income. As of December 31, 2008, we had incurred significant losses in the United States. Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5%

stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the Company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

        We believe that past events, such as the merger of Occam CA with Accelerated Networks, our private placements of preferred stock, and other equity transactions (including our 2006 public offering) triggered an ownership change for purposes of Section 382 of the Internal Revenue Code. Even if certain of these prior transactions did not trigger an ownership change, they increased the likelihood that we may undergo an ownership change in the future. Any such ownership change would limit, possibly significantly, our ability to use any U.S. federal and state NOLs as described above.

        To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates. As a result, any inability to utilize these NOLs would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition. In addition, inability to use NOLs would adversely affect our financial condition relative to our financial condition had the NOLs been available. In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

We may pursue acquisitions, which may involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could have a material adverse impact to our business, consolidated results of operations and consolidated financial condition.

        We may make acquisitions of businesses, products or technologies to expand our product offerings and capabilities, customer base and business. In October 2007, we acquired certain assets and assumed certain liabilities of Terawave Communications and we have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our consolidated financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating an acquired business, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition related risks include:

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

  •
  under performance problems associated with acquisitions;

  •
  opportunity costs associated with committing capital to such acquisitions;, and

  •
  becoming involved in acquisition related litigation.

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

        The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the FCC. For example, the FCC recently required that all facilities based providers of broadband Internet access and interconnect VoIP services meet the capability requirements of the Communications Assistance for Law Enforcement Act by May 14, 2007. Subject to certain statutory parameters, we are required to make available to our customers, on a reasonably timely basis and at a reasonable charge, such features or modifications as are necessary to permit our customers to meet those capability requirements. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. There can be no assurance that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

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

        As of December 31, 2008, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 29.2% of our outstanding common stock, of this 27.4% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

  •
  a slowdown in the telecom industry or general economy; and

  •
  continuation of the current economic and credit crisis.

        In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are currently a defendant in securities class action litigation arising from the restatement of our consolidated financial statements. This litigation or any additional litigation that may be instituted against us could result in substantial costs and a diversion of our management's attention and resources.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

        Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause or stock price or trading volume to decline.

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

  •
  approximately 36,000 square feet of space in Fremont, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in June 2015, and which we initially occupied in June 2008.

  •
  approximately 2,930 square feet in Camarillo, California, used primarily for research and product development purposes, which expires in November 2009;

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

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased, Occam's common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants' motions. This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court's July 1, 2008 order. Defendants answered this amended complaint on August 29,

2008. We believe that we have meritorious defenses in this action, and intend to defend ourselves vigorously. Failure by us to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

        We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiff's subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June which resulted in current ongoing settlement negotiations by all parties.

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

IPO Short Swing Profits Litigation

        In late 2007, we received a letter from Vanessa Simmonds, a putative shareholder, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of our initial public offering ("IPO") and certain unidentified directors, officers and shareholders of us (then known as Accelerated Networks). We evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of our IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam's IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any "short-swing profits" obtained by it in violation of Section 16(b). We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers of Occam are named as defendants in this action.

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. It is anticipated that it will be three to four months before the Court will rule on the motion.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Our executive officers and their respective ages as of December 31, 2008 are as set forth below:

Name	Age	Position(s) with Occam Networks, Inc.
Robert L. Howard-Anderson	52	President, Chief Executive Officer, and Director
Jeanne Seeley	56	Senior Vice President and Chief Financial Officer
Gregory R. Dion	55	Vice President of Operations and Information Technology
Nathan Harrell	48	Vice President of Sales
David C. Mason	54	Vice President of Engineering
Mark Rumer	45	Chief Technology Officer
Russell J. Sharer	50	Vice President of Marketing

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

        Jeanne Seeley has served as our Chief Financial Officer since May 2008. Ms. Seeley served as the Chief Financial Officer and Chief Administrative Officer of Access Co., Ltd., a provider of software technologies for mobile communications applications, which acquired PalmSource, Inc. in 2005. During 2005, Ms. Seeley served as the Senior Vice President and Chief Financial Officer of PalmSource, a software company and developer of the Palm OS PDA operating system. From 2000 to 2005, Ms. Seeley served as Senior Vice President of Finance, Chief Financial Officer and Secretary of Snap Appliances Inc., a provider of network storage solutions. From August 1999 to October 2000, Ms. Seeley served as Vice President, Finance and Chief Financial Officer of Quantum's DLT & Storage Systems Group, a provider of network storage systems. From 1981 to 1997, Ms. Seeley was employed in various capacities at Apple Computer, Inc., a designer and manufacturer of consumer electronics and software products, most recently as vice president, corporate controller and chief accounting officer.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock traded on The NASDAQ National Market under the symbol "ACCL" from June 2000 through May 2002, when we merged with Occam Networks, Inc. and adopted the Occam name. Our common stock traded under the symbol "OCCM" from the merger date through July 24, 2002, when it was delisted from The NASDAQ National Market. From July 25, 2002 to March 10, 2006, our common stock traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "OCCM." On March 10, 2006, we effected a 1-for-40 reverse stock split of our outstanding common stock and began trading on the OTC Bulletin Board on a split-adjusted basis on Monday, March 13, 2006, under the new symbol "OCNW." On October 9, 2006, our common stock began trading on The NASDAQ Global Market under the symbol "OCNW." The following table presents, for the periods indicated, the high and low last sale prices of our common stock as reported by The NASDAQ Global Market.

	High	Low
Fiscal year ending December 31, 2008
Fourth Quarter	$4.03	$1.80
Third Quarter	$5.38	$3.00
Second Quarter	$5.66	$3.70
First Quarter	$5.82	$2.75
Fiscal year ending December 31, 2007
Fourth Quarter	$9.60	$2.62
Third Quarter	$10.10	$8.45
Second Quarter	$11.23	$8.15
First Quarter	$17.74	$10.57

        On December 31, 2008, the last reported sales price of our common stock was $2.40 and, according to the records of our transfer agent, there were 287 record holders of our common stock. A substantially greater number of holders of our stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

        The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index for the period from December 31, 2003 to December 31, 2008.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG OCCAM NETWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

	12/03	12/04	12/05	12/06	12/07	12/08
Occam Networks, Inc.	100.00	92.78	298.97	425.26	91.75	61.86
Nasdaq Stock Market	100.00	108.59	110.08	120.57	132.40	78.73
Nasdaq Telecommunications Index	100.00	107.61	100.00	127.72	139.67	79.51

*
The graph assumes that $100 was invested in our common stock on December 31, 2003, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock and we have no current intention of paying any dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

        The consolidated financial data set forth below as of December 31, 2007 and December 31, 2008 and for the years ended December 31, 2006, December 31, 2007 and December 31, 2008 are derived from, and qualified by reference to, our audited consolidated financial statements appearing beginning on page F-1 of this Form 10-K. The consolidated financial data set forth below as of December 26, 2004 and December 25, 2005 and for the years ended December 26, 2004 and December 25, 2005 have been derived from our audited financial statements, which are not included herein. The consolidated financial data set forth below for and as of the years ended December 26, 2004 and December 25, 2005 has been restated as a result of the audit committee review as described below.

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

        You should not rely upon any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q that we filed prior to October 16, 2007 due to the restatement of our financial statements for fiscal years ended fiscal years ended December 25, 2005 and December 26, 2004, each of the interim quarterly periods in our fiscal years ended December 25, 2005 and December 26, 2004; and each of the interim quarterly periods ended March 26, June 25, and September 24, 2006. In addition, you should not rely on any information contained in our registration statements on Form S-1, which were declared effective by the SEC on December 29, 2005, January 31, 2006, and November 1, 2006, respectively.

 SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Statement of Operations Data:
Revenue	$99,268	$75,149	$68,203	$39,597	$12,441
Cost of revenue	56,877	46,137	42,473	27,736	12,610

Gross margin	42,391	29,012	25,730	11,861	(169)
Operating expenses:
Research and product-development	18,964	13,321	9,584	7,440	7,448
Sales and marketing	19,855	14,650	11,222	8,349	6,584
General and administrative	10,812	11,823	4,095	3,420	2,328
In-process research and development	—	2,180	—	—	—

Total operating expenses	49,631	41,974	24,901	19,209	16,360

Income (loss) from operations	(7,240)	(12,962)	829	(7,348)	(16,529)
Other income (expense), net	(342)	—	—	—	—
Interest income (expense), net	1,120	2,632	470	(259)	(129)

Income (loss) before provision for income taxes	(6,462)	(10,330)	1,299	(7,607)	(16,658)
Provision for income taxes	256	56	64	—	—

Net income (loss)	(6,718)	(10,386)	1,235	(7,607)	(16,658)
Beneficial conversion feature	—	—	(3,437)	(1,822)	(3,288)

Net loss attributable to common stockholders	$(6,718)	$(10,386)	$(2,202)	$(9,429)	$(19,946)

Basic and diluted net loss per share	$(0.34)	$(0.53)	$(0.24)	$(1.40)	$(2.98)

Shares used to compute basic and diluted net loss per share	19,874	19,760	9,020	6,759	6,695

Stock-based compensation included in:
Cost of revenue	$377	$233	$288	$—	$—
Research and product-development	1,128	754	748	519	693
Sales and marketing	731	558	476	70	119
General and administrative	811	546	390	6	40

Total stock-based compensation	$3,047	$2,091	$1,902	$595	$852

	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,368	$37,637	$59,219	$6,571	$4,432
Restricted cash	13,771	13,103	4,378	3,749	2,101
Working capital	47,953	51,765	66,096	12,225	7,016
Total assets*	92,734	95,778	88,997	33,190	26,087
Total debt and capital lease obligation	67	64	—	2,557	3,850
Total liabilities*	35,563	35,512	20,854	20,197	20,153
Convertible preferred stock and warrants	—	—	—	34,942	21,496
Total stockholders' equity (deficit)	$57,171	$60,266	$68,143	$(21,949)	$(15,562)

        Note: On December 5, 2006, we changed our fiscal year end to December 31 and our quarter ends to the last day of the applicable calendar quarter. Previously, we ended each fiscal quarter and year on the last Sunday of the corresponding calendar quarter and year. This change did not have a material impact on our financial position or results of operations.

        * To conform the prior year presentation we have reclassified $1.8 million, $2.6 million, $1.2 million, and $4.9 million which was offset against accounts receivable, to deferred revenue as of December 31, 2004, 2005, 2006, and 2007, respectively.

SUMMARY QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share data)
(Unaudited)

        The following is a summary of unaudited interim quarterly data for each of the four quarters of fiscal 2008, 2007 and 2006. The summary interim quarterly data for the first, second and third quarters of 2006 has been restated from previously published or filed financial information and is derived from our unaudited consolidated financial statements.

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Consolidated Statement of Operations Data:
Revenue	$31,658	$25,131	$22,826	$19,653
Cost of revenue	18,546	14,380	12,731	11,220
Gross margin	13,112	10,751	10,095	8,433
Income (loss) from operations	831	(980)	(2,864)	(4,227)
Net income (loss)	1,140	(659)	(2,659)	(4,540)
Basic net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Diluted net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Shares used to compute basic net income(loss) per share	20,017	19,894	19,801	19,779
Shares used to compute diluted net income(loss) per share	20,046	19,894	19,801	19,779

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Consolidated Statement of Operations Data:
Revenue	$21,265	$15,660	$19,237	$18,987
Cost of revenue	12,083	9,959	12,125	11,970
Gross margin	9,182	5,701	7,112	7,017
Loss from operations	(4,998)	(5,490)	(1,730)	(744)
Net income (loss)	(4,563)	(4,906)	(946)	29
Basic net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Diluted net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Shares used to compute basic net income(loss) per share	19,770	19,765	19,765	19,739
Shares used to compute diluted net income(loss) per share	19,770	19,765	19,765	20,665

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Consolidated Statement of Operations Data:
Revenue	$22,175	$20,775	$12,876	$12,377
Cost of revenue	13,797	12,998	8,018	7,660
Gross margin	8,378	7,777	4,858	4,717
Income (loss) from operations	1,324	1,556	(1,130)	(921)
Net income (loss)	1,689	1,604	(1,044)	(1,014)
Net income available (loss attributable) to common stockholders	1,689	1,604	(1,044)	(4,451)
Basic net income (loss) per share	$0.12	$0.22	$(0.15)	$(0.65)
Diluted net income (loss) per share	$0.09	$0.09	$(0.15)	$(0.65)
Shares used to compute basic net income(loss) per share	14,361	7,279	7,133	6,899
Shares used to compute diluted net income(loss) per share	19,184	16,909	7,133	6,899

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included beginning on page F-1 of this Form 10-K. The discussion in this Form 10-K contains both historical information and forward- looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "appears," "believes," "continue," "could," "estimates," "expects," "feels," "goal," "hope," "intends," "may," "our future success depends," "plans," "potential," "predicts," "projects," "reasonably," "seek to continue," "should," "thinks," "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in Part I, Item 1A of this Form 10-K under the caption "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

        We develop, market and support innovative broadband access products designed to enable telecom service providers to offer, voice, video and data, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capabilities of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, websurfing and other high speed data communications services, IP-based television, or IPTV, including high-definition television, or HDTV, or in some cases all three of these services, referred to as Triple Play. Our platform simultaneously supports traditional voice services, enabling our customers to leverage their existing networks and migrate to IP services and networks without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of Triple Play services. Our BLC products enable all of these services over either traditional twisted-pair copper telephone lines or over newer fiber-to-the-premise, or FTTP, lines.

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. These are companies that never were a part of the original Bell System. We have expanded our sales activities to include the Caribbean, Latin America, Pacific Islands and certain other international locations, but sales outside North America continue to represent an insignificant portion of our business. As of December 31, 2008, we had shipped our BLC platform to over 300 telecommunications customers.

        From our inception through December 31, 2008, we have incurred cumulative net losses of approximately $126.5 million. We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006, September 24, 2006, and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the first, second and third quarters of fiscal 2008 and for fiscal 2008 as a whole. We do not believe that our return to profitability in the fourth quarter of fiscal 2008 is indicative of future quarterly performance, and we expect to continue to experience delays or cancellations of customer orders in 2009.

        In the second, third and fourth quarters of 2008, we experienced a softening in our business as we experienced declining customer orders. We believe this softening was attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and in part to general macro-economic conditions which continued to deteriorate throughout 2008. We cannot predict the timing or amount of orders and we expect to continue to experience some delays or cancellations of customer orders in 2009. In the light of macroeconomic conditions, we have limited visibility into customer purchasing patterns and believe that our 2009 revenues and operating results will depend substantially on trends in capital equipment spending by IOCs. Currently, we expect capital equipment budgets to be reduced in 2009 but believe that the overall negative budget trend could be offset, in part, by government broadband spending initiatives.

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

        Prior to January 1, 2007, when we adopted a calendar year end for fiscal reporting purposes, we prepared our consolidated financial statements with the end of each quarter falling on the last Sunday of each calendar quarter. As a result, our accounting quarters did not necessarily coincide with the last day of the calendar month. Effective January 1, 2007, we adopted a calendar fiscal-year end. The quarter-end dates for fiscal 2006 were March 26, June 25, September 24, and December 31.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, litigation, accounts receivable reserves, sales returns reserves, warranty reserve and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

        In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance. We do not recognize revenue until final payment has been received, provided the remaining revenue recognition criteria are met. In 2008 we revised the policy to classify to deferred revenue, amounts associated with these RUS contracts which were previously offset against accounts receivable. To conform the prior year presentation we have reclassified $4.9 million, which was offset against accounts receivable, to deferred revenue as of December 31, 2007.

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

  Deferred Tax Valuation Allowance

        We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. For 2008, 2007 and 2006 our net deferred tax assets have been offset with a full valuation allowance.

  Loss Contingencies

        We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 13 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2008. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the consolidated financial statements and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our consolidated results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because we believe the anticipated settlement amounts are covered by our insurance policies.

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

        Our estimates are based on the actual number of products returned for repairs, an estimate of products that may be returned for warranty repair and estimated costs of repair depending on the type of service required. These estimates require us to examine past warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. To the extent that actual warranty repairs are higher than our estimates, our costs will increase. The costs for warranty returns totaled $1.5 million, $1.9 million and $1.2 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

        We recognize stock-based compensation expense for the fair value of restricted stock, including restricted stock units. Fair value is determined by using the closing price of our common stock on the grant date. The fair value of these awards is recognized to expense over the requisite service period of the awards. During 2008 and 2007, stock-based compensation expense associated with restricted stock totaled $534,000 and $42,000, respectively.

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

Results of Operations

  Fiscal Years Ended December 31, 2008, December 31, 2007 and December 31, 2006

  Revenue (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Revenue	$99,268	$75,149	$68,203

        Our revenue is principally comprised of our BLC 6000 series system product line, cabinets and related accessories. Revenue increased by $24.2 million or 32% to $99.3 million in 2008 as compared to revenue of $75.1 million in 2007. The increase in our revenue was due to higher sales of copper product as well as revenue from newly released GPON products in mid-2008. We believe our revenues in the second half of 2007 were also adversely affected by our then-pending audit committee investigation and financial restatement. In the fourth quarter of 2008, we experienced an improvement in revenues increasing significantly from the third quarter but do not believe that these results were indicative of future near-term quarterly performance. Although, we benefited from strong seasonal spending from our customer base and new customers in the fourth quarter of 2008, we also experienced a softening in new order activity in late 2008. We expect that current macroeconomic conditions will likely have an adverse impact on our business in 2009, in particular as carriers evaluate capital spending budgets in a difficult economic environment and in light of the industry transition from copper wire to fiber. We believe IOCs will carefully evaluate spending decisions in 2009 although government broadband funding initiatives could have a favorable and offsetting impact on capital spending trends among telecommunications carriers.

        Revenue increased $6.9 million, or 10%, to $75.1 million in 2007 compared to $68.2 million in 2006. The increase in sales in 2007 over 2006 was mainly due to continued expansion of our customer base, repeat orders from existing customers and increased sales of new and existing BLC 6000 products, related accessories and cabinets. In 2007, these factors were partially offset by a softening in our business in the second and third quarters of 2007 that we believe was attributable to adverse trends affecting our target customer markets, delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber and uncertainty concerning our delayed financial reporting.

  Cost of revenue and gross margin (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cost of revenue	$56,877	$46,137	$42,473
Gross margin	$42,391	$29,012	$25,730
Gross margin percentage	43%	39%	38%

        Cost of revenue includes the cost of products shipped for which sales were recognized, warranty costs, costs of any manufacturing yield problems, field replacements, rework costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sale support.

        Cost of revenue increased by $10.8 million or 23% to $56.9 million in 2008 as compared to $46.1 million in 2007. This increase in cost of revenue in 2008 was attributable primarily to increased sales of our products and an inventory provision for certain product components. Our gross margin in 2008 was at 43% as compared to 39% in 2007. The increase was attributable to lower product and warranty costs.

        Cost of revenue increased by $3.6 million, or 9%, to $46.1 million in 2007 compared to $42.5 million 2006. This increase in cost of revenue in 2007 was primarily due to an increase in revenues.

        We expect that our gross margin will vary from quarter-to-quarter due in part to variations in product mix. For example, our gross margin percentages were 43%, 44%, 43% and 41% in the first, second, third and fourth quarters of fiscal 2008, respectively. The decrease in gross margin in the fourth quarter of fiscal 2008 is primarily attributable to an inventory provision recorded for last-time buys for specific components for risk management purposes.

        To the extent that we introduce new products into the market, we anticipate our gross margin will fluctuate primarily as a function of our product mix.

  Research and product-development expense (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Research and product-development	$18,964	$13,321	$9,584
Research and product-development as a percentage of revenue	19%	18%	14%

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

        Research and product-development expenses increased by $5.7 million or 42% to $19.0 million in 2008 as compared to $13.3 million in 2007. The increase in research and product-development expenses was attributable to increased personnel and related costs, certain costs related to Terawave Communications, Inc. asset purchase and expenses associated with the development of our GPON equipment We currently expect research and product-development expenses to continue to increase in future periods as we continue to make investments in our products and technologies.

        Research and product-development expenses increased $3.7 million, or 39%, to $13.3 million in 2007 compared to $9.6 million in 2006. Research and product-development increased primarily as a result of the expense of increased personnel-related costs, stock-based compensation charges, and third-party design costs also contributed to the increase in our research and product-development costs in 2007.

  Sales and marketing expenses (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Sales and marketing	$19,855	$14,650	$11,222
Sales and marketing as a percentage of revenue	20%	19%	16%

        Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses increased by $5.2 million or 36% to $19.9 million in 2008 as compared to $14.7 million in 2007. This increase was primarily due to increased headcount, commissions and marketing events. We expect sales and marketing costs to continue to increase in 2009 as we continue to make expenditures aimed at increasing sales and market penetration in our target markets as well as in adjacent and international markets.

        Sales and marketing expenses increased $3.5 million, or 31%, to $14.7 million in 2007 compared to $11.2 million in 2006. Sales and marketing increased primarily due to increased headcount, increased commission and other sales and promotional costs incurred in an effort to increase sales and market penetration.

  General and administrative expenses (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
General and administrative	$10,812	$11,823	$4,095
General and administrative as a percentage of revenue	11%	16%	6%

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $1.0 million or 9% to $10.8 million for the year ended December 31, 2008 as compared to $11.8 million for the year ended December 31, 2007. General and administrative expenses decreased primarily due to lower legal and accounting fees related to the audit committee review. We expect our general and administrative expenses in 2009 to remain relatively consistent with 2008.

        General and administrative expenses increased $7.7 million, or 189%, to $11.8 million in 2007 compared to 2006. General and administrative expenses increased primarily due to $5.1 million of professional fees and expenses related to the audit committee review. We also incurred additional general and administrative costs related to Sarbanes-Oxley compliance, the Terawave Communications, Inc. asset purchase, additional headcount and stock-based compensation expense.

        Purchase of in-process research and development(in thousands, except percentages)

        In 2008 and 2006, we did not incur charges for in-process research and development. During 2007, we recorded charges for purchased in-process research and development of $2.2 million in October 2007 associated with our purchase of certain assets of Terawave Communications, Inc.

  Stock-based compensation (in thousands)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cost of revenue	$377	$233	$288
Research and product development	1,128	754	748
Sales and marketing	731	558	476
General and administrative	811	546	390

Total stock-based compensation	$3,047	$2,091	$1,902

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

        Stock-based compensation expenses increased by approximately $0.9 million or 46% to $3.0 million for the year ended December 31, 2008 as compared to approximately $2.1 million for the year ended December 31, 2007. This net increase is attributable to the grants of additional options and awards offset by an increase in the forfeiture rate used in our stock-based compensation expense calculations.

        Stock-based compensation expenses increased by approximately $0.2 million or 10% to $1.9 million for the year ended December 31, 2007 as compared to approximately $2.1 million for the year ended December 31, 2006. This net increase is primarily attributable to a change in the forfeiture rate used in our stock-based compensation expense calculations and grants of additional options.

        We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

  Interest income (expense),net (in thousands)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Interest income	$1,182	$2,637	$643
Interest expense	(62)	(5)	(173)

Total interest income (expense), net	$1,120	$2,632	$470

        Interest income, net decreased by 57% from 2007 to 2008. This decrease in interest income was principally attributable to lower average cash balances and lower interest rates.

        Interest income increased 310% from 2006 to 2007. This increase in interest income was principally attributable to higher average cash balances in 2007 from our November 2006 public offering. These funds were invested primarily in money market funds. Interest expense decreased from 2006 to 2007 due to the repayment of our outstanding debt in early 2006.

  Provision for income taxes (in thousands)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Provision for income taxes	$256	$56	$64

        For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the years ended December 31, 2008, 2007 and 2006, we recorded income tax expense of $256,000 $56,000 and 64,000, respectively, for federal and state income taxes. The increase in the income tax expense is primarily attributable to an increase in taxable income due to the impact of unfavorable timing differences for tax purposes as well as the suspension of our ability to utilize certain net operating loss carryforwards in the State of California in 2008.

  Net operating loss carry-forwards

        As of December 31, 2008, the we had net operating loss carryforwards of approximately $105.4 million and $81.8 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2009, respectively. In addition, we have federal research tax credits of $1.7 million which may be carried forward to 2028 and state research tax credits of $1.0 million which may be carried forward indefinitely. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined, may restrict utilization of the carryforwards.

  Beneficial conversion feature(in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Beneficial conversion feature	$—	$—	$(3,437)

        In 2008 and 2007 we did not incur any charges related to the beneficial conversion feature. In 2006, we recorded beneficial conversion feature charges to net loss attributable to common stockholders of $3.4 million related to the issuance of our Series A-2 preferred stock in February 2006.

Liquidity and Capital Resources

        Our future capital requirements depend on many factors, some of which are outside of our control. We expect our cash used in operations to decrease in 2009 at a lesser rate as compared to 2008 in part due to cost control initiatives implemented in 2008. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will continue to grow, that we do not experience an adverse result in existing litigation or new legal proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

        A material portion of our cash balances are restricted to secure performance bonds we are required to post in connection with customer purchases under the Rural Utility loan program of the Department of Agriculture. Restricted cash totaled approximately $13.8 million and $13.1 million as of December 31, 2008 and 2007, respectively.

        We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures.

  Comparison 2008 and 2007

        As of December 31, 2008, we had cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders' equity of $57.2 million, and working capital of $48 million, compared with cash and cash equivalents of $37.6 million, restricted cash of $13.1 million, stockholders' equity of

$60.3 million, and working capital of $51.8 million as of December 31, 2007. The reduction in our cash and cash equivalents from December 31, 2007 to December 31, 2008 was primarily related to our net loss from operations for 2008, including leasehold improvements, equipment purchases and purchases of performance bonds. During 2008 we incurred costs of approximately $2.2 million for leasehold improvements and purchase of property and equipment of $2.8 million, primarily for our new office in Fremont, California.

        Net cash used in operating activities for 2008 was $1.9 million compared to $1.2 million in 2007. The sum of our net loss and certain non-cash expenses, such as stock-based compensation expense, depreciation and amortization and impairment of intangibles related to the developed technologies and customer relationships, accounts receivable reserves and inventory reserves resulted in an inflow of $0.1 million compared to an outflow of $4.1 million in the 2007 period. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $2.0 million in the 2008 period compared to a cash inflow of $2.9 million in the 2007 period.

        Net cash used in investing activities was $6.0 million in the year ended December 31, 2008, compared to $20.9 million in 2007. Cash used in investing activities for the year ended 2008, was primarily due $5.0 million for purchases of property and equipment of which $3.1 million was for our new facility in Fremont, California, compared to $8.0 million for purchases of property and equipment which was primarily leasehold improvements for our corporate headquarters in Santa Barbara, California during 2007, an increase of $0.7 million in restricted cash related to performance bonds and increase of $0.3 million in intangible assets.

        Cash provided by financing activities was $0.6 million in the year ended December 31, 2008, compared to $0.5 million in 2007, mainly due to proceeds from the issuance of common stock under the ESPP of $0.6 million and exercise of stock options of $69,000 offset by payments of payroll taxes for vested restricted stock units of $85,000 as compared to proceeds of $0.5 million for exercise of options and the issuance of common stock under the ESPP for the same period in 2007.

  Comparison of 2007 and 2006

        As of December 31, 2007, we had cash and cash equivalents of $37.7 million, restricted cash of $13.1 million, stockholders' equity of $60.3 million, and working capital of $51.8 million, compared with cash and cash equivalents of $59.2 million, restricted cash of $4.4 million, stockholders' equity of $68.1 million, and working capital of $66.1 million as of December 31, 2006. The reduction in our cash and cash equivalents from December 31, 2006 to December 31, 2007 was primarily related to our net loss from operations for 2007, including the cost of our internal investigation, leasehold improvements, asset purchases and purchases of performance bonds. During 2007 we incurred costs of $5.5 million for leasehold improvements for our new headquarters in Santa Barbara, California. In October 2007 we purchased certain assets of Terawave Communications, Inc. for $5.3 million in cash and $0.1 million in assumed liabilities, the objective of which was to acquire Terawave's gigabit passive optical networking technology. Also contributing to the net decrease in cash and cash equivalents was the increase from $4.4 million to $13.1 million in restricted cash related to the purchases of performance bonds which we were required to post in connection with our RUS contracts.

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

  Working Capital

  Comparison of 2008 and 2007

        Working capital decreased to $48 million at December 31, 2008, compared to $51.8 million at December 31, 2007. The decrease was primarily attributable to our net loss, leasehold improvements and purchase of equipment for our new facility in Fremont, and purchases of performance bonds for our RUS contracts.

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

        The following table summarizes our minimum purchase commitment to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments(1)	$7,826	$7,826	$—	$—	$—
Operating leases	$8,357	$1,440	$2,902	$3,048	$967
Licensing agreements	$276	$140	$136	$—	$—
Capital leases	$74	$29	$45	$—	$—

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

  Off-Balance Sheet Arrangements

        As of December 31, 2008, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, channel partners, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2008, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and we have no material liabilities recorded for these agreements as of December 31, 2008 and 2007.

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

  Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not have any non controlling interests in our consolidated financial statements and hence it does not have an impact on our financial position, results of operations, and cash flows.

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

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), "Certain Assumptions Used in Valuation Methods." SAB No. 110 expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with the Statement of Financial Accounting No. 123R, "Shared-Based Payment." Companies electing to use this method should apply it consistently to all "plain vanilla" employee share options, and disclose the use of the method in the notes to the financial statements. We did not adopt SAB No. 110 and hence it did not have an impact on our financial position, results of operations, and cash flows.

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or

"ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. We do not anticipate that the adoption of FSP FIN 48-1 will have a material effect on our results of operations or financial position.

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

        In March 2008 the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133" ("SFAS 161"). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not have any derivative instruments hence the adoption of SFAS No. 161 did not have an impact on our financial position, results of operations, and cash flows.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FAS142-3 did not have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We have not yet adopted SFAS 162, but we do not expect the adoption of SFAS 162 will have a material impact on our financial position, results of operations, and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

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

ITEM 9A.    CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008, which we refer to as the Evaluation Date or the end of the period covered by this Annual Report on Form 10-K.

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

        Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, the same material weakness that was previously reported as of

December 31, 2007 continued to exist with respect to revenue recognition policies and procedures. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

        An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "material weakness" is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A "significant deficiency" is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a more than inconsequential misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is less severe than a material weakness, yet important enough to merit attention by management.

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

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2007 and the effectiveness of our internal control over financial reporting as of December 31, 2007, our independent registered public accounting firm identified a material weakness and some significant deficiencies in our internal control over financial reporting in a letter datedMarch 10, 2008. Specifically, our independent registered public accounting firm noted a continuing material weakness relating to revenue recognition and our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded.

        In connection with the preparation and related audit of our financial statements for the year ended December 31, 2008, our management again concluded that a material weakness existed with respect to revenue recognition at December 31, 2008. In addition, management identified significant deficiencies relating to (i) approval processes for credit memos and special pricing terms and (ii) segregation of duties in our order management group. Management noted that each of the audit committee's 2007 recommendations had been completed but determined that a number of these remediation efforts had not been in place or tested for a sufficient period to conclude that they were effective. In particular, we implemented standardized terms and conditions for customer quotes, contracts, and invoices in the fourth quarter of fiscal 2008, but only a small portion of our revenues in 2008 were generated in transactions entered under these standardized terms. In addition, management concluded that the controls implemented to date have largely been focused on error detection and that we need to implement additional preventative controls designed to address potential errors before they occur.

        Any failure on our part to remedy identified control deficiencies, or any additional delays or errors in our financial reporting, whether or not resulting from the identified material weakness relating to revenue recognition or any significant deficiencies, would have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.

B. Changes in Internal Control Over Financial Reporting

        On September 28, 2007, our audit committee presented the findings and recommendations of its internal investigation to our board of directors, including a proposed remediation plan regarding internal control over financial reporting. At that time, our board of directors adopted the audit committee's remediation plan. In the fourth quarter of 2008 we completed implementation of all audit committee recommendations.

        Our audit committee's remediation plan consisted of the following modifications and improvements in our internal controls relating to the sales and revenue- recognition transaction cycle.

Implemented as of December 31, 2008		Implemented as of December 31, 2008
•	adjust our reporting structure so that finance has direct oversight of sales administration and the sales proposal generation management group;	✓
•	reorganize our variable compensation plan to ensure that sales personnel are not incentivized to attempt to influence the timing of revenue recognition;	✓
•	retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other "liaison" areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract;	✓
•	the revenue recognition specialist, or employees acting under his or her supervision, should review all documentation relating to a transaction, including purchase orders, special pricing approval forms, customer quotes, letters of intent, emails, etc. to determine whether any of the terms will result in the deferral of revenue; and	✓
•	a revenue recognition checklist should accompany the financial package for each transaction.	✓
•	engage an outsourced internal audit group to review all significant revenue transactions each quarter to ensure that transactions have been recorded appropriately, to monitor the status of the remediation of control structure, and report to the audit committee the progress achieved;	✓
•	implement formal training, which would include a signed acknowledgement of all attendees certifying that they have attended and understood the topics covered, from all finance, executive, sales, and sales administration personnel, to ensure they understand that certain terms impact revenue recognition, as well as understand how to document and receive approval for such terms, as well as report them to finance;	✓
•	institute a formal communication process among marketing, engineering, and finance to ensure that all functions understand that any changes have potential accounting implications and to ensure that finance is appropriately advised as to the impact on existing and future transactions;	✓
•	implement policies and procedures that delineate clear roles, responsibilities, and authorization levels for all positions defined as "key" to the revenue recognition transaction cycle;	✓
•	compliance with the stated order addendum process, to ensure that all terms agreed upon with a customer following the issuance of the customer quote or purchase order have been captured and provided to finance;	✓
•	implement controls required to ensure that no items are shipped or provided to the customer without being entered as separate line items in our systems;	✓

Implemented as of December 31, 2008		Implemented as of December 31, 2008
•	implement controls required to ensure that all requests for price responses, contract closeout, acceptance documentation, and other delivery information is provided to and reviewed by the finance department and is received prior to recording of revenue;	✓
•	implement procedures to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained.	✓
•	implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue;	✓
•	implement a policies and procedure document that will be provided to all sales and sales administration personnel, including an annual sign off that they have received, read, understood, and complied with the materials, that will ensure that all terms related to any transaction are evidenced in the sales quotes and purchase orders, and that all transaction documentation has been provided to the finance department prior to the recording of revenue. Such policies and procedures may include:	✓
•	standardize language on each customer's quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement;	✓
•	establish a central, virtual repository for all documentation relating to a transaction, including quotes, emails, letters of intent, volume pricing agreements, special pricing approval forms, and all other transaction documents, which are uploaded by sales and sales administration personnel	✓
Although we recently completed all remediation steps specifically recommended by our audit committee in 2007, management continues to test the newly implemented controls and has identified additional controls and procedures for implementation in light of our continuing material weakness. In particular, we plan to implement further remedial actions, which have been approved by our audit committee, related to the 2008 material weakness, specifically:
•	Monitor and test prior internal control remediation
•	Implement additional controls focused on prevention (in contrast to the detection focus of previously implemented remedial controls)
•	Review and assess current sales process from the time of quote to the collection of receivables in an effort to process orders in a more controlled environment
In addition, in February 2009, we implemented control changes in our order management group to address identified control deficiencies relating to segregation of duties. Specifically, we limited individual system access in an effort to ensure that no single individual had the ability to book, invoice, and ship orders.

 C. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management's conclusion was based in part on its finding that, as of December 31, 2008, a material weakness and other significant deficiencies remained in our internal control over financial reporting. As discussed above, the material weakness relates to revenue recognition and our policies and procedures to ensure that, modifications to, or side agreements associated with, our standard terms of contract were properly approved, documented, tracked and recorded. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included below.

 D. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary
Santa Barbara, California

        We have audited Occam Networks, Inc. and subsidiary's (collectively, the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company maintained inadequate controls over the financial reporting process in relation to the application of revenue recognition policies and procedures. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 2, 2009 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occam Networks, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP

San Jose, California
March 2, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

        The information required by this Item is set forth under the captions "Proposal One—Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board and Board Committees" in our 2009 Proxy Statement to be filed by us within 120 days of the end of our 2008 fiscal year pursuant to General Instruction G(3) of Form 10-K and is herein incorporated by reference.

Executive Officers

        Biographical information regarding Occam's executive officers as of December 31, 2008 is found in Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant." There are no immediate family relationships between or among any of our executive officers or directors.

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

        The Code of Ethics is available at our website, located at http://www.occamnetworks.com/pdf/ir_codeconduct.pdf. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is set forth under the captions "Executive Compensation and Related Information," "Corporate Governance—Board Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our 2009 Proxy Statement to be filed by us within 120 days of the end of our 2008 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2009 Proxy Statement to be filed by us within 120 days of the end of our 2008 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is set forth under the captions "Related Party Transactions" and "Corporate Governance—Board and Board Committees—Independent Directors" in our 2009 Proxy Statement to be filed by us within 120 days of the end of our 2008 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is included under the captions "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2009 Proxy Statement to be filed by us within 120 days of the end of our 2008 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

    (3)
    Exhibits

        The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to the Exhibit of the same number in the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 20, 2009).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).
10.1(2)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 in the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to Exhibit 10.78 to the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.3	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder, amended as of November 29, 2007 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K filed on March 11, 2008).
10.4	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008).

Exhibit No.	Exhibit Title
10.5	Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed September 18, 2006 (File No. 333-134318)).
10.6(2)	Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.7(2)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.8(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.9(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.10(1)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.11	Fourth Amended and Restated Investors' Rights Agreement, dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant's Current Report on Form 8-K filed on January 13, 2005).
10.11.1	Amendment No. 1 to Fourth Amended and Restated Investors' Rights Agreement dated as of March 23, 2005 (incorporated by reference to Exhibit 10.66 of the Registrant's Current Report on Form 8-K filed on March 24, 2005).
10.12	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed in September 14, 2005).
10.13	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.14(2)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.15(2)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.16	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).
10.17	Standard Industrial/Commercial Multi Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.79 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).

Exhibit No.	Exhibit Title
10.18	Amendment to Standard Industrial/Commercial Multi Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.80 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.19	Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007).
*10.20	Form of Change of Control Agreement as amended and restated, effective as of December 10, 2008.
10.21	Lease Agreement between Prologis Limited Partnership I and Registrant dated as of March 14, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on March 18, 2008.
10.22	Offer letter with Jeanne Seeley dated May 3, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on May 8, 2008).
*11.1	Statement re: computation of income (loss) per share (included on page F-34 of this Annual Report).
*14.1	Occam Networks, Inc. Code of Business Conduct and Ethics, as amended November 18, 2008.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on signature page of this Annual Report).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

OCCAM NETWORKS, INC.
Dated: March 2, 2009	By:	/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson President, Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Howard-Anderson and Jeanne Seeley, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ JEANNE SEELEY Jeanne Seeley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	March 2, 2009
/s/ ROBERT E. BYLIN Robert E. Bylin	Director	March 2, 2009
/s/ ROBERT B. ABBOTT Robert B. Abbott	Director	March 2, 2009

Signature	Title	Date

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	March 2, 2009
/s/ ALBERT J. MOYER Albert J. Moyer	Director	March 2, 2009
/s/ BRIAN STROM Brian Strom	Director	March 2, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to the Exhibit of the same number in the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 20, 2009).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to the Exhibit with the same number on the Registrant's Registration Statement on Form S-1 and all amendments, thereto (File No. 333-31732)).
10.1(2)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 in the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to Exhibit 10.78 to the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.3	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder, amended as of November 29, 2007 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K filed on March 11, 2008).
10.4	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008).
10.5	Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed September 18, 2006 (File No. 333-134318)).
10.6(2)	Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.7(2)	Occam Networks Inc. 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.8(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.9(2)	Occam Networks Inc. 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.3 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.10(1)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.11	Fourth Amended and Restated Investors' Rights Agreement, dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant's Current Report on Form 8-K filed on January 13, 2005).

Exhibit No.	Exhibit Title
10.11.1	Amendment No. 1 to Fourth Amended and Restated Investors' Rights Agreement dated as of March 23, 2005 (incorporated by reference to Exhibit 10.66 of the Registrant's Current Report on Form 8-K filed on March 24, 2005).
10.12	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed in September 14, 2005).
10.13	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.14(2)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.15(2)	Form of Indemnification Agreement for all officers and directors appointed on or after May 14, 2003 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 31, 2003).
10.16	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).
10.17	Standard Industrial/Commercial Multi Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.79 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.18	Amendment to Standard Industrial/Commercial Multi Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.80 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.19	Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007).
*10.20	Form of Change of Control Agreement as amended and restated, effective as of December 10, 2008.
10.21	Lease Agreement between Prologis Limited Partnership I and Registrant dated as of March 14, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on March 18, 2008.
10.22	Offer letter with Jeanne Seeley dated May 3, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on May 8, 2008).
*11.1	Statement re: computation of income (loss) per share (included on page F-34 of this Annual Report).
*14.1	Occam Networks, Inc. Code of Business Conduct and Ethics, as amended November 18, 2008.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Exhibit Title
*24.1	Power of Attorney (included on signature page of this Annual Report).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensation plan/contract.

*
Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary
Santa Barbara, California

        We have audited the accompanying consolidated balance sheets of Occam Networks, Inc. and subsidiary (collectively, the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occam Networks, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As described in Note 2 of the footnotes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" on January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occam Networks, Inc. and subsidiary's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 2, 2009 expressed an opinion that Occam Networks, Inc. and subsidiary had not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ SINGERLEWAK LLP
San Jose, California March 2, 2009

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,368	$37,637
Restricted cash	13,771	13,103
Accounts receivable, net	17,391	19,712
Inventories	16,761	13,371
Prepaid and other current assets	3,290	2,108

Total current assets	81,581	85,931
Property and equipment, net	10,834	8,874
Intangibles, net	251	890
Other assets	68	83

Total assets	$92,734	$95,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,911	$10,135
Accrued expenses	8,687	6,464
Deferred revenue	17,612	17,313
Deferred rent	394	237
Capital lease obligations	24	17

Total current liabilities	33,628	34,166
Deferred rent, net of current portion	1,892	1,299
Capital lease obligations, net of current portion	43	47

Total liabilities	35,563	35,512
Commitments and contingencies (note 13)
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 20,268,488 and 19,773,730 shares issued and outstanding at December 31, 2008 and 2007, respectively	289	289
Additional paid-in capital	183,409	179,786
Accumulated deficit	(126,527)	(119,809)

Total stockholders' equity	57,171	60,266

Total liabilities and stockholders' equity	$92,734	$95,778

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Revenue	$99,268	$75,149	$68,203
Cost of revenue	56,877	46,137	42,473

Gross margin	42,391	29,012	25,730
Operating expenses:
Research and product-development	18,964	13,321	9,584
Sales and marketing	19,855	14,650	11,222
General and administrative	10,812	11,823	4,095
In-process research and development	—	2,180	—

Total operating expenses	49,631	41,974	24,901

Income (loss) from operations	(7,240)	(12,962)	829
Other income (expense) ,net	(342)	—	—
Interest income, net	1,120	2,632	470

Income (loss) before provision for income taxes	(6,462)	(10,330)	1,299
Provision for income taxes	256	56	64

Net income (loss)	(6,718)	(10,386)	1,235
Beneficial conversion feature	—	—	(3,437)

Net loss attributable to common stockholders	$(6,718)	$(10,386)	$(2,202)

Basic and diluted net loss per share	$(0.34)	$(0.53)	$(0.24)

Shares used to compute basic and diluted net loss per share	19,874	19,760	9,020
Stock-based compensation included in:
Cost of revenue	$377	$233	$288
Research and product-development	1,128	754	748
Sales and marketing	731	558	476
General and administrative	811	546	390

Total stock-based compensation	$3,047	$2,091	$1,902

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands)

Years Ended December 31, 2006, 2007 and 2008

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 25, 2005	3,560	$34,869	$73	6,871	$275	$559	$(28)	$87,903	$(110,658)	$(21,949)

Issuance of Series A-2 redeemable preferred stock, net of issuance costs	344	2,723	—	—	—	—	—	—	—	—
Conversion of Series A-2 redeemable preferred stock to common stock, net of issuance costs	(3,904)	(37,592)	—	8,871	9	—	—	37,583	—	37,592
Net conversion of preferred stock warrants to common stock	—	—	(73)	27	—	—	—	73	—	73
Reclassification of deferred stock-based compensation balance upon adoption of SFAS123(R)	—	—	—	—	—	—	28	(28)	—	—
Exercise of common stock warrants	—	—	—	35	—	(105)	—	105	—	—
Expiration of common stock warrants	—	—	—	—	—	(123)	—	123	—	—
Stock-based compensation	—	—	—	—	—	—	—	1,902	—	1,902
Issuance of common stock, net of issuance costs	—	—	—	3,782	4	—	—	48,665	—	48,669
Exercise of stock options	—	—	—	127	—	—	—	621	—	621
Record beneficial conversion feature	—	(3,437)	—	—	—	—	—	3,437	—	3,437
Amortization of beneficial conversion feature	—	3,437	—	—	—	—	—	(3,437)	—	(3,437)
Net income	—	—	—	—	—	—	—	—	1,235	1,235

Balance at December 31, 2006	—	$—	$—	19,713	$288	$331	$—	$176,947	$(109,423)	$68,143

The accompanying notes are an integral part of these consolidated financial statements.

	Series A-2 Preferred Stock
			Series A-2 Preferred Stock Warrants	Common Stock
							Deferred Stock-Based Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Warrants				Total
Balance at December 31, 2006	—	$—	$—	19,713	$288	$331	$—	$176,947	$(109,423)	$68,143
Stock-based compensation	—	—	—	—	—	—	—	2,091	—	2,091
Issuance costs	—	—	—	—	—	—	—	(75)	—	(75)
Exercise of stock options	—	—	—	40	1	—	—	230	—	231
Stocks issued under the employee stock purchase plan	—	—	—	21	—	—	—	245	—	245
Tax benefit from stock option activity	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	(10,386)	(10,386)

Balance at December 31, 2007	—	$—	$—	19,774	$289	$331	$—	$179,455	$(119,809)	$60,266

Stock-based compensation	—	—	—	—	—	—	—	3,047	—	3,047
Issuance costs	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	20	—	—	—	69	—	69
Stocks issued under the employee stock purchase plan	—	—	—	170	—	—	—	587	—	587
Restricted stock units issued	—	—	—	61	—	—	—	(85)	—	(85)
Restricted stock issued				244	—	—	—	—	—	—
Tax benefit from stock option activity				—	—	—	—	5	—	5
Expiration of Warrants	—	—	—	—	—	(331)	—	331	—	—
Net loss	—	—	—	—	—	—	—	—	(6,718)	(6,718)

Balance at December 31, 2008	—	$—	$—	20,269	$289	$—	$—	$183,409	$(126,527)	$57,171

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Operating activities
Net income (loss)	$(6,718)	$(10,386)	$1,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,047	2,091	1,902
Acquired in-process research and development	—	2,180	—
Depreciation and amortization	3,191	1,866	1,390
Impairment of intangibles	981	—	—
Accounts receivable reserves	(33)	—	—
Inventory reserves	(405)	325	49
Loss from disposal of property and equipment	26	—	—
Rent expense reduction from lease incentive	—	(208)	—
Tax benefit from exercise of stock options	5	17	—
Changes in operating assets and liabilities:
Accounts receivable	2,354	(7,432)	(21)
Inventories	(3,179)	(1,784)	(3,345)
Prepaid expenses and other assets	(1,167)	(924)	557
Accounts payable	(3,224)	2,448	3,587
Accrued expenses	2,223	2,442	(977)
Deferred revenue	299	8,045	588
Deferred rent	750	141	17

Net cash provided by (used in) operating activities	(1,850)	(1,179)	4,982
Investing activities
Purchase of technologies and assets, net of cash acquired and liabilities assumed	—	(5,192)	—
Proceeds from operating lease incentive	—	1,586	—
Purchases of property and equipment	(5,040)	(8,452)	(1,161)
Restricted cash	(668)	(8,725)	(629)
Intangibles and other assets	(285)	(85)	—

Net cash used in investing activities	(5,993)	(20,868)	(1,790)
Financing activities
Proceeds from capital lease financing	7	73	—
Payments of capital lease obligations	(4)	(9)	—
Payments of notes payable	—	—	(2,557)
Proceeds (payments) from issuance of common stock, net of issuance costs	—	(75)	48,669
Proceeds from issuance of Series A-2 preferred stock and warrants, net of issuance costs	—	—	2,723
Proceeds from employee stock purchase plan	587	245	—
Payment of payroll taxes for vested restricted stock units	(85)	—	—
Proceeds from the exercise of stock options	69	231	621

Net cash provided by financing activities	574	465	49,456
Net increase (decrease) in cash and cash equivalents	(7,269)	(21,582)	52,648
Cash and cash equivalents, beginning of period	$37,637	$59,219	$6,571

Cash and cash equivalents, end of period	$30,368	$37,637	$59,219

Supplemental disclosure of cash flow information
Income taxes paid	40	267	60

Interest paid on notes payable	—	—	43

Interest paid	62	4	66

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1. Organization, Business and Basis of Presentation

        Occam Networks, Inc. ("Occam", the "Company", "we" or "us") develops markets and supports innovative broadband access products designed to enable telecom service providers to offer voice, video and data, or Triple Play, services over both copper and fiber optic networks. The Company's Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

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

        On February 23, 2006, the Company announced a 1-for-40 reverse stock split which was previously authorized at its annual meeting of stockholders held on June 21, 2005. The record date for the reverse split was March 10, 2006, and Occam began trading on the NASD Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Monday, March 13, 2006 under the new symbol "OCNW." As a result of the reverse split, the conversion ratio of Series A-2 preferred stock was proportionately adjusted, decreasing the number of shares of common stock issuable upon conversion of each share of Series A-2 preferred stock from approximately 90.91 shares of common stock to 2.27273 shares of common stock. The share information in the accompanying financial statements has been retroactively restated to give effect to the reverse stock split.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

        Reclassification—Certain reclassifications have been made to our prior year balances in order to conform to the current year presentation. The Company has reclassified deferred revenue amounts previously offset against accounts receivable for all prior periods presented.

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

        Restricted Cash—At December 31, 2008, restricted cash consisted of $13.8 million in performance bonds required for RUS funded contracts.

        Financial Instruments—Due to their short-term nature and a relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, inventories, accounts payable, deferred sales and accrued expenses approximate fair values at December 31, 2008 and 2007. The carrying value of notes payable approximates fair value as they bear interest commensurate with their risk.

        Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Provisions for doubtful accounts are recorded in general and administrative expenses. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts monthly. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2008 and 2007, the allowance for doubtful accounts were $122,000 and $89,000, respectively.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

        Long-Lived Assets—The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company identified no such impairment losses as of December 31, 2008.

        Intangibles—Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives are amortized over their estimated finite lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company identified no such impairment losses as of December 31, 2008.

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

        Deferred Rent—Deferred rent consist primarily of a $1.6 million cash lease incentive and is being amortized over the life of the lease as an offset to rent expense. Lease incentive is accounted for in accordance with Statement of Financial Standards No. 13, "Accounting for Leases." and from Question 2 of the Financial Accounting Standards Bulletin No. 88-1, "Issues Related to Accounting for Leases."

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

        In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company's products does not occur until customer acceptance. In these cases, the Company does not recognize revenue until payment has been received, assuming the remaining revenue recognition criteria are met. In 2008 the Company has revised the policy to classify to deferred revenue, amounts associated with these RUS contracts which were previously offset against accounts receivable. To conform the prior year's presentation we have reclassified $4.9 million, which was offset against accounts receivable, to deferred revenue as of December 31, 2007.

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

        Costs for the development of new software—The Company accounts for the development of new software and substantial enhancements to existing software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrent with the product launch, accordingly, no costs have been capitalized to date.

        Costs of Computer Software Developed or Obtained for Internal Use—The Company accounts for the costs of computer software developed or obtained in accordance with SOP 98-1. The Company has incurred no significant costs in 2008 related to computer software developed or obtained for internal use.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        Segment Information—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way companies report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, the Company has determined that its business consists of one operating segment.

        Comprehensive Income (Loss)—SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 31, 2008, 2007 and 2006, respectively, there were no differences between the Company's net income (loss) and total comprehensive income (loss).

        Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not have any non controlling interests on its consolidated financial statements and hence SFAS 160 does not have an impact on its financial position, results of operations, and cash flows.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on the Company will depend upon the level of acquisition activity.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), "Certain Assumptions Used in Valuation Methods." SAB No. 110 expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with the Statement of Financial Accounting No. 123R, "Shared-Based Payment." Companies electing to use this method should apply it consistently to all "plain vanilla" employee share options, and disclose the use of the method in the notes to the financial statements. The Company did not adopt SAB No. 110 and hence it did not have an impact on our financial position, results of operations, and cash flows.

        In May 2007, the FASB issued FSP No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statue of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position.

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Occam in

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations and financial position.

        In March 2008 the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133" ("SFAS 161"). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not have any derivative instruments hence the adoption of SFAS No. 161 did not have an impact on the Company's financial position, results of operations, and cash flows.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FAS142-3 did not have a material impact on the Company's consolidated financial statements.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not anticipate that the adoption of FSP APB 14-1 will have a material effect on its results of operations of financial position.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position, results of operations, and cash flows.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 3. Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

        Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

        Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

        Level 3—Unobservable inputs which are supported by little or no market activity.

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

        As of December 31, 2008, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $16.2 million as of December 31, 2008.

Note 4. Inventories

        Inventories consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$495	$1,078
Work-in-process	4	14
Finished goods(1)	16,262	12,279

Total inventories	$16,761	$13,371

(1)
$8.1 million and $8.8 million of finished goods inventory were shipped to customers as of December 31, 2008 and December 31, 2007, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company's revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these audited condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 5. Property and Equipment

        The major components of property and equipment are as follows (in thousands):

	December 31, 2008	December 31, 2007
Computer hardware and software	$10,074	$9,783
Furniture and fixtures	2,419	1,347
Equipment under capital leases (Note 8)	97	73
Leasehold improvements	7,912	5,553

	20,502	16,756
Less accumulated depreciation and amortization	(9,668)	(7,882)

Property and equipment, net	$10,834	$8,874

Note 6. Intangibles

        The following table summarizes the components of intangible assets (in thousands):

	December 31, 2008	December 31, 2007
Intangible assets with definite lives
Manufacturing rights	$—	$85
Software license	285	—
Customer relationships	—	55

	285	140
Less accumulated amortization	34	—

Intangibles assets with definite lives	251	140
Intangible assets with indefinite lives
Developed technologies	—	750

Intangibles, net	$251	$890

        Definite lived intangible assets are amortized over their estimated finite lives of 12, 24 and 36 months for manufacturing rights, customer relationships and software license, respectively. Intangible assets with indefinite lives are not subject to amortization. In October 2007, we had purchased certain assets from Terawave Communications Inc., including a broadband passive optical network (BPON) line of business that addressed Metro-Ethernet/Telemetry applications. We intended to sell this line of business and recorded an intangible asset of approximately $0.8 million as of the asset acquisition date. During the quarter ended March 31, 2008, we were unable to secure a feasible offer and therefore decided to terminate the sales efforts and instead focus on bringing new GPON technology to market. As a result of this decision, we wrote-off both the intangible asset and the related inventory.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Accrued Expenses

        The major components of accrued expenses are as follows (in thousands):

	December 31, 2008	December 31, 2007
Payroll, paid time off, bonus and related accruals	$2,727	$1,032
Warranty accruals	4,326	3,470
Commissions	316	250
Royalty accruals	41	368
Other accruals	1,277	1,344

Total	$8,687	$6,464

Note 8. Capital Leases

        The Company leases certain equipment under capital lease agreements that expire at various times during 2011. The terms of the leases are 48 months.

        The following is a schedule by year of the future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2008 (in thousands):

Years Ending December 31,
2009	29
2010	29
2011	15
2012	1
Thereafter	—

Total minimum lease payments	$74
Amount representing interest	(7)

Present value of net minimum lease payments	$67

Present value of net minimum lease payments, current	$24

Present value of net minimum lease payments, non-current	$43

	Capitalized Cost	Accumulated Depreciation	Net Book Value December 31, 2008
Equipment under capital leases	$97	$(47)	$50

Note 9. Capital Stock and Stockholders' Equity

  Series A-2 Preferred Stock

        On November 6, 2006, pursuant to an action by written consent signed by holders of greater than 66.67% of the outstanding shares of Series A-2 preferred stock of Occam, all outstanding shares of Series A-2 preferred stock of the Company were cancelled and converted to shares of common stock of

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

  Common Stock Reserved For Issuance

        The following represents the number of common shares reserved for future issuance (in thousands):

	December 31, 2008	December 31, 2007
Common warrants	13	13
Common stock options outstanding	3,015	3,014
Restricted stock units outstanding	180	250
Reserves for future grants	1,612	1,928
Employee stock purchase plan	305	546

Total shares reserved for future issuances	5,125	5,751

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

  Common Stock Warrants

        From years 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. These warrants have expired on various dates between 2005 through 2006 and the corresponding warrant related charges were reclassified to additional paid in capital common stock. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2008:

Expiration Date	Exercise Price Per Share	Number of Shares Underlying Warrant
June 16, 2010	$10.00	12,500

  Stock Options, Stock Awards, Employee Stock Purchase Plan

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

        During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of options for both the incentive and nonqualified stock options may not be less than the deemed fair value of the shares on the date of grant. The board was authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees were generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expired ten years after the date of grant and the Company holds a right of first refusal in connection with any transfer of vested

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

optioned shares. At December 31, 2004, 125 unvested shares of common stock issued and outstanding under the 1999 Plan were subject to repurchase by the Company at the related exercise prices. As of December 31, 2005, no shares were subject to repurchase. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        On November 29, 2007, the Company's compensation committee recommended and the board of directors approved an amendment to our 2006 Equity Incentive Plan to eliminate the automatic grant of stock options to new directors at the time of initial election and to continuing directors on an annual basis thereafter. In lieu of the previous program, the board of directors approved a policy providing for the initial grant to newly elected non-employee directors of shares of restricted stock with an approximate value of $80,000 based on the closing price of Occam common stock over the fifteen trading days prior to and including the date of approval of the grant. Initial grants would vest in three equal annual installments on each anniversary of the date of grant. Follow-on grants with an approximate value of $40,000, to be made on annual basis to continuing directors, would be valued on the same basis and would vest in two equal annual installments on each anniversary of the date of grant.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        As of December 31, 2008 there were 5.6 million shares authorized under the Company's stock option plans of which there were 1.6 million shares available under current option plan for future grants. Additional information with respect to the outstanding options as of December 31, 2008 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$2.00 to $3.24	97	7.18	$2.37	40	$2.54
$3.44 to $3.44	972	8.72	$3.44	286	$3.44
$3.60 to $4.00	559	5.08	$3.81	555	$3.81
$4.08 to $4.16	229	9.51	$4.11	1	$4.16
$4.20 to $4.20	332	5.21	$4.20	332	$4.20
$4.60 to $11.00	323	5.68	$6.47	282	$6.46
$12.20 to $20.75	500	7.33	$18.90	324	$18.90
$50.00 to $925.00	3	1.62	$242.27	3	$242.27

$2.00 to $925.00	3,015	7.11	$6.71	1,823	$7.24

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

        A summary of the Company's stock option activity is as follows (shares and intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,770	$9.59	6.32	$11,400
Granted	671	18.90
Exercised	(130)	4.80
Forfeited or expired	(233)	39.35

Outstanding at December 31, 2006	2,078	$9.59	7.91	16,593
Granted	1,138	3.73
Exercised	(40)	5.74
Forfeited or expired	(162)	14.37

Outstanding at December 31, 2007	3,014	$7.17	7.99	$184
Granted	327	3.90
Exercised	(20)	3.54
Forfeited or expired	(306)	8.50

Outstanding at December 31, 2008	3,015	$6.71	7.11	$15

Exercisable at December 31, 2008	1,823	$7.24	6.00	$6

        The weighted-average fair value of options granted to employees on the date of the grant for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 were $2.05, $2.00 and $10.19 per share, respectively.

        A summary of the Company's restricted stock unit activity as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	250
Awarded	35
Released	(85)
Forfeited	(20)

Outstanding at December 31, 2008	180	1.44	$432

        The weighted-average fair value of restricted stock units granted to employees for the years ended December 31, 2008, and December 31, 2007 were $4.08 and $3.44 per share, respectively.

  Employee Stock Purchase Plan

        In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        In March 2008, the Board of Directors approved an amendment to the 2006 Employee Stock Purchase Plan (the "ESPP"). The amendment increased the maximum number of shares of the Company's common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. Employee participation in the plan resumed in November 2007 and the next issuance of shares under the plan is scheduled for February 2009. In connection with the ESPP, on August 15, 2008, 58,685 and 111,426 shares were issued at a purchase price per share of $2.86 and $3.77, respectively.

        As of December 31, 2008, a total of 305,042 shares of the Company's common stock were available for sale under the 2006 Employee Stock Purchase Plan. In addition, the plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

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

        The 2006 Employee Stock Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant's straight time gross earnings, commissions, overtime and shift premiums, but excludes payments for incentive

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

compensation, bonuses and other compensation. A participant may purchase a maximum of 5,000 shares of common stock during a 6-month offering period. In addition, no participant may participate at a rate which would enable the participant to purchase stock more than $25,000 in value, measured at the beginning of the offering period, in any calendar year.

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

Note 10. Stock-Based Compensation Expense:

  Adoption of SFAS 123(R)

        The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed APB 25 and related interpretations in accounting for its stock compensation. The Company elected the modified prospective transition method for adopting SFAS 123(R).

        Stock-based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cost of revenue	$377	$233	$288
Research and product-development	1,128	754	748
Sales and marketing	731	558	476
General and administrative	811	546	390

Total stock-based compensation	$3,047	$2,091	$1,902

        As of December 31, 2008, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $3.8 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Option Plan Shares
Risk-free interest rate	2-3%	4-5%	5%
Expected Term (in years)	5	5	5
Dividend yield	—%	—%	—%
Volatility	58-62%	51-60%	55-74%
Estimated forfeitures	12.0%	11.6%	10.97%
Weighted average fair value	$2.05	$2.00	$10.19

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

Note 11. Income Taxes

        The income tax provision consists of the following (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Current
Federal	$29	$(3)	$29
State	227	59	35
Deferred
Federal	—	—	—
State	—	—	—

Total	$256	$56	$64

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Statutory federal income tax benefit	34%	34%	34%
State income tax benefit (net of federal benefit)	4%	5%	5%
Other	(15)%	(9)%	36%
Valuation allowance	(27)%	(30)%	(70)%

	(4)%	—%	5%

        The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$40,773	$44,314
Tax credit carryforwards	2,794	1,034
Depreciation and amortization	1,210	592
Deferred sales	3,670	1,019
Other	4,435	2,615

	52,882	49,574
Valuation Allowance	(52,882)	(49,574)

Net deferred tax assets	$—	$—

        The change in the Company's deferred tax valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
Deferred tax assets:
2006	$46,505	$(914)	$45,591
2007	$45,591	$3,983	$49,574
2008	$49,574	$3,305	$52,882

        As of December 31, 2008, the Company had net operating loss carryforwards of approximately $105.4 million and $81.8 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2009, respectively. In addition, the Company has federal research tax credits of $1.7 million which may be carried forward to 2028 and state research tax credits of $1.0 million which may be carried forward indefinitely. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined, may restrict utilization of the carryforwards.

        The net deferred tax assets have been offset with a full valuation allowance. SFAS 109 "Accounting for Income Taxes" requires that a valuation allowance be established to reduce a deferred tax asset to

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

Accounting for Uncertainty in Income Taxes Disclosure

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended December 31, 2008 is as follows:

        In thousands:

	2008	2007
Balance as of January 1	$5,829	$5,432
Additions for tax positions related to prior year	1,886	397
Additions for tax positions related to current year	434	—

Balance as of December 31	$8,149	$5,829

        The total amount of unrecognized tax benefits that would affect the Company's effective tax rate is $79,000 and $0 as of December 31, 2008 and December 31, 2007, respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2008 does not include any interest and penalty.

        The Company's only major tax jurisdictions are the United States and various state jurisdictions. The tax years 1996 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carryforward attributes.

SFAS 123(R) Tax Disclosure

        On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

adoption of SFAS No. 123(R). The tax benefit of $5,000 and $17,000 was realized upon exercise of stock options during the year ended December 31, 2008 and December 31, 2007, respectively.

Note 12. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

        Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents of $30.4 million and trade accounts receivable of $17.4 million. The Company maintains its cash and cash equivalents with a major financial institution; at times, such balances exceed FDIC insurance limits.

        The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company extends differing levels of credit to customers and generally does not require collateral. Financial information required to be disclosed in accordance with SFAS No. 131 is included on the Consolidated Statements of Operations. In addition, as the Company's assets are primarily located in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics.

        The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that other suppliers could provide similar products on comparable terms.

        Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2008
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	10,488	11%	3,086	17%
Customer B	9,738	10%	220	1%

	December 31, 2007
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$7,830	10%	$3,246	22%
Customer B	$7,143	10%	$27	—%

	December 31, 2006
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$5,018	7%	$1,899	18%

Note 13. Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for both the years ended December 31, 2008, and December 31, 2007 was $1.3 million, and

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

December 31, 2006 was $0.8 million. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009	1,440
2010	1,433
2011	1,469
2012	1,505
2013	1,543
Thereafter	967

Total Minimum Lease Payments	$8,357

  Purchase Commitments

        Under the terms of Occam's contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. As of December 31, 2008, the Company had open purchase orders with its current contract manufacturers of $7.8 million.

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $285,000, $138,000, and $164,000 of royalty expenses for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

  Warranties

        Occam provides standard warranties with the sale of products for up to five years from date of shipment. The estimated cost of providing the product warranty is recorded at the time of shipment. Occam maintains product quality programs and processes including actively monitoring and evaluating the quality of its suppliers. Occam quantifies and records an estimate for warranty related costs based on Occam's actual history, projected return and failure rates and current repair and replacement costs.

        A summary of changes in the Company's accrued warranty liability, which is included in accrued expenses is as follows (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Warranty liability at beginning of the year	$3,470	$1,862	$1,093
Accruals for warranty during the year	2,340	3,497	1,994
Warranty utilization	(1,484)	(1,889)	(1,225)

Warranty liability at end of the year	$4,326	$3,470	$1,862

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of Occam's current and former directors and officers, its current and former outside auditors, the lead underwriter of its secondary public offering in November 2006, and two venture capital firms who were early investors in Occam. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased, Occam's common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants' motions. This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court's July 1,2008 order. Defendants answered this amended complaint on August 29, 2008. A scheduling conference set by the Court provided guidance on the next steps for the litigation. Occam believes that it has meritorious defenses in this action, and intends to defend itself vigorously. Failure by Occam to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on its business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs' law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiff's subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June which resulted in current ongoing settlement negotiations by all parties.

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

  IPO Short Swing Profits Litigation

        In late 2007, Occam received a letter from Vanessa Simmonds, a putative shareholder of the Company, demanding that Occam investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. It is anticipated that it will be three to four months before the Court will rule on the motion.

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

  Indemnifications and Guarantees

        The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2008, the Company had not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements . During the quarter indemnification requests were received by the Company.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 14. 401(k) Plan

        The Company has a defined contribution plan under which employees may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 100% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amounts contributed by the employee. To date, the Company has made no matching contributions to the 401(k) plan.

Note 15. Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the computation of basic and diluted loss per share required under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") (in thousands, except per share data):

	December 31, 2008	December 31, 2007	December 31, 2006
Numerator:
Net loss attributable to common stockholders	$(6,718)	$(10,386)	$(2,202)

Denominator:
Weighted-average common shares outstanding	19,874	19,760	9,020

Basic and diluted net loss per share applicable to common stockholders	$(0.34)	$(0.53)	$(0.24)

        Basic and diluted loss per share is identical since the effect of common equivalent shares is anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for fiscal years 2008, 2007 and 2006 amounted to approximately 2.8 million, 0.8 million and 0.6 million shares, respectively.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 16.    SUMMARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following is a summary of unaudited interim quarterly data for each of the four quarters of fiscal 2008, 2007 and 2006. The summary interim quarterly data for the first, second and third quarters of 2006 has been restated from previously published or filed financial information and is derived from our unaudited consolidated financial statements.

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenue	$31,658	$25,131	$22,826	$19,653
Cost of revenue	18,546	14,380	12,731	11,220
Gross margin	13,112	10,751	10,095	8,433
Income (loss) from operations	831	(980)	(2,864)	(4,227)
Net income (loss)	1,140	(659)	(2,659)	(4,540)
Basic net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Diluted net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Shares used to compute basic net income(loss) per share	20,017	19,894	19,801	19,779
Shares used to compute diluted net income(loss) per share	20,046	19,894	19,801	19,779

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenue	$21,265	$15,660	$19,237	$18,987
Cost of revenue	12,083	9,959	12,125	11,970
Gross margin	9,182	5,701	7,112	7,017
Loss from operations	(4,998)	(5,490)	(1,730)	(744)
Net income (loss)	(4,563)	(4,906)	(946)	29
Basic net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Diluted net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Shares used to compute basic net income(loss) per share	19,770	19,765	19,765	19,739
Shares used to compute diluted net income(loss) per share	19,770	19,765	19,765	20,665

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenue	$22,175	$20,775	$12,876	$12,377
Cost of revenue	13,797	12,998	8,018	7,660
Gross margin	8,378	7,777	4,858	4,717
Income (loss) from operations	1,324	1,556	(1,130)	(921)
Net income (loss)	1,689	1,604	(1,044)	(1,014)
Net income available (loss attributable) to common stockholders	1,689	1,604	(1,044)	(4,451)
Basic net income (loss) per share	$0.12	$0.22	$(0.15)	$(0.65)
Diluted net income (loss) per share	$0.09	$0.09	$(0.15)	$(0.65)
Shares used to compute basic net income(loss) per share	14,361	7,279	7,133	6,899
Shares used to compute diluted net income(loss) per share	19,184	16,909	7,133	6,899

        Note: On December 5, 2006, we changed our fiscal year end to December 31 and our quarter ends to the last day of the applicable calendar quarter. Previously, we ended each fiscal quarter and year on the last Sunday of the corresponding calendar quarter and year. This change did not have a material impact on our financial position or results of operations.