Form 10-Q
period 2009-03-31
OCCAM NETWORKS INC/DE
filed 2009-05-08
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 6, 2009, the number of shares outstanding of the registrant’s common stock was 20,395,070 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2009	2008 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,804	$30,368
Restricted cash	12,626	13,771
Accounts receivable, net	10,653	17,391
Inventories	14,318	16,761
Prepaid and other current assets	2,282	3,290
Total current assets	70,683	81,581
Property and equipment, net	10,210	10,834
Intangibles, net	228	251
Other assets	64	68
Total assets	$81,185	$92,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,284	$6,911
Accrued liabilities	6,711	8,687
Deferred revenue	12,680	17,612
Deferred rent	361	394
Capital lease obligations	25	24
Total current liabilities	24,061	33,628
Deferred rent, net of current portion	1,847	1,892
Capital lease obligations, net of current portion	38	43
Total liabilities	25,946	35,563
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 20,395,070 shares issued and outstanding at March 31, 2009 and 20,268,488 December 31, 2008, respectively.	289	289
Additional paid-in capital	184,507	183,409
Accumulated deficit	(129,557)	(126,527)
Total stockholders’ equity	55,239	57,171
Total liabilities and stockholders’ equity	$81,185	$92,734

*               Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)

Revenue	$19,419	$19,653
Cost of revenue	11,245	11,220
Gross margin	8,174	8,433
Operating expenses:
Research and product-development	4,389	4,559
Sales and marketing	4,581	4,978
General and administrative	2,366	3,123
Total operating expenses	11,336	12,660
Loss from operations	(3,162)	(4,227)
Other income (expense), net	—	(654)
Interest income, net	145	360
Loss before provision for income taxes	(3,017)	(4,521)
Provision for income taxes	13	19
Net loss	$(3,030)	$(4,540)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(0.15)	$(0.23)

Shares used to compute basic and diluted net loss per share	20,149	19,779
Stock-based compensation included in:
Cost of revenue	$89	$107
Research and product-development	223	296
Sales and marketing	197	187
General and administrative	234	232
Total stock-based compensation	$743	$822

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008*
	(Unaudited)
Operating activities
Net loss	$(3,030)	$(4,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	746
Stock-based compensation expense	743	822
Accounts receivable reserves	(79)	54
Inventory reserves	(145)	(10)
Write-off of developed technology and related inventory	—	944
Changes in operating assets and liabilities:
Accounts receivable	6,817	4,689
Inventories	2,588	(50)
Prepaid Expenses and other assets	1,012	(364)
Accounts payable	(2,627)	(2,629)
Accrued Expenses	(1,976)	865
Deferred revenue	(4,932)	(1,876)
Deferred rent	(78)	—
Net cash used in operating activities	(881)	(1,349)
Investing activities
Purchases of property and equipment	(179)	(239)
Decrease in restricted cash	1,145	(2,705)
Net cash provided by (used in) investing activities	966	(2,944)
Financing activities
Proceeds from the exercise of stock options	—	64
Proceeds from employee stock purchase plan	355	—
Payments of capital lease obligations	(4)	(4)
Net cash provided by financing activities	351	60
Net increase (decrease) in cash and cash equivalents	436	(4,233)
Cash and cash equivalents, beginning of period	30,368	37,637
Cash and cash equivalents, end of period	$30,804	$33,404
Supplemental disclosure of cash flow information:
Income taxes paid	$144	$32
Interest paid	$1	$19

*               Certain amounts have been reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Occam Networks, Inc. (“Occam,” the “Company,” “we” or “us”) develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  The Company’s Broadband Loop Carrier (BLC) is an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited.  The condensed consolidated balance sheet at December 31, 2008 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.  These unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flow for the three months ended March 31, 2009 and 2008.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported net income (loss).

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until customer acceptance, however the Company waited for final cash payment on these contracts before recognizing revenue. Effective January 1, 2009 based on this historical experience, the Company has determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met. As a result the Company recognized approximately $3.3 million in revenue for the first quarter of fiscal 2009 based on customer acceptance, not final cash payment. We believe the impact of this determination on any annual period is not material.

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

In accordance with SFAS 157, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At March 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $29.7 million at March 31, 2009.

3.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$962	$495
Work-in-process	740	4
Finished goods (1)	12,616	16,262
	$14,318	$16,761

(1)          $6.3 million and $8.1 million of finished goods inventory were shipped to customers as of March 31, 2009 and December 31, 2008, respectively.  The majority were sent to RUS contract customers and value-added resellers.  Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories.  For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

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

5.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share data):

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator
Net loss available to common stockholders	$(3,030)	$(4,540)
Denominator
Shares used to compute basic and diluted net loss per share	20,149	19,779
Basic and diluted net loss per share	$(0.15)	$(0.23)

Basic and diluted net loss per share are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for three months ended March 31, 2009 and March 31, 2008, amounted to approximately 3.0 million and 2.4 million shares, respectively.

6.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015.  Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment.  Total rent expense was $285,704 and $365,464 for the three months ended March 31, 2009 and 2008, respectively.  Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2009	1,052
Fiscal year ending December 31,
2010	1,433
2011	1,469
2012	1,505
2013	1,543
2014	639
Thereafter	328
Total Minimum Lease Payments	$7,969

Royalties

From time to time, the Company may license certain technology for incorporation into its products.  Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products.  The Company incurred royalty expense of $41,727 and $60,600 for the three months ended March 31, 2009 and 2008, respectively.

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

On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased, Occam’s common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

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

We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement. The settlement is currently being reviewed by the Court.

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

IPO Short Swing Profits Litigation

In late 2007, we received a letter from Vanessa Simmonds, a putative shareholder, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of our initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of us (then known as Accelerated Networks). We evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of our IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal. Currently all pleadings relative to the appeal must be filed by August 31, 2009. Oral argument will be heard thereafter.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited.  As of March 31, 2009, the Company did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. During fiscal 2008, we reimbursed Norwest Venture Partners for indemnification expenses in the amount of $80,166. During the quarter ended March 31, 2009, we reimbursed U.S. Venture Partners for indemnification expenses incurred in 2008 in the amount of $192,166.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At March 31, 2009, open purchase orders with contract manufacturers were $7.9 million.

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

	March 31,	December 31,
	2009	2008

Warranty liability at beginning of the year	$4,326	$3,470
Accruals for warranty during the period	397	2,340
Warranty utilization	(696)	(1,484)
Warranty liability at end of the period	$4,027	$4,326

7.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	March 31, 2009	December 31, 2008
Warranty accruals	$4,027	$4,326
Payroll, paid time off and related accruals	1,515	2,727
Commissions	209	316
Royalty accruals	15	41
Other accruals	945	1,277
Total	$6,711	$8,687

8.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Share-Based Compensation

Stock option activity, under the Company’s stock option plan for the three months ended March 31, 2009 is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,015	$6.71	7.11	$15
Granted	52	$3.00	—	—
Exercised	—	$—	—	—
Forfeited or expired	(37)	$5.18	—	—
Outstanding at March 31, 2009	3,030	$6.66	6.89	$32
Exercisable at March 31, 2009	1,917	$7.31	5.83	$10

The weighted-average fair value of options granted to employees on the date of the grant during the three months ended March 31, 2009 was $1.53 per share.

The 2006 Equity Incentive Plan, or 2006 Plan, provides for automatic annual increases in the number of shares available for issuance under the 2006 Plan effective as of the first day of each fiscal year equal to the lesser of (a) 3% of the outstanding shares of the common stock on the first day of the applicable fiscal year; (b) 750,000 shares; or (c) such other amount as the Board of Directors or a committee of the board may determine. On April 1, 2009, the Board of Directors approved an increase of 608,055 shares reserved for issuance under the 2006 Plan for fiscal 2009. This represents 3% of the outstanding common shares as of January 1, 2009. In addition the Board of Directors approved an amendment to the 2006 Plan, subject to stockholder approval, to increase the number of shares of common stock reserved for issuance under the Plan by 900,000 shares. On May 7, 2009, the stockholders approved the amendment to the 2006 plan.

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	180	1.44	$432
Awarded	—	—	—
Released	—	—	—
Forfeited or expired	(3)	—	—
Outstanding at March 31, 2009	177	1.20	$466

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to our 2006 Employee Stock Purchase Plan ~~(~~or the ~~“~~ESPP~~”)~~.  The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares.  In connection with the ESPP, 126,582 shares were issued on February 17, 2009 at a purchase price per share of $2.80.

The ESPP provides for an automatic annual increases in the number of shares available for issuance under the ESPP effective as of the first day of each fiscal year equal to the lesser of (a) 300,000 shares of common stock; (b) 1.5% of the outstanding shares of common stock on the first day of the applicable fiscal year; or (c) an amount determined by the Board of Directors. On April 1, 2009, the Board of Directors approved an increase of 300,000 shares in the number of shares reserved for issuance under the ESPP.

Stock-Based Compensation

The following table summarizes the impact of SFAS 123(R) for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase plan based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008

Employee stock-based compensation in:
Cost of revenue	$89	$107
Research and product-development	223	296
Sales and marketing	197	187
General and administrative	234	232
Total SFAS 123(R) stock-based compensation in operating expenses	654	715
Total SFAS 123(R) stock-based compensation	$743	$822

As of March 31, 2009, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $3.3 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	1.9%	2.9%
Expected term (years)	5.0	4.9
Dividend yield	0%	0%
Expected volatility	58.2%	62%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We do not anticipate declaring dividends in the foreseeable future.  Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future volatility.  We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration of our industry peers of similar size with similar option vesting periods.  Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination.  SFAS 123(R) also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest.  Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior.  If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

9. Subsequent Events

The Company announced in May 2009 that it has undertaken an initiative to reduce its total headcount by approximately 10%, in order to reduce expenses and conserve cash in the current economic environment. The Company expects to record a charge of approximately $0.2 million associated with this initiative in the second quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The discussion in this Report contains both historical information and forward-looking statements.  A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below.  In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.  In addition, historical information should not be considered an indicator of future performance.  Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in this Report in Part II, Item 1A under the caption “Risk Factors.”  These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, we are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV.  Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption.  In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings.  We market our products through a combination of direct and indirect channels.  Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market.  As of March 31, 2009, we had shipped our BLC platform to over 300 service provider customers.

From our inception through March 31, 2009, we have incurred cumulative net losses of approximately $129.6 million. We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006, September 24, 2006, and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the first, second and third quarters of fiscal 2008 and for fiscal 2008 as a whole. We do not believe that our return to profitability in the fourth quarter of fiscal 2008 is indicative of future quarterly performance. In the first quarter of 2009, we continued to experience a slowdown in bookings and delays in customer projects. We believe this condition  reflects the macroeconomic weakness as well as the timing effects of the government stimulus programs. We expect the uncertainty surrounding the stimulus funds will resolve itself through the year, however in the short term it will continue to affect our customer bookings activity level.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, accounts receivable reserves, sales return reserves, litigation, warranty reserve, stock-based compensation, and valuation of deferred income tax assets.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We included in our Annual Report on Form 10-K for the year ended December 31, 2008 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In certain circumstances, we enter into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of our products does not occur until customer acceptance, however we waited for final cash payment on these contracts before recognizing revenue.  Effective January 1, 2009 based on this historical experience, we have determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as  collectability, under SAB 104 have been met. As a result we recognized approximately $3.3 million in revenue for the first quarter of fiscal 2009 based on customer acceptance, not final cash payment. We believe the impact of this determination on any annual period is not material.

Results of Operations

Three-months ended March 31, 2009 and 2008

Revenue (in thousands, except percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue	$19,419	$19,653

Our revenue is principally comprised of our BLC 6000 series system product line, cabinets and related accessories.  Revenue decreased by $0.3 million or 1% to $19.4 million for the three months ended March 31, 2009 as compared to revenue of $19.7 million for the three months ended March 31, 2008. Approximately $3.3 million of revenue recognized during the quarter was associated with recognition based on customer acceptance not final cash payment. In the first quarter of 2009 we continued to experience a slow down in customer bookings activity. We believe this slow down is due to overall poor economic conditions as well as the impact of our customers evaluating the timing and availability of the potential government broadband stimulus funds. We expect the uncertainty surrounding the stimulus funds will resolve itself through the year, as more details become available, however in the short term it will continue to affect our customer bookings activity level.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008

Cost of revenue	$11,245	$11,220
Gross margin	$8,174	$8,433
Gross margin percentage	42%	43%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty provision, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.

Gross margin decreased to 42% of revenue for the three months ended March 31, 2009 compared to gross margin of 43% for the three months ended March 31, 2008. The decrease in the gross margin is primarily due to a decrease in revenue.

We expect that our gross margin will vary from quarter-to-quarter due in part to product mix.  To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin. Additionally, as we introduce new products into the market, we anticipate our gross margin may fluctuate as a function of our product mix.

Research and product- development expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008

Research and product-development	$4,389	$4,559
Research and product-development as a percentage of revenue	23%	23%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses decreased by $0.2 million or 4% to $4.4 million for the three months ended March 31, 2009 as compared to $4.6 million for the three months ended March 31, 2008. The decrease in research and product-development expenses was attributable to decreased outside services. Research and product-development expenses for the three months ended March 31, 2008 included expenses attributable to the release of our Gigabit Passive Optical Networks (“GPON”) products. The research and product-development expenses may increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008

Sales and marketing	$4,581	$4,978
Percentage of revenue	24%	25%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses decreased by $0.4 million or 8% to $4.6 million for the three months ended March 31, 2009 as compared to $5.0 million for the three months ended March 31, 2008. This decrease was primarily due to lower commissions and marketing event expenses.  We currently expect sales and marketing expenses to be largely consistent with current expense levels, but may vary with levels of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008

General and administrative	$2,366	$3,123
Percentage of sales	12%	16%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $0.7 million or 23% to $2.4 million for the three months ended March 31, 2009 as compared to $3.1 million for the three months ended March 31, 2008.  General and administrative expenses decreased primarily due to lower outside services and professional fees, partially offset by an increase in legal fees associated with our ongoing litigation. We currently expect general and administrative expenses to be consistent with current expense levels.

Stock-based compensation (in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Cost of sales	$89	$107
Research and development	223	296
Sales and marketing	197	187
General and administrative	234	232
Total stock-based compensation	$743	$822

Stock-based compensation expense decreased by approximately $79,000 or 10% to $0.7 million for the three months ended March 31, 2009 as compared to approximately $0.8 million for the three months ended March 31, 2008.  This decrease is primarily attributable to the estimated forfeiture rate change used in our stock-based compensation expense calculations.

We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest income	$146	$393
Interest expense	(1)	(33)
Total other income (expense), net	$145	$360

Interest income, net decreased by $215,000 or 60% to $145,000 for the three months ended March 31, 2009, as compared to $360,000 for the three months ended March 31, 2008.  The decrease in interest income was primarily attributable to lower cash balances and lower interest rates.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended March 31, 2009 and March 31, 2008, we provided $13,000 and $19,000 respectively, for federal and state income taxes.

Subsequent Event

We announced in May 2009 that we have undertaken an initiative to reduce our total headcount by approximately 10%, in order to reduce expenses and conserve cash in the current economic environment. We expect to record a charge of approximately $0.2 million associated with this initiative in the second quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $30.8 million, restricted cash of $12.6 million, stockholders’ equity of $55.2 million, and working capital of $46.6 million, compared with cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders’ equity of $57.2 million, and working capital of $48.0 million as of December 31, 2008.  The decrease in restricted cash at March 31, 2009, was related to performance bonds required for our Rural Utilities Service, or RUS 397 contracts.

Net cash used in operating activities for the three months ended March 31, 2009, was $0.9 million compared to $1.3 million during the same period ended 2008.  The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, impairment of intangibles related to developed technology and customer relationships, accounts receivable reserves and inventory reserves resulted in an outflow of $1.7 million in the 2009 period, compared to an outflow of $1.9 million in the 2008 period.  The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $0.8 million in the three months ended March 31, 2009 compared to a cash inflow of $0.6 million in the three months ended March 31, 2008.

Net cash provided by investing activities for the three months ended March 31, 2009, was $1.0 million compared to $2.9 million used in investing activities, during the same period ended March 31, 2008. Cash provided by investing activities for the three months ended March 31, 2009, was primarily due to a decrease of $1.1 million in restricted cash required for performance bonds in connection with our RUS contracts offset by $0.2 million for purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2009 was $0.4 million compared to $60,000 for the same period in 2008.  Cash provided by financing activities for the three months ended March 31, 2009, was mainly due to proceeds from the sale of common stock under the ESPP of $0.4 million, as compared to proceeds of approximately $64,000 related to the exercise of options, which was offset by the payment of approximately $4,000 for capital lease obligations for the three months ended March 31, 2008.

Working Capital

Working capital decreased to $46.6 million as of March 31, 2009 compared to $48.0 million as of December 31, 2008.

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases,our commitment under capital leases, our commitment under fixed assets and licensing agreements as of March 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$7,858	$7,858	$—	$—	$—
Operating leases	$7,969	$1,052	$4,407	$2,182	$328
Capital leases	$67	$21	$46	$	$—
Licensing agreements	$240	$105	$135	$—	$—

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords.  In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited.  As of March 31, 2009, we did not have any material liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. During fiscal 2008, we reimbursed Norwest Venture Partners for indemnification expenses in the amount of $80,166.  During the quarter ended March 31, 2009, we reimbursed U.S. Venture Partners for indemnification expenses incurred in 2008 in the amount of $192,166.

Recent Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not believe that the above staff positions will have a material impact on our financial position, results of operations, and cash flows.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe the adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on us will depend upon our level of acquisition activity.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, it will become the source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard did not have a material effect on our results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have not yet adopted SFAS 162, but we do not expect the adoption of SFAS 162 will have a material impact on our financial position, results of operations, and cash flows.

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

ITEM 4.                        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, the same material weakness that was previously reported as of December 31, 2007 continued to exist with respect to revenue recognition policies and procedures. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a more than inconsequential misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is less severe than a material weakness, yet important enough to merit attention by management.

In March 2007, our audit committee initiated an internal review of our revenue recognition practices. On September 12, 2007, we announced that our audit committee had identified errors in our revenue recognition practices and that our board of directors, based on the recommendation of our audit committee, had concluded that we should restate our financial statements for fiscal years 2004 and 2005, the corresponding interim quarterly periods of fiscal 2004 and fiscal 2005, and the first, second, and third quarters of fiscal 2006. Our board of directors also concluded that our previously filed financial statements for those periods should not be relied on. On October 16, 2007, we announced that our audit committee had concluded its investigation, and we announced the final restated financial information.

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

In connection with the preparation and related audit of our financial statements for the year ended December 31, 2008, our management again concluded that a material weakness existed with respect to revenue recognition at December 31, 2008. In addition, management identified significant deficiencies relating to (i) approval processes for credit memos and special pricing terms and (ii) segregation of duties in our order management group. Management noted that each of the audit committee’s 2007 recommendations had been completed but determined that a number of these remediation efforts had not been in place or tested for a sufficient period to conclude that they were effective. In particular, we implemented standardized terms and conditions for customer quotes, contracts, and invoices in the fourth quarter of fiscal 2008, but only a small portion of our revenues in 2008 were generated in transactions entered under these standardized terms. In addition, management concluded that the controls implemented to date have largely been focused on error detection and that we need to implement additional preventative controls designed to address potential errors before they occur.

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

B. Changes in Internal Control Over Financial Reporting

On September 28, 2007, our audit committee presented the findings and recommendations of its internal investigation to our board of directors, including a proposed remediation plan regarding internal control over financial reporting. At that time, our board of directors adopted the audit committee’s remediation plan. In the fourth quarter of 2008, we completed implementation of all initial audit committee recommendations.

Our audit committee’s remediation plan consisted of the following modifications and improvements in our internal controls relating to the sales and revenue- recognition transaction cycle.

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

✓

Implemented as of December 31, 2008
•

standardize language on each customer’s quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement; and

✓

•

establish a central, virtual repository for all documentation relating to a transaction, including quotes, emails, letters of intent, volume pricing agreements, special pricing approval forms, and all other transaction documents, which are uploaded by sales and sales administration personnel

✓

Although we recently completed all remediation steps specifically recommended by our audit committee in 2007, management continues to test the newly implemented controls and has identified additional controls and procedures for implementation in light of our continuing material weakness. In particular, we plan to implement further remedial actions, which have been approved by our audit committee, related to the 2008 material weakness, specifically:

•                  Monitor and test prior internal control remediation;

•                  Implement additional controls focused on prevention (in contrast to the detection focus of previously implemented remedial controls); and

•                  Review and assess current sales process from the time of quote to the collection of receivables in an effort to process  orders in a more controlled environment.

In addition, in the first quarter of 2009, we implemented control changes in our order management group to address identified control deficiencies relating to segregation of duties.  Specifically, we limited individual system access in an effort to ensure that no single individual had the ability to book, invoice, and ship orders.

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

On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, the lead plaintiff filed a consolidated complaint. This consolidated complaint added as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleged that defendants violated sections 10(b), 20(a) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933, or Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased, Occam’s common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

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

We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation.  The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement.  The settlement is currently being reviewed by the Court.

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

IPO Short Swing Profits Litigation

In late 2007, we received a letter from Vanessa Simmonds, a putative shareholder, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of our initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of us (then known as Accelerated Networks). We evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of our IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers of Occam are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal. Currently all pleadings relative to the appeal must be filed by August 31, 2009. Oral argument will be heard thereafter.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other public filings.

Risks Related to Current Economic Environment and Our Future Revenues

Our business is substantially dependent on the capital spending patterns of telecom operators and has recently been adversely affected by reductions and delays in capital spending by our customers.  Any continued reductions or delays in customer orders in response to macroeconomic conditions or otherwise, would adversely affect our business, operating results, and financial condition.

Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks.  In the fourth quarter of 2008, we identified a weakening in new order activity that has continued into 2009.  We believe this weakening relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn.   In addition, we believe that many of our customers, particularly those that participate in government funding initiatives such as the Department of Agriculture’s Rural Utility Service program, may be delaying investment and purchase activity pending their analysis of the availability of funding under recently announced government economic stimulus programs.  Continued reductions, delays, or cancellations in order activity by our customers would be expected to adversely affect our future revenues by reducing the revenue we recognize in any quarter from orders booked and shipped in that quarter and by reducing the amount of deferred revenues that may become recognizable in future periods upon satisfaction of revenue recognition criteria.

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

•                  free cash flow and access to external sources of capital; and

•                  completion of major network upgrades.

Changes in government funding programs can also affect capital expenditures by IOCs.  Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies.  The Federal Communications Commission, or FCC, and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues, which would be expected to have an adverse impact on capital spending budgets.  Furthermore, many IOCs use government supported loan programs or grants to finance capital spending.  Changes to those programs, such as the Department of Agriculture’s Rural Utilities Service loan program, could reduce the ability of IOCs to access capital.  Any decision by telecom service providers to reduce capital expenditures, whether caused by the economic downturn, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

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

We have incurred significant losses since our inception.  As of March 31, 2009, we had an accumulated deficit of $129.6 million.  We incurred substantial losses in 2008.  We may expect to continue to incur losses in 2009.  We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future.  We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008.  We do not believe our results of operations in the quarter ended December 31, 2008 are indicative of our expected results in future near term quarters.  Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

On October 16, 2007, following a seven month review of our historic revenue recognition practices that was led by our audit committee, we filed our Annual Report on Form 10 K for the year ended December 31, 2006, which included our consolidated financial statements for the year ended December 31, 2006 and which restated our financial statements for the years ended December 26, 2004 and December 25, 2005, for each of the interim quarterly periods in fiscal 2004 and 2005, and the first three interim quarterly periods of fiscal 2006.  Following the announcement of the commencement of the audit committee review in March 2007, we, certain of our directors and executive officers and others became defendants in a consolidated federal securities class action.  The consolidated complaint alleges that the various defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b 5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition.  We cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition.  Litigation and any related proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  In addition, an adverse resolution of the outstanding litigation could have a material adverse effect on our financial condition if we are required to use our available cash resources to settle the litigation or satisfy any judgment.  This litigation is still in the relatively early procedural stages, and we cannot predict its outcome.  In addition, we cannot at this time predict whether our insurance coverage will be sufficient to cover any liability or whether our carriers may seek to rescind or deny coverage.

Potential indemnification obligations set forth in our charter documents or in contracts between us and various officers, directors, and third parties could have a material adverse effect on our business, operating results or financial condition.

Under Delaware law, our bylaws, and indemnification agreements to which we are a party, we may have an obligation to indemnify certain current and former officers and directors, as well as certain underwriters and stockholders, in relation to outstanding litigation or other related matters, and we have recently begun to reimburse certain expenses of some indemnified parties in connection with outstanding litigation.  Such indemnification may have a material adverse effect on our business, results of operations, and financial condition to the extent insurance does not cover our costs.  The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage, either in whole or part, with respect to pending litigation, or we may not have sufficient coverage under such policies, in which case our business, results of operations, and financial condition may be materially and adversely affected.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

In connection with the 2007 audit committee review of our revenue recognition practices and our resulting financial restatement, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements.  Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition.  Since the restatement was completed in October 2007, we have implemented new processes and procedures to improve our internal controls and have expanded our finance and accounting staff.  Nevertheless, as of March 31, 2009, our chief executive officer and chief financial officer determined that our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.  Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

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

In connection with the preparation and related audit of our financial statements for the year ended December 31, 2008, our management concluded that the same material weakness reported on December 31, 2007 continued to exist on December 31, 2008 with respect to revenue recognition policies and procedures.  In addition, management identified significant deficiencies relating to (i) approval processes for credit memos and special pricing terms and (ii) segregation of duties in our order management group.  Management noted that each of the audit committee’s 2007 recommendations had been completed but determined that a number of these remediation efforts had not been in place or tested for a sufficient period to conclude that they were effective.  In particular, we implemented standardized terms and conditions for customer quotes, contracts, and invoices in the fourth quarter of fiscal 2008, but only a small portion of our revenues in 2008 were generated in transactions entered under these standardized terms.  In addition, management concluded that the controls implemented to date have largely been focused on error detection and that we need to implement additional preventative controls designed to address potential errors before they occur.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.  As discussed in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future.

We were required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2008.  We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act.  Our management and independent registered public accounting firm concluded that we did not maintain effective control over financial reporting as of December 31, 2008 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In this Quarterly Report on Form 10-Q, our management again concluded that we did not maintain effective internal controls as of March 31, 2009.  We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Business and Industry

Because our markets are highly competitive and dominated by large, well-financed participants, we may be unable to compete effectively.

Competition in our market is intense, and we expect competition to increase.  The market for broadband access equipment is dominated primarily by large, established suppliers such as Alcatel Lucent SA, Motorola, Tellabs and ADTRAN Inc.  While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment.  In addition, a number of companies, including Calix, Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as “defects”) that may only be detected when deployed in live networks that generate high amounts of communications traffic.  In addition, defects or other malfunctions or quality control issues may not appear until the equipment has been deployed for an extended period of time.  We also continue to introduce new products that may have undetected software or hardware defects.  Our customers may discover defects in our products at any time after deployment or as their networks are expanded and modified.  Any defects in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products.  For example, during fiscal 2004, we experienced unusually high repair costs related to the effect of lightning strikes on selected BLC 6000 installations.  As a result, we experienced higher than anticipated costs of sales, which management believes were necessary to maintain customer satisfaction.  In 2007, we experienced higher than average failures of certain assemblies that were fabricated between October 2005 and January 2006 and identified a design issues associated with a transistor that resulted in equipment disruption and that required a rework effort.  As a result, we increased our warranty accruals in 2008.  Recently, we have identified malfunctions or defects that we were required to repair under applicable warranties (or elected to repair for customer relations purposes) related to equipment that had been in service for extended periods of times.  Defects, malfunctions, or other performance issues relating to our products could increase our warranty accruals and operating expenses, could have an adverse effect on market perceptions of our products, and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

We rely on value added resellers who can provide high quality sales and support services.  We compete with other telecommunications systems providers for our resellers’ business as our resellers generally market competing products.  If a reseller promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share.  In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business.  If we do not properly train our resellers to sell, install and service our products, our business, financial condition and results of operations will suffer.

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

We may have difficulty managing growth in our business, if any, which could limit our ability to increase sales and cash flow.

We expect to expand our research and development, sales, marketing and support activities, including our activities outside the U.S. depending on future business and economic conditions.  Our historical growth has placed, and is expected to continue to place, significant demands on our management, as well as our financial and operational resources, as required to:

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

In addition, as discussed in this Quarterly Report on Form 10-Q under Part I, Item 4, our internal controls over financial reporting are currently ineffective, and we will need to expand our finance organization and retain outside advisors to implement adequate and effective financial controls.  If we cannot grow or manage our business growth effectively, we may not be able to execute our business strategies and our business, consolidated financial condition and consolidated results of operations would suffer.

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

Lead times for the materials and components that we order through our contract manufacturers may vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time.  If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory.  If our contract manufacturers purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs.  If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.  In prior periods we have experienced excess and obsolete inventory write downs which impact our cost of revenue.  This may continue in the future, which would have an adverse effect on our gross margins, consolidated financial condition and consolidated results of operations.

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

Our strategy includes developing products for the local access network that incorporate IP and Ethernet technologies.  If these technologies are not widely adopted by telecom service providers for use in local access networks, demand for our products may decline or not grow.  As a result, we may be unable to sell our products to recoup our expenses related to the development of these products and our consolidated results of operations would be harmed.

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

Based on current tax law, we believe we have certain net operating loss carryforwards, or NOLs, for U.S. federal and state income tax purposes to offset future taxable income.  As of March 31, 2009, we had incurred significant losses in the United States.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period.  In the event of an ownership change, Section 382 imposes an annual limitation, based upon our value at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs.  Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

As of March 31, 2009, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 28.3% of our outstanding common stock, of this 26.9% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners.  Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam.  These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

Dated: May 8, 2009	OCCAM NETWORKS, INC.

(Registrant)

	By:	/s/ JEANNE SEELEY
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