Form 10-Q
period 2009-06-30
OCCAM NETWORKS INC/DE
filed 2009-08-07
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of Aug 3, 2009, the number of shares outstanding of the registrant’s common stock was 20,415,652 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2009	2008 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,520	$30,368
Restricted cash	9,749	13,771
Accounts receivable, net	14,715	17,391
Inventories	10,435	16,761
Prepaid and other current assets	1,751	3,290
Total current assets	70,170	81,581
Property and equipment, net	9,681	10,834
Intangibles, net	204	251
Other assets	132	68
Total assets	$80,187	$92,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,990	$6,911
Accrued liabilities	6,884	8,687
Deferred revenue	12,416	17,612
Deferred rent	361	394
Capital lease obligations	25	24
Total current liabilities	24,676	33,628
Deferred rent, net of current portion	1,764	1,892
Capital lease obligations, net of current portion	32	43
Total liabilities	26,472	35,563
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 20,400,903 shares issued and outstanding at June 30, 2009 and 20,268,488 December 31, 2008, respectively.	289	289
Additional paid-in capital	185,398	183,409
Accumulated deficit	(131,972)	(126,527)
Total stockholders’ equity	53,715	57,171
Total liabilities and stockholders’ equity	$80,187	$92,734

*               Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$21,028	$22,826	$40,447	$42,479
Cost of revenue	13,000	12,731	24,245	23,951
Gross margin	8,028	10,095	16,202	18,528
Operating expenses:
Research and product-development	4,035	4,774	8,424	9,333
Sales and marketing	4,364	5,105	8,945	10,083
General and administrative	2,053	3,080	4, 419	6,203
Restructuring charges	213	—	213	—
Total operating expenses	10,665	12,959	22,001	25,619
Loss from operations	(2,637)	(2,864)	(5,799)	(7,091)
Other income (expense), net	104	(48)	104	(702)
Interest income (expense), net	91	275	236	635
Loss before provision for income taxes	(2,442)	(2,637)	(5,459)	(7,158)
Provision for (benefit from) income taxes	(27)	22	(14)	41
Net loss	$(2,415)	$(2,659)	$(5,445)	$(7,199)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.13)	$(0.27)	$(0.36)
Weighted average shares attributable to common stockholders:
Basic and diluted	20,219	19,801	20,184	19,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008*

Operating activities
Net loss	$(5,445)	$(7,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,634	1,720
Depreciation and amortization	1,655	1,496
Impairment of intangibles	—	981
Accounts receivable reserves	(109)	751
Inventory reserves	(358)	28
Loss from disposal of property and equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	2,785	(5,875)
Inventories	6,684	(3,356)
Prepaid expenses and other current assets	1,475	(102)
Accounts payable	(1,921)	(244)
Accrued expenses	(1,803)	903
Deferred revenue	(5,196)	5,646
Deferred rent	(161)	(21)
Net cash used in operating activities	(760)	(5,259)
Investing activities	—
Decrease (increase) in restricted cash	4,022	(7,873)
Net purchases of property and equipment	(455)	(3,928)
Purchase of intangibles	—	(125)
Net cash provided by (used in) investing activities	3,567	(11,926)
Financing activities
Exercise of stock options	—	65
Payments of payroll taxes for vested restricted stock units	—	(68)
Payments of capital lease obligations	(10)	(9)
Proceeds from employee stock purchase plan	355	—
Net cash provided by (used in) financing activities	345	(12)
Net increase (decrease) in cash and cash equivalents	3,152	(17,197)
Cash and cash equivalents, beginning of period	30,368	37,637
Cash and cash equivalents, end of period	$33,520	$20,440
Supplemental disclosure of cash flow information:
Income taxes paid	$202	$132
Interest paid	$3	$31

*               Certain amounts have been reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Occam Networks, Inc. (“Occam,” the “Company,” “we” or “us”) develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  The Company’s core product line is the Broadband Loop Carrier (BLC) ,  an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.    The Company also offers a family of Optical Network Terminals (ONTs) for fiber optic networks, remote terminal cabinets, and professional services.

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, and its cash flow for the six months ended June 30, 2009 and 2008.

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

Revenue Recognition

Occam generally recognizes revenue under SAB 104 in the period when all of the requirements of SAB 104 have been met:

•      persuasive evidence of sales arrangements,

•      delivery has occurred or services have been rendered,

•      the buyer’s price is fixed or determinable and

•      collection is reasonably assured.

The Company enters into transactions with value-added resellers where the resellers may not have the ability to pay for these sales independent of payment to them by the end-user.  In these cases, the Company does not recognize revenue until payment has been received, provided the remaining revenue recognition criteria are met.

The Company sells hardware products that contain embedded operating system software, which the Company has determined are “incidental” to the hardware products.  Revenue is recognized for these products under SAB 104.  The Company has one minor software network management product which is a stand alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition or SOP 97-2.  The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial.

In addition to the aforementioned general policy, the Company enters into transactions that represent multiple-element arrangements, which may include training and post-sales technical support and maintenance to our customers as needed to assist them in installation or use of our products, and makes provisions for these costs in the periods of sale.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until customer acceptance, however the Company waited for final cash payment on these contracts before recognizing revenue. Effective January 1, 2009 based on this historical experience, the Company has determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met. As a result the Company recognized approximately $2.8 million for the three months ended June 30, 2009 and $4.2 million in revenue for the six months ended June 30, 2009 based on customer acceptance, not final cash payment. We believe the impact of this determination on any annual period is not material.

We warrant our products for periods up to five years and record an estimated warranty accrual when shipped.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.

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

In accordance with SFAS 157, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At June 30, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $29.8 million at June 30, 2009.

Effective January 1, 2009, the Company adopted Financial Staff Position SFAS 157-2. The adoption of FSP SFAS No. 157-2 did not have a material impact on the Company’s consolidated financial statements.

3.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$899	$495
Work-in-process	60	4
Finished goods (1)	9,476	16,262
	$10,435	$16,761

(1)

$6.2 million and $8.1 million of finished goods inventory were shipped to customers as of June 30, 2009 and December 31, 2008, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

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

5.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net loss attributable to common stockholders	$(2,415)	$(2,659)	$(5,445)	$(7,199)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	20,219	19,801	20,184	19,791
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—
Shares used in computation of diluted net income (loss) per share	20,219	19,801	20,184	19,791
Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.27)	$(0.36)

Basic and diluted net loss per share are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average common stock equivalent from stock options that were excluded from the shares used in computing diluted net loss per share for the three months ended June 30, 2009 and June 30, 2008, amounted to approximately 3.1 million and 2.2 million shares, respectively, and for the six months ended June 30, 2009 and June 30, 2008, amounted to approximately 3.1 million and 2.4 million shares, respectively.

6.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense was $0.3 million and $0.4 million for the three months ended June 30, 2009 and June 30, 2008 respectively, and $0.6 million and $0.8 million, for the six months ended June 30, 2009 and June 30, 2008 respectively.

Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2009	721
Fiscal year ending December 31,
2010	1,433
2011	1,469
2012	1,505
2013	1,543
2014	639
Thereafter	328
Total Minimum Lease Payments	$7,638

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred royalty expense of $67,000 and $85,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. The Company incurred $108,000 and $146,000 in royalty expenses for the six months ended June 30 2009 and June 30, 2008, respectively.

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

We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement. The settlement has been preliminarily approved including class certification by the Court and the Court has scheduled September 10, 2009 as the date for final review.

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

Due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accruals related to the demand letters or Section 16(b) litigation because we expect any resulting resolution to be covered by our insurance policies.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2009, the Company did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of June 30, 2009, the Company had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $165,842. As of June 30, 2009, the Company had also reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $213,203.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At June 30, 2009, open purchase orders with contract manufacturers were $10.1 million.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Balance at beginning of period	$4,027	$3,648	$4,326	$3,470
Accruals for warranty during the period	630	464	1,027	951
Warranty utilization	(418)	(402)	(1,114)	(711)
Balance at end of period	$4,239	$3,710	$4,239	$3,710

7.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	June 30, 2009	December 31, 2008
Warranty accruals	$4,239	$4,326
Payroll, paid time off and related accruals	1,610	2,727
Commissions	242	316
Royalty accruals	40	41
Other accruals	753	1,277
Total	$6,884	$8,687

8.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Stock-Based Compensation

Stock option activity, under the Company’s stock option plan for the six months ended June 30, 2009 is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,015	$6.71	7.11	$15
Granted	943	$2.66	—	—
Exercised	—	$—	—	—
Forfeited or expired	(213)	$4.97	—	—
Outstanding at June 30, 2009	3,745	$5.78	7.26	$1,084
Exercisable at June 30, 2009	1,998	$7.32	5.54	$95

The weighted-average fair value of options granted to employees on the date of the grant for the three months ended June 30, 2009 was $1.35 and for the six months ended June 30, 2009 was $1.36 per share.

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

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	180	1.44	$432
Awarded	183	—	—
Released	(6)	—	—
Forfeited or expired	(6)	—	—
Outstanding at June 30, 2009	351	1.44	$1,257

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

Stock-Based Compensation

The following table summarizes the impact of SFAS 123(R) for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase plan based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Employee stock-based compensation in:
Cost of revenue	$104	$111	$193	$218
Research and product development expense	258	329	481	625
Sales and marketing expense	247	221	444	408
General and administrative expense	282	237	516	469
Total SFAS 123(R) stock-based compensation in operating expenses	787	787	1,441	1,502
Total SFAS 123(R) stock-based compensation	$891	$898	$1,634	$1,720

As of June 30, 2009, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $3.8 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Risk-free interest rate	2.93%	3.3%	2.87%	3.3%
Expected term (years)	4.9	4.9	4.9	4.9
Dividend yield	0%	0%	0%	0%
Expected volatility	57%	59%	57%	60%

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

9.        Restructuring

On May 7, 2009, the Company implemented a reduction-in-force that resulted in the termination of approximately 10% of its work-force. Affected employees were notified on May 7, 2009, and the Company, substantially completed the reduction-in-force by the end of the second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in light of the current economic and operating environment.

During the quarter ended June 30, 2009, the Company recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. A summary of the Company’s accrued restructuring expenses is as follows for the six months ended June 30, 2009 (in thousands):

June 30, 2009
Balance January 1, 2009	$—
Severance related expenses accrued	213
Severance related expenses paid	(191)
Balance June 30, 2009	$22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market. As of June 30, 2009, we had shipped our BLC platform to over 300 service provider customers.

From our inception through June 30, 2009, we have incurred cumulative net losses of approximately $132.0 million. We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006, September 24, 2006, and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the first, second and third quarters of fiscal 2008 and for fiscal 2008 as a whole. We do not believe that our return to profitability in the fourth quarter of fiscal 2008 is indicative of future quarterly performance. In the second quarter of 2009, we continued to experience a slowdown in bookings and delays in customer projects. We believe this condition reflects the macroeconomic weakness as well as the timing effects of the government stimulus programs. We expect the uncertainty surrounding the stimulus funds will resolve itself through the year, however in the short term it will continue to affect our customer bookings activity level.

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

Results of Operations

Three-months ended June 30, 2009 and 2008

Revenue (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Revenue	$21,028	$22,826	$(1,798)	(8)%

Our revenue is principally comprised of our BLC 6000 series system product line, ONTs, cabinets and related accessories.  Revenue decreased by $1.8 million or 8% to $21.0 million for the three months ended June 30, 2009 as compared to revenue of $22.8 million for the three months ended June 30, 2008. We recognized approximately $2.8 million of revenue during the quarter associated with RUS contracts based on customer acceptance rather than receipt of final cash payment.  We believe the decrease in revenue was primarily due to the global economic recession and credit contraction and a continued delay in customer purchase decisions as they evaluate the timing and availability of potential government broadband stimulus funds.  We expect the uncertainty surrounding the stimulus funds will resolve itself through the year, as more details become available, however, in the short term we expect it will continue to affect our customer bookings activity level.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Cost of revenue	$13,000	$12,731	$269	2%
Gross margin	$8,028	$10,095	$(2,067)	(20)%
Gross margin percentage	38%	44%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty provision, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. The increase in cost of revenue during the three months ended June 30, 2009 was primarily attributable due to a shift to lower margin products. Cost of revenue in the quarter ended June 30, 2008 benefited from a one time reversal of a warranty provision of $0.3 million.

Gross margin decreased to 38% of revenue for the three months ended June 30, 2009 compared to gross margin of 44% for the three months ended June 30, 2008. The decrease in the gross margin is primarily due to a shift in mix toward lower margin products. Gross margin in the quarter ended June 30, 2008 benefited from a one time reversal of a warranty provision of $0.3 million.

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

Research and product- development expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Research and product-development	$4,035	$4,774	$(739)	(15)%
Research and product-development as a percentage of revenue	19%	21%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses decreased by $0.7 million or 15% to $4.0 million for the three months ended June 30, 2009 as compared to $4.7 million for the three months ended June 30, 2008. The decrease in research and product-development expenses was primarily attributable to lower personnel related costs including lower costs related to reduction in force and decreased development expenses attributable to our Gigabit Passive Optical Networks (“GPON”) product, which was completed in June 2008.

We anticipate that the research and product-development expenses may increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Sales and marketing	$4,364	$5,105	$(741)	(15)%
Sales and marketing as a percentage of revenue	21%	22%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses decreased by $0.7 million or 15% to $4.4 million for the three months ended June 30, 2009 as compared to $5.1 million for the three months ended June 30, 2008. The decrease was primarily attributed to the reduction in force, lower commission and lower marketing event expenses. We currently expect sales and marketing expenses to be largely consistent with current expense levels, but may vary with levels of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

General and administrative	$2,053	$3,080	$(1,027)	(33)%
General and administrative as a percentage of revenue	10%	13%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $1.0 million or 33% to $2.1 million for the three months ended June 30, 2009 as compared to $3.1 million for the three months ended June 30, 2008.  General and administrative expenses decreased primarily due to lower temporary labor, consultant expenses, lower legal fees due to insurance reimbursements, lower professional fees and lower personnel related costs.

We currently expect general and administrative expenses to be consistent with current expense levels but may vary depending on the timing and the amount of legal fees incurred and insurance reimbursements.

Restructuring charges

On May 7, 2009, we implemented a reduction-in-force that resulted in the termination of approximately 10% of our work force. Affected employees were notified on May 7, 2009, and we, substantially completed the reduction-in-force by the end of second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in  light of the current economic and operating environment.

During the quarter ended June 30, 2009, we recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force.

Stock-based compensation (in thousands)

	Three Months Ended
	June 30, 2009	June 30, 2008

Cost of sales	$104	$111
Research and development	258	329
Sales and marketing	247	221
General and administrative	282	237
Total stock-based compensation	$891	$898

Stock-based compensation expense decreased slightly by approximately $7,000 or 1% to $891,000 for the three months ended June 30, 2009 as compared to approximately $898,000 for the three months ended June 30, 2008. This decrease is primarily attributable to an increase in the estimated forfeiture rate used in our stock-based compensation expense calculation offset by an increase in the grant of additional options and awards.

We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Interest income	$94	$299	$(205)	(69)%
Interest expense	(3)	(24)	21	88%
Total interest income (expense), net	$91	$275	$(184)	(67)%

Interest income, net decreased by $184,000 or 67% to $91,000 for the three months ended June 30, 2009, as compared to $275,000 for the three months ended June 30, 2008. The decrease in interest income was primarily attributable to lower cash balances and lower interest rates.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the three months ended June 30, 2009 and June 30, 2008, we recorded a tax benefit of $27,000 and an income tax expense of $22,000 respectively, for federal and state income taxes. The benefit was related primarily to the federal refundable research and development credit.

Six months ended June 30, 2009 and June 30, 2008

Revenue (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Revenue	$40,447	$42,479	$(2,032)	(5)%

Revenue decreased by $2.0 million or 5% to $40.5 million for the six months ended June 30, 2009 as compared to revenue of $42.5 million for the six months ended June 30, 2008. We recognized approximately $4.2 million of revenue during the six months ended June 30, 2009 associated with RUS contracts based on customer acceptance rather than receipt of final cash payment. Revenue during the six months ended June 30, 2008, included approximately $1.0 million derived from final one-time purchases of BPON products by former Terawave customers.

In the first half of 2009, we continued to experience a slow down in customer bookings activity.  We believe the decrease in revenue was primarily due to the global economic recession and credit contraction as well as delays in customer purchase decisions as they evaluate the timing and availability of the potential government broadband stimulus funds. We expect the uncertainty surrounding the stimulus funds will resolve itself through the year, as more details become available; however, in the short term, we expect it will continue to affect our customer bookings activity level.

Cost of revenue and gross margin (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Cost of revenue	$24,245	$23,951	$294	1%
Gross margin	$16,202	$18,528	$(2,326)	(13)%
Gross margin percentage	40%	44%

Cost of revenue increased by $0.3 million or 1% to $24.3 million for the six months ended June 30, 2009 as compared to $24.0 million for the six months ended June 30, 2008. The increase in cost of revenue during the six months ended June 30, 2009 was primarily attributable due to a shift in mix towards lower margin products. Cost of revenue in the quarter ended June 30, 2008 benefited from a one time reversal of a warranty provision of $0.3 million.

Gross margin decreased to 40% of revenue in the six months ended June 30, 2009 compared to gross margin of 44% of revenue for the six months ended June 30, 2008. The decrease in gross margin for the six months ended June 30, 2009 was primarily the result of shift in mix towards lower margin products. Gross margin in the quarter ended June 30, 2008 benefited from a one time reversal of a warranty provision of $0.3 million.

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

Research and product-development expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Research and product-development	$8,424	$9,333	$(909)	(10)%
Research and product-development as a percentage of revenue	21%	22%

Research and product-development expenses decreased by $0.9 million or 10% to $8.4 million for the six months ended June 30, 2009 as compared to $9.3 million for the six months ended June 30, 2008. The decrease in research and product-development expenses was primarily due to decreased development expenses attributable to our Gigabit Passive Optical Networks (“GPON”) product, which was completed in June 2008.

We anticipate that the research and product-development expenses may increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Sales and marketing	$8,945	$10,083	$(1,138)	(11)%
Sales and marketing as a percentage of revenue	22%	24%

Sales and marketing expenses decreased by $1.1 million or 11% to $9.0 million for the six months ended June 30, 2009 as compared to $10.1 million for the six months ended June 30, 2008. This decrease was primarily due to lower commissions due to the slow down in bookings activity. We currently expect sales and marketing expenses to be largely consistent with current expense levels, but may vary with levels of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

General and administrative	$4,419	$6,203	$(1,784)	(29)%
General and administrative as a percentage of revenue	11%	15%

General and administrative expenses decreased by $1.8 million or 29% to $4.4 million for the six months ended June 30, 2009 as compared to $6.2 million for the six months ended June 30, 2008. General and administrative expenses decreased primarily due to lower temporary labor, consultant expenses, lower professional fees and lower personnel related costs.

We currently expect general and administrative expenses to be consistent with current expense levels but may vary depending on the timing and the amount of legal fees incurred and insurance reimbursements.

Restructuring charges

On May 7, 2009, we implemented a reduction-in-force that resulted in the termination of approximately 10% of our work-force. Affected employees were notified on May 7, 2009, and we, substantially completed the reduction-in-force during the second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in light of the current economic and operating environment. During the quarter ended June 30, 2009, we recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction in force.

Stock-based compensation (in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008

Cost of revenue	$193	$218
Research and development	481	625
Sales and marketing	444	408
General and administrative	516	469
Total stock-based compensation	$1,634	$1,720

Stock-based compensation expenses decreased by approximately $86,000 or 5% to $1.6 million for the six months ended June 30, 2009 as compared to approximately $1.7 million for the six months ended June 30, 2008. This decrease was primarily attributable to an increase in the estimated forfeiture rate used in our stock-based compensation expense calculation offset by an increase in the grant of additional options and awards.

We anticipate that the stock-based compensation expense calculated under SFAS No. 123(R) will continue to have a material effect on our consolidated statement of operations.

Other income (expense), net

Other income, net was $0.1 million for the six months ended June 30, 2009 as compared to other expense, net of $0.7 million for the six months ended June 30, 2008. During the period ended March, 31, 2008, we wrote-off an intangible for technology developed for Metro-Ethernet/Telemetry technology of $0.8 million and its related inventory of approximately $0.2 million. As part of the purchase of certain assets of Terawave Communications, Inc. on October 25, 2007, we acquired the intangible and the related inventory. Subsequent to the date of the asset purchase we had sought potential buyers for the Metro-Ethernet/Telemetry technology to recover cash paid for the assets. However, by March 31, 2008, we decided to terminate efforts to sell the Metro-Ethernet/Telemetry technology and to focus instead on bringing to market GPON technology. Other income of $0.3 million represents payments received that pertained to accounts receivable that were acquired as part of the purchase of certain assets of Terawave Communications, Inc. in October 2007. At the date of purchase, the accounts were deemed to be uncollectible and no value was recorded on our books.

Interest income (expense), net (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2009 vs. 2008
	June 30, 2009	June 30, 2008	Amount	Percentage

Interest income	$240	$692	$(452)	(65)%
Interest expense	(4)	(57)	53	93%
Total interest income (expense), net	$236	$635	$(399)	(63)%

Interest income and expense, net decreased by $0.4 million or 63% to $0.2 million for the six months ended June 30, 2009, as compared to $0.6 million for the six months ended June 30, 2008. The decrease in interest income was primarily attributable to lower cash balances and lower interest rates.

Income tax expense

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the six months ended June 30, 2009 and 2008, we recorded a tax benefit of $14,000 and an income tax expense of $41,000 respectively, for federal and state income taxes. The benefit was related primarily to the federal refundable research and development credit.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $33.5 million, restricted cash of $9.7 million, stockholders’ equity of $53.7 million, and working capital of $45.5 million, compared with cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders’ equity of $57.2 million, and working capital of $48.0 million as of December 31, 2008. The decrease in restricted cash at June 30, 2009, was related to performance bonds required for our Rural Utilities Service, or RUS 397 contracts.

Net cash used in operating activities for the six months ended June 30, 2009, was $0.8 million compared to $5.3 million during the same period ended 2008. The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, impairment of intangibles related to developed technology and customer relationships, accounts receivable reserves and inventory reserves resulted in an outflow of $2.6 million in the 2009 period, compared to an outflow of $2.2 million in the six months ended June 30, 2008. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $2.8 million and an increase in accounts payable of $1.9 million.  The decrease in accounts receivable was primarily a result of cash receipts in excess of shipments. The net impact of the changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $1.8 million in the six months ended June 30, 2009 compared to a cash outflow of $3.1 million in the six months ended June 30, 2008.

Net cash provided by investing activities for the six months ended June 30, 2009, was $3.6 million compared to $11.9 million used in investing activities, during the same period ended June 30, 2008. Cash provided by investing activities for the six months ended June 30, 2009, was primarily due to net decrease of $4.0 million in restricted cash, the result of net cash released of $2.9 million in connection with our RUS contract performance bonds and a reduction of performance bond collateral of $1.1million. This cash inflow was partially offset by $0.5 million for purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2008, was primarily due to an increase of $7.9 million in restricted cash related to performance bonds required in connection with our RUS contracts and $4.0 million for purchases of property and equipment of which $3.1 million was for our facility in Fremont, California.

Net cash provided by financing activities for the six months ended June 30, 2009 was $345,000 compared to $12,000 used in financing activities for the same period in 2008. Cash provided by financing activities for the six months ended June 30, 2009, was mainly due to proceeds from the sale of common stock under the ESPP of $355,000, which was offset by the payment of approximately $10,000 for capital lease obligations for the six months ended June 30, 2009, as compared to the exercise of stock options of $65,000 offset by payments of payroll taxes for vested restricted stock units of $68,000, and payments of capital lease obligations of $9,000 for office equipment for the same period of 2008.

Working Capital

Working capital decreased to $45.5 million as of June 30, 2009 compared to $48.0 million as of December 31, 2008.

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases, our commitment under capital leases, our commitment under fixed assets and licensing agreements as of June 30, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$10,097	$10,097	$—	$—	$—
Operating leases	$7,638	$721	$4,407	$2,182	$328
Capital leases	$60	$14	$46	$—	$—
Licensing agreements	$205	$70	$135	$—	$—

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

The unrecognized tax liability of approximately $8.1 million related to unrecognized tax benefits is not included in the table above due to the significant tax net loss and research tax credit carry forward position of the Company. If some or all of the unrecognized tax benefit liability became a recognized tax liability, it would result in reduction of these net operating losses and tax credits and would not result in the use of cash to satisfy the tax liability.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2009, we did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of June 30, 2009, we had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $165,842. As of June 30, 2009, we had reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $213,203.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations, and cash flows.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The above staff positions did not have a material impact on our financial position, results of operations, and cash flows.

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

ITEM 4.                        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2009, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, the same material weakness that was previously reported as of December 31, 2007 continued to exist with respect to revenue recognition policies and procedures. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A “material weakness” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

(b)  Changes in Internal Control Over Financial Reporting

Changes in Internal Controls in the Current Fiscal Quarter:

In the second quarter of fiscal 2009, while there were no changes that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, we enhanced the design and improved the operating effectiveness of internal controls in the revenue process. Specifically, we provided for a more comprehensive process related to the issuance of and approval requirements for credit memos. We also improved consistency in the documentation and retention of written approvals of special pricing terms.

Changes in Internal Controls in Prior Fiscal Quarters:

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

In the first quarter of fiscal 2009, we implemented control changes in our order management group to address identified control deficiencies relating to segregation of duties.  Specifically, we limited individual system access in an effort to ensure that no single individual had the ability to book, invoice, and ship orders.

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

✓

Implemented as of December 31, 2008
•

implement formal training, which would include a signed acknowledgement of all attendees certifying that they have attended and understood the topics covered, from all finance, executive, sales, and sales administration personnel, to ensure they understand that certain terms impact revenue recognition, as well as understand how to document and receive approval for such terms, as well as report them to finance;

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

✓

•

standardize language on each customer’s quote and invoice, as well as on the standard terms and conditions, stating that only those terms listed by the customer on its purchase order will be deemed part of the final agreement; and

✓

•

establish a central, virtual repository for all documentation relating to a transaction, including quotes, emails, letters of intent, volume pricing agreements, special pricing approval forms, and all other transaction documents, which are uploaded by sales and sales administration personnel

✓

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We believe that over three hundred other companies have been named in more than one thousand similar lawsuits that have been filed by some of the same plaintiffs’ law firms. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement. The settlement has been preliminarily approved including class certification by the Court and the Court has scheduled September 10, 2009 as the date for final review.

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

Due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accruals related to the demand letters or Section 16(b) litigation because we expect any resulting resolution to be covered by our insurance policies.

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

Fairpoint Communications has publicly reported certain financial difficulties that it has encountered related to the Northern New England network.  If Fairpoint Communications cannot successfully resolve these financial issues, it could impact the timing and amount of orders we may receive from them as well as the timing and amount of any revenue we might recognize related to such orders.

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

•                  our ability to achieve targeted cost reductions;

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

We have incurred significant losses since our inception.  As of June 30, 2009, we had an accumulated deficit of $132.0 million.  We incurred substantial losses in 2008.  We expect to continue to incur losses in 2009.  We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future.  We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008.  We do not believe our results of operations in the quarter ended December 31, 2008 are indicative of our expected results in future near term quarters.  Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

In connection with the 2007 audit committee review of our revenue recognition practices and our resulting financial restatement, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements.  Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition.  Since the restatement was completed in October 2007, we have implemented new processes and procedures to improve our internal controls and have expanded our finance and accounting staff.  Nevertheless, as of June 30, 2009, our chief executive officer and chief financial officer determined that our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.  Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

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

We were required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2008.  We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act.  Our management and independent registered public accounting firm concluded that we did not maintain effective control over financial reporting as of December 31, 2008 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In this Quarterly Report on Form 10-Q, our management again concluded that we did not maintain effective internal controls as of June 30, 2009.  We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Value added resellers, or VARs, account for a substantial portion of our revenue in a quarter.  Some of these VARs are not well capitalized, making collection of receivables from them uncertain.  In addition, in certain instances, we are limited in our ability to evaluate the creditworthiness of direct customers who decline to provide us with financial information.  In 2007, in connection with the restatement of our consolidated financial statements, we adopted a revenue recognition policy that we would not recognize revenue from those resellers who lacked an independent ability to pay us until we received cash payment.  Sales to VARs for whom we are not able to recognize revenue until we receive cash payment are reflected as deferred revenue.  Any material collection issues we may experience with these resellers or direct customers could have an adverse impact on our business, operating results, or financial condition and could result in increases in bad debt expense or collection costs, inventory impairments, or adjustments to our reported revenues or deferred revenues.  Any of these could result in a decline in our stock price.

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

Based on current tax law, we believe we have certain net operating loss carryforwards, or NOLs, for U.S. federal and state income tax purposes to offset future taxable income.  As of June 30, 2009, we had incurred significant losses in the United States.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period.  In the event of an ownership change, Section 382 imposes an annual limitation, based upon our value at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs.  Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation might also be harmed. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

As of June 30, 2009, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 29.0% of our outstanding common stock, of this 27.3% is collectively owned by investment funds affiliated with U.S. Venture

Partners and Norwest Venture Partners.  Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam.  These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

•                  general market volatility;

•                  lack of capital to invest in Occam;

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

None.

ITEM 3.                                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Occam Networks, Inc. was held on May 7, 2009. At the Annual Meeting, our stockholders approved the following matters with the respective vote counts indicated:

1) Election of Directors:

Total Shares Voted

Name	For	Withheld
Robert L. Howard-Anderson	15,484,644	599,609
Steven M. Krausz	15,514,379	569,874
Thomas E. Pardun	14,944,735	1,139,518
Robert B. Abbott	15,523,293	560,960
Robert E. Bylin	14,010,220	2,074,033
Albert J. Moyer	14,937,297	1,146,956
Brian H. Strom	14,010,220	2,074,033

2) Approval of the amendment and restatement of the 2006 Equity Incentive Plan:

	For	Against	Abstain	Broker Non-Votes
Total Shares Voted	8,709,568	1,961,189	12,147	5,401,349

3) Ratification of the appointment of SingerLewak, LLP as independent registered public accounting firm for the 2009 fiscal year:

	For	Against	Abstain
Total Shares Voted	15,070,672	804,575	209,006

ITEM 5.                                           OTHER INFORMATION

None

ITEM 6.                                           EXHIBITS

Exhibit Number	Exhibit Title
10.1

2006 Equity Incentive Plan, as amended on April 1, 2009 (incorporated by reference to the Exhibit of the same number in the Registrant’s Registration Statement on Form S-8 filed on May 11, 2009 (File No. 333-159124).

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

Dated: August 7, 2009	OCCAM NETWORKS, INC.

(Registrant)

	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1

2006 Equity Incentive Plan, as amended on April 1, 2009 (incorporated by reference to the Exhibit of the same number in the Registrant’s Registration Statement on Form S-8 filed on May 11, 2009 (File No. 333-159124).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.