Form 10-Q
period 2009-09-30
OCCAM NETWORKS INC/DE
filed 2009-11-06
CIK 1108185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, the number of shares outstanding of the registrant’s common stock was 20,507,665 shares.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2009	2008 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,843	$30,368
Restricted cash	6,259	13,771
Accounts receivable, net	16,142	17,391
Inventories	10,173	16,761
Prepaid and other current assets	1,542	3,290
Total current assets	72,959	81,581
Property and equipment, net	9,111	10,834
Intangibles, net	180	251
Other assets	106	68
Total assets	$82,356	$92,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,141	$6,911
Accrued liabilities	8,514	8,687
Deferred revenue	12,197	17,612
Deferred rent	361	394
Capital lease obligations	25	24
Total current liabilities	28,238	33,628
Deferred rent, net of current portion	1,681	1,892
Capital lease obligations, net of current portion	25	43
Total liabilities	29,944	35,563
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 20,496,347 shares issued and outstanding at September 30, 2009 and 20,268,488 December 31, 2008, respectively.	289	289
Additional paid-in capital	186,726	183,409
Accumulated deficit	(134,603)	(126,527)
Total stockholders’ equity	52,412	57,171
Total liabilities and stockholders’ equity	$82,356	$92,734

*               Derived from audited consolidated financial statements included in its Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$21,673	$25,131	$62,120	$67,610
Cost of revenue	12,725	14,380	36,970	38,331
Gross margin	8,948	10,751	25,150	29,279
Operating expenses:
Research and product-development	3,762	5,004	12,186	14,337
Sales and marketing	4,459	4,677	13,404	14,760
General and administrative	1,760	2,050	6,179	8,253
Restructuring charges	—	—	213	—
Loss on litigation settlement	1,700	—	1,700	—
Total operating expenses	11,681	11,731	33,682	37,350
Loss from operations	(2,733)	(980)	(8,532)	(8,071)
Other income (expense), net	43	—	147	(702)
Interest income (expense), net	38	250	274	885
Loss before benefit from income taxes	(2,652)	(730)	(8,111)	(7,888)
Benefit from income taxes	(21)	(71)	(35)	(30)
Net loss	$(2,631)	$(659)	$(8,076)	$(7,858)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.03)	$(0.40)	$(0.40)
Weighted average shares attributable to common stockholders:
Basic and diluted	20,273	19,894	20,214	19,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008*

Operating activities
Net loss	$(8,076)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,685	2,348
Depreciation and amortization	2,501	2,354
Impairment of intangibles	—	981
Accounts receivable reserves	176	(110)
Inventory reserves	160	(3)
Loss from disposal of property and equipment	—	26
Changes in operating assets and liabilities:
Accounts receivable	1,073	(3,457)
Inventories	6,428	(5,785)
Prepaid expenses and other current assets	1,710	(1,113)
Accounts payable	230	(256)
Accrued expenses	(173)	664
Deferred revenue	(5,415)	3,436
Deferred rent	(244)	825
Net cash provided by (used in) operating activities	1,055	(7,948)
Investing activities
Decrease (increase) in restricted cash	7,512	(3,806)
Net purchases of property and equipment	(707)	(4,438)
Purchase of intangibles	—	(160)
Net cash provided by (used in) investing activities	6,805	(8,404)
Financing activities
Exercise of stock options	61	69
Payments of payroll taxes for vested restricted stock units	—	(68)
Capital lease obligations	(17)	9
Proceeds from employee stock purchase plan	571	587
Net cash provided by financing activities	615	597
Net increase (decrease) in cash and cash equivalents	8,475	(15,755)
Cash and cash equivalents, beginning of period	30,368	37,637
Cash and cash equivalents, end of period	$38,843	$21,882
Supplemental disclosure of cash flow information:
Income taxes paid	$202	$40
Interest paid	$4	$35

*               Certain amounts have been reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Occam Networks, Inc. (“Occam,” the “Company,” “we” or “us”) develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  The Company’s core product line is the Broadband Loop Carrier (BLC), an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services.    The Company also offers a family of Optical Network Terminals (ONTs) for fiber optic networks, remote terminal cabinets, and professional services.

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and its cash flow for the nine months ended September 30, 2009 and 2008.

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

The Company sells hardware products that contain embedded operating system software, which the Company has determined are “incidental” to the hardware products.  Revenue is recognized for these products under SAB 104.  The Company has one minor software network management product which is a stand alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial.

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until customer acceptance, however the Company waited for final cash payment on these contracts before recognizing revenue. Effective January 1, 2009 based on this historical experience, the Company has determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met. As a result the Company recognized approximately $3.9 million for the three months ended September 30, 2009 and $4.6 million in revenue for the nine months ended September 30, 2009 based on customer acceptance, not final cash payment. We believe the impact of this determination on any annual period is not material.

We warrant our products for periods up to five years and record an estimated warranty accrual when shipped.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.

2.    Fair Value Measurements

Effective January 1, 2008, the Company adopted the authoritative guidance on fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with this guidance, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At September 30, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $33.8 million at September 30, 2009.

Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$682	$495
Work-in-process	32	4
Finished goods (1)	9,459	16,262
	$10,173	$16,761

(1)

$6.4 million and $8.1 million of finished goods inventory were shipped to customers as of September 30, 2009 and December 31, 2008, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

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

In June 2008, we determined the intangible for customer relationships to be fully impaired and wrote-off the remaining unamortized balance of approximately $37,000. Valuation for the intangible was based on estimated Broadband Passive Optical Network (“BPON”) revenues through 2009 from certain customers of Terawave Communications, Inc. With final shipments of our last-time-buy promotion of BPON products to former Terawave customers during the period ended September 30, 2008, these customer relationships ceased to have future value for the Company.

5.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net loss attributable to common stockholders	$(2,631)	$(659)	$(8,076)	$(7,858)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	20,273	19,894	20,214	19,826
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—
Shares used in computation of diluted net income (loss) per share	20,273	19,894	20,214	19,826
Basic and diluted net loss per share	$(0. 13)	$(0.03)	$(0.40)	$(0. 40)

Basic and diluted net loss per share are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average common stock equivalent from stock options that were excluded from the shares used in computing diluted net loss per share for the three months ended September 30, 2009 and September 30, 2008, amounted to approximately 3.5 million and 2.7 million shares, respectively, and for the nine months ended September 30, 2009 and September 30, 2008, amounted to approximately 3.3 million and 2.5 million shares, respectively.

6.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense was $0.3 million for both the three months ended September 30, 2009 and September 30, 2008, and $0.9 million and $1.0 million, for the nine months ended September 30, 2009 and September 30, 2008 respectively.

Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2009	329
Fiscal year ending December 31,
2010	1,447
2011	1,469
2012	1,505
2013	1,543
2014	639
Thereafter	328
Total Minimum Lease Payments	$7,260

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred royalty expense of $63,000 and $95,000 for the three months ended September 30, 2009 and September 30, 2008, respectively. The Company incurred $171,000 and $241,000 in royalty expenses for the nine months ended September 30 2009 and September 30, 2008, respectively.

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

On September 10, 2009 we announced that we and all but one defendant had entered into a memorandum of understanding to settle and resolve this stockholder class action lawsuit filed on April 26th, 2007. On November 2, 2009 all parties including all defendants filed a binding Stipulation Agreement with the court and the court will enter a preliminary ruling on November 9, 2009. The total settlement amount of $13.9 million has been agreed by all parties. We have agreed to contribute $1.7 million with the balance to come from the Company’s insurers and all other defendants. We have recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009. The class action settlement is subject to preliminary and following notice to class members, final approval by the court.

Failure to achieve final approval of the settlement could result in recommencement of the litigation.  If so, failure by the Company to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement. The settlement has been approved including class certification by the Court on October 5, 2009 subject to a thirty day period required for filing of any appeals to the Court’s ruling which appeal period ends November 5, 2009. Prior to November 5, 2009 two appeals have been filed objecting the Court’s approval of the settlement and on October 26, 2009 certain individuals who objected to the Court’s October 5, 2009 Opinion and Order have requested permission to file an appeal in that the Court abused it’s discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. The Court has not ruled on this request to date. The time to appeal has been stayed thirty (30) days from the date the Court files its final judgment which judgment is expected to be filed the week of November 9, 2009.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal. Currently the Underwriters Reply in Support of their Cross-Appeal must be filed by November 17, 2009. Oral argument will be heard thereafter.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2009, the Company did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of September 30, 2009, the Company had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $176,460. As of September 30, 2009, the Company had also reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $240,050.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At September 30, 2009, open purchase orders with contract manufacturers were $19.9 million.

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Balance at beginning of period	$4,239	$3,710	$4,326	$3,470
Accruals for warranty during the period	615	625	1,642	1,576
Warranty utilization	(435)	(459)	(1,549)	(1,170)
Balance at end of period	$4,419	$3,876	$4,419	$3,876

7.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	September 30, 2009	December 31, 2008
Warranty accruals	$4,419	$4,326
Payroll, paid time off and related accruals	1,489	2,727
Commissions	186	316
Royalty accruals	36	41
Accrual on legal settlement	1,700	—
Other accruals	684	1,277
Total	$8,514	$8,687

8.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Stock-Based Compensation

Stock option activity, under the Company’s stock option plan for the nine months ended September 30, 2009 is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,015	$6.71	7.11	$15
Granted	1,269			—
Exercised	(18)			—
Forfeited or expired	(296)			—
Outstanding at September 30, 2009	3,970	$5.64	7.35	$1,308
Exercisable at September 30, 2009	2,029	$7.40	5.58	$179

Included in the preceding table are options for 312,000 common shares granted to our officers and certain employees at exercise price of $3.76 that will become exercisable upon the achievement of certain performance criteria and the confirmation of such achievement by the Company’s audit committee upon its approval of the Company’s audited financial statements for fiscal year 2009. The fair value of these performance based options was $1.82.

The weighted-average fair value of options granted to employees on the date of the grant for the three months ended September 30, 2009 was $1.90 and for the nine months ended September 30, 2009 was $1.37 per share.

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

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	180	1.44	$432
Awarded	252	—	—
Released	(6)	—	—
Forfeited or expired	(8)	—	—
Outstanding at September 30, 2009	418	1.06	$1,547

Included in the preceding table are restricted stock units of 69,000 common shares granted to our officers and certain employees that will become exercisable upon the achievement of certain performance criteria and the confirmation of such achievement by the Company’s audit committee upon its approval of the Company’s audited financial statements for fiscal year 2009. The market value of these performance based units on the date of the grant was $3.32.

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to our 2006 Employee Stock Purchase Plan ~~(~~or the ~~“~~ESPP~~”)~~. The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. In connection with the ESPP, 126,582 shares were issued on February 17, 2009 and 77,588 shares were issued on August 17, 2009. Both of these ESPP issuances were at a purchase price of $2.80.

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

Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase plan based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Employee stock-based compensation in:
Cost of revenue	$133	$72	$326	$290
Research and product development expense	297	243	778	868
Sales and marketing expense	248	149	692	557
General and administrative expense	373	164	889	633
Total stock-based compensation in operating expenses	918	556	2,359	2,058
Total stock-based compensation	$1,051	$628	$2,685	$2,348

As of September 30, 2009, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $3.2 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months. The stock-based compensation expense included $0.3 million related to the performance based equity incentive awards, granted during this quarter.

Upon adoption of the FASB Accounting Standard Codification Topic 718, stock-based compensation, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Risk-free interest rate	2.41%	3.3%	2.87%	3.2%
Expected term (years)	4.9	4.9	4.9	4.9
Dividend yield	0%	0%	0%	0%
Expected volatility	54%-57%	59%	54%-57%	59%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future volatility. We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration of our industry peers of similar size with similar option vesting periods. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. FASB Accounting Standard Codification Topic 718, stock-based compensation, also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

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

During the quarter ended June 30, 2009, the Company recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. A summary of the Company’s accrued restructuring expenses is as follows for the nine months ended September 30, 2009 (in thousands):

September 30, 2009
Balance January 1, 2009	$—
Severance related expenses accrued	213
Severance related expenses paid	(213)
Balance September 30, 2009	$—

10.          Subsequent Event: Bankruptcy of FairPoint Communications, Inc.

On October 26, 2009, FairPoint Communications, Inc. filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint’s plan is to restructure its debt and continue day to day operations under court supervision.  The Company has deferred approximately $1.3 million, of revenue and related cost of revenue for the quarter ended September 30, 2009, for which cash has not been collected. As of October 26, 2009 the Company had an outstanding receivable balance of approximately $1.7 million.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks. Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV. Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption. In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings. We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the incumbent local exchange providers, or ILECs, segment of the telecom service provider market. As of September 30, 2009, we had shipped our BLC platform to over 300 service provider customers.

From our inception through September 30, 2009, we have incurred cumulative net losses of approximately $134.6 million. We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006, September 24, 2006, and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the first, second and third quarters of fiscal 2008 and for fiscal 2008 as a whole. We do not believe that our return to profitability in the fourth quarter of fiscal 2008 is indicative of future quarterly performance. During the current quarter, we experienced a resumption in capital spending by some of our customers. However, we cannot predict the continued improvement or timing effects of the government stimulus programs and how they may impact our future booking activity level.

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

Results of Operations

Three-months ended September 30, 2009 and 2008

Revenue (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Revenue	$21,673	$25,131	$(3,458)	(14)%

Our revenue is principally comprised of our BLC 6000 series system product line, ONTs, cabinets and related accessories.  Revenue decreased by $3.5 million or 14% to $21.6 million for the three months ended September 30, 2009 as compared to revenue of $25.1 million for the three months ended September 30, 2008. Revenue during the quarter includes the impact of a deferral of $1.3 million related to FairPoint. We recognized approximately $3.9 million of revenue during the quarter associated with RUS contracts based on customer acceptance rather than receipt of final cash payment. We believe the decrease in revenue was primarily due to the global economic recession and credit contraction and a continued delay in customer purchase decisions as they evaluate the timing and availability of potential government broadband stimulus funds.  We expect some of the uncertainty surrounding the stimulus funds will resolve itself through the next several quarters, as the initial stimulus fund awards are expected to be announced commencing in December 2009.  In the short term we expect that booking activity may vary depending on our customer’s ability to make capital investments using their own funds, access to credit facilities or other loan program funds.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Cost of revenue	$12,725	$14,380	$(1,655)	(12)%
Gross margin	$8,948	$10,751	$(1,803)	(17)%
Gross margin percentage	41%	43%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty provision, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support. The decrease in cost of revenue during the three months ended September 30, 2009 was primarily attributable due to decreased revenue shipments and sales of our products.

Gross margin was 41% of revenue for the three months ended September 30, 2009 and 43% of revenue for the three months ended September 30, 2008. The decrease in the gross margin was attributable to a higher percentage of product mix in ONTs with lower margin than other products.

We expect that our gross margin will vary from quarter-to-quarter due in part to product mix, average selling price changes and manufacturing cost changes.  To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin. Additionally, as we introduce new products into the market, we anticipate our gross margin may fluctuate as a function of our product mix

Research and product- development expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Research and product-development	$3,762	$5,004	$(1,242)	(25)%
Research and product-development as a percentage of revenue	17%	20%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses decreased by $1.2 million or 25% to $3.8 million for the three months ended September 30, 2009 as compared to $5.0 million for the three months ended September 30, 2008. The decrease in research and product-development expenses was primarily attributable to lower compensation expense attributed to a reduction in work force and decreased development expenses attributable to our Gigabit Passive Optical Networks (“GPON”) product, which was completed in June 2008.

We anticipate that the research and product-development expenses may increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Sales and marketing	$4,459	$4,677	$(218)	(5)%
Sales and marketing as a percentage of revenue	21%	19%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses decreased by $0.2 million or 5% to $4.5 million for the three months ended September 30, 2009 as compared to $4.7 million for the three months ended September 30, 2008. The decrease was primarily attributed to lower commission expense, lower compensation expense attributed to a reduction in force, and lower contractor expense, offset by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards. We currently expect sales and marketing expenses to be largely consistent with current expense levels, but may vary with levels of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

General and administrative	$1,760	$2,050	$(290)	(14)%
General and administrative as a percentage of revenue	8%	8%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $0.3 million or 14% to $1.8 million for the three months ended September 30, 2009 as compared to $2.1 million for the three months ended September 30, 2008. General and administrative expenses decreased primarily due to lower legal fees due to insurance reimbursements, lower consultant expense offset by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.

We currently expect general and administrative expenses to be consistent with current expense levels but may vary depending on the timing and the amount of legal fees incurred and insurance reimbursements.

Loss on litigation settlement

On September 10, 2009 we announced that we and all but one defendant had entered into a memorandum of understanding regarding the settlement of the April 26th, 2007 stockholder class action lawsuit. On November 2, 2009 all parties including all defendants filed a binding Stipulation Agreement with the court and the court will enter a preliminary ruling on November 9, 2009. The total settlement amount of $13.9 million has been agreed by all parties. We have agreed to contribute $1.7 million, with the balance to come from our insurers and all other defendants. During the quarter ended September 30, 2009, we have recorded a charge of $1.7 million associated with this settlement.

Stock-based compensation (in thousands)

	Three Months Ended
	September 30, 2009	September 30, 2008

Cost of sales	$133	$72
Research and development	297	243
Sales and marketing	248	149
General and administrative	373	164
Total stock-based compensation	$1,051	$628

Stock-based compensation expense increased by approximately $423,000 or 67% to $1.1 million for the three months ended September 30, 2009 as compared to approximately $0.6 million for the three months ended September 30, 2008. This increase is primarily attributable to the stock-based compensation expense related to the performance based equity incentive awards granted during the quarter.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Interest income	$38	$254	$(216)	(85)%
Interest expense	—	(4)	4	—%
Total interest income (expense), net	$38	$250	$(212)	(85)%

Interest income, net decreased by $212,000 or 85% to $38,000 for the three months ended September 30, 2009, as compared to $250,000 for the three months ended September 30, 2008. The decrease in interest income was primarily attributable to lower  interest rates.

Income tax benefit

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the three months ended September 30, 2009 and September 30, 2008, we recorded a tax benefit of $21,000 and $71,000, respectively, for federal and state income taxes. The benefit is primarily related to the federal refundable research and development credit.

Subsequent Event: Bankruptcy of FairPoint Communications, Inc.

On October 26, 2009, FairPoint Communications, Inc. filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint’s plan is to restructure its debt and continue day to day operations under court supervision. We have deferred approximately $1.3 million, of revenue and related cost of revenue for the quarter ended September 30, 2009, for which cash has not been collected. As of October 26, 2009, we had an outstanding receivable balance of approximately $1.7 million.

We have reviewed the court filings, consulted with our advisors, and will take all measures necessary to safeguard our rights as unsecured creditors.  We believe we are a critical vendor to FairPoint and anticipate continuing our relationship during the post petition period.  However there are many uncertainties.  We cannot assure that there will not be material adverse impact on our future financial position or results of operations including but not limited to uncollectible accounts receivable and unusable inventory.

Nine months ended September 30, 2009 and September 30, 2008

Revenue (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Revenue	$62,120	$67,610	$(5,490)	(8)%

Revenue decreased by $5.5 million or 8% to $62.1.million for the nine months ended September 30, 2009 as compared to revenue of $67.6 million for the nine months ended September 30, 2008. We recognized approximately $4.6 million of revenue during the nine months ended September 30, 2009 associated with RUS contracts based on customer acceptance rather than receipt of final cash payment. Revenue during the nine months ended September 30, 2009, includes the impact of a deferral of $1.3 million related to FairPoint. Revenue during the nine months ended September 30, 2008, included approximately $1.0 million derived from final one-time purchases of BPON products by former Terawave customers.

During the quarter, we experienced increased bookings which we believe is associated with a resumption in capital spending by some of our customers.  However, beginning with the second quarter of 2008 through the first quarter of 2009, we experienced quarterly decreased bookings which we believe was the result of the macroeconomic condition and the credit contraction as our customers delayed their purchase decisions and as some customers evaluated the timing and availability of the potential government broadband stimulus funds, among other factors. We expect some of the uncertainty surrounding the stimulus funds will resolve itself through the next several quarters, as the initial stimulus fund awards are expected to be announced commencing in December 2009.  In the short term we expect that booking activity may vary depending on our customer’s ability to make capital investments using their own funds, access to credit facilities or other loan program funds.

Cost of revenue and gross margin (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Cost of revenue	$36,970	$38,331	$(1,361)	(4)%
Gross margin	$25,150	$29,279	$(4,129)	(14)%
Gross margin percentage	40%	43%

Cost of revenue decreased by $1.4 million or 4% to $37.0 million for the nine months ended September 30, 2009 as compared to $38.3 million for the nine months ended September 30, 2008. The decrease in cost of revenue during the nine months ended September 30, 2009 was primarily attributable due to decreased revenue shipments and sales of our products. Cost of revenue for the nine months ended September 30, 2008, benefited from a one time reversal of a warranty provision of $0.3 million.

Gross margin decreased to 40% of revenue in the nine months ended September 30, 2009 compared to gross margin of 43% of revenue for the nine months ended September 30, 2008. The decrease in gross margin for the nine months ended September 30, 2009 was primarily the result of product mix with a higher percentage of mix in ONTs with lower margin than other products.

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

Research and product-development expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Research and product-development	$12,186	$14,337	$(2,151)	(15)%
Research and product-development as a percentage of revenue	20%	21%

Research and product-development expenses decreased by $2.2 million or 15% to $12.2 million for the nine months ended September 30, 2009 as compared to $14.3 million for the nine months ended September 30, 2008. The decrease in research and product-development expenses was primarily attributable to lower compensation expense due to a reduction in work force and the reduction of outside services.

We anticipate that the research and product-development expenses may increase in future periods as we continue to make investments in our products and technologies.

Sales and marketing expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Sales and marketing	$13,404	$14,760	$(1,356)	(9)%
Sales and marketing as a percentage of revenue	22%	22%

Sales and marketing expenses decreased by $1.4 million or 9% to $13.4 million for the nine months ended September 30, 2009 as compared to $14.8 million for the nine months ended September 30, 2008. This decrease was primarily due to lower commission expense due to the slow down in bookings activity and lower consultant expense, offset by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.  We currently expect sales and marketing expenses to be largely consistent with current expense levels, but may vary with levels of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

General and administrative	$6,179	$8,253	$(2,074)	(25)%
General and administrative as a percentage of revenue	10%	12%

General and administrative expenses decreased by $2.1 million or 25% to $6.2 million for the nine months ended September 30, 2009 as compared to $8.3 million for the nine months ended September 30, 2008. General and administrative expenses decreased primarily due to lower consultant expense, lower compensation expense and lower professional fees offset by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.

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

Loss on litigation settlement

On September 10, 2009 we announced that we and all but one defendant had entered into a memorandum of understanding regarding the settlement of the April 26th, 2007 stockholder class action lawsuit. On November 2, 2009 all parties including all defendants filed a binding Stipulation Agreement with the court and the court will enter a preliminary ruling on November 9, 2009. The total settlement amount of $13.9 million has been agreed by all parties. We have agreed to contribute $1.7 million, with the balance to come from our insurers and all other defendants. During the quarter ended September 30, 2009, we have recorded a charge of $1.7 million associated with this settlement.

Stock-based compensation (in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Cost of revenue	$326	$290
Research and development	778	868
Sales and marketing	692	557
General and administrative	889	633
Total stock-based compensation	$2,685	$2,348

Stock-based compensation expenses increased by approximately $337,000 or 14% to $2.7 million for the nine months ended September 30, 2009 as compared to approximately $2.3 million for the nine months ended September 30, 2008. This increase is primarily attributable to the stock-based compensation expense related to the performance based equity incentive awards granted during the quarter and increase in the grant of additional options and awards.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Other income (expense), net

Other income, net was $0.1 million for the nine months ended September 30, 2009 as compared to other expense, net of $0.7 million for the nine months ended September 30, 2008. During the period ended March, 31, 2008, we wrote-off an intangible for technology developed for Metro-Ethernet/Telemetry technology of $0.8 million and its related inventory of approximately $0.2 million. As part of the purchase of certain assets of Terawave Communications, Inc. on October 25, 2007, we acquired the intangible and the related inventory. Subsequent to the date of the asset purchase we had sought potential buyers for the Metro-Ethernet/Telemetry technology to recover cash paid for the assets. However, by March 31, 2008, we decided to terminate efforts to sell the Metro-Ethernet/Telemetry technology and to focus instead on bringing to market GPON technology. Other income of $0.3 million represents payments received that pertained to accounts receivable that were acquired as part of the purchase of certain assets of Terawave Communications, Inc. in October 2007. At the date of purchase, the accounts were deemed to be uncollectible and no value was recorded on our books.

Interest income (expense), net (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2009 vs. 2008
	September 30, 2009	September 30, 2008	Amount	Percentage

Interest income	$278	$946	$(668)	(71)%
Interest expense	(4)	(61)	57	93%
Total interest income (expense), net	$274	$885	$(611)	(69)%

Interest income and expense, net decreased by $611,000 or 69% to $274,000 for the nine months ended September 30, 2009, as compared to $885,000 for the nine months ended September 30, 2008. The decrease in interest income was primarily attributable to lower cash balances and lower interest rates.

Income tax benefit

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the nine months ended September 30, 2009 and 2008, we recorded a tax benefit of $35,000 and $30,000 respectively, for federal and state income taxes. The benefit was related primarily to the federal refundable research and development credit.

Subsequent Event: Bankruptcy of FairPoint Communications, Inc.

On October 26, 2009, FairPoint Communications, Inc. filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint’s plan is to restructure its debt and continue day to day operations under court supervision. We have deferred approximately $1.3 million, of revenue and related cost of revenue for the quarter ended September 30, 2009, for which cash has not been collected. As of October 26, 2009, we had an outstanding receivable balance of approximately $1.7 million.

We have reviewed the court filings, consulted with our advisors, and will take all measures necessary to safeguard our rights as unsecured creditors.  We believe we are a critical vendor to FairPoint and anticipate continuing our relationship during the post petition period.  However there are many uncertainties.  We cannot assure that there will not be material adverse impact on our future financial position or results of operations including but not limited to uncollectible accounts receivable and unusable inventory.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $38.8 million, restricted cash of $6.3 million, stockholders’ equity of $52.4 million, and working capital of $44.7 million, compared with cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders’ equity of $57.2 million, and working capital of $48.0 million as of December 31, 2008. The decrease in restricted cash at September 30, 2009, was related to performance bonds required for our Rural Utilities Service, or RUS 397 contracts.

Net cash provided by the operating activities for the nine months ended September 30, 2009, was $1.1 million compared to the net cash used in operating activities of $8.0 million during the same period ended 2008. The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, impairment of intangibles related to developed technology and customer relationships, accounts receivable reserves and inventory reserves resulted in an outflow of $2.5 million in the 2009 period, compared to an outflow of $2.3 million in the nine months ended September 30, 2008. The net impact of the changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $3.6 million in the nine months ended September 30, 2009 compared to a cash outflow of $5.7 million in the nine months ended September 30, 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009, was $6.8 million compared to $8.4 million used in investing activities, during the same period ended September 30, 2008. Cash provided by investing activities for the nine months ended September 30, 2009, was primarily due to net decrease of $7.5 million in restricted cash, the result of net cash released in connection with our RUS contract performance bonds. This cash inflow was partially offset by $0.7 million for purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2008, was primarily due to an increase of $3.8 million in restricted cash related to performance bonds required in connection with our RUS contracts and $4.4 million for purchases of property and equipment of which $3.1 million was for our facility in Fremont, California.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $615,000 compared to $597,000 for the same period in 2008. Cash provided by financing activities for the nine months ended September 30, 2009, was mainly due to proceeds from the sale of common stock under the ESPP of $571,000 and exercise of stock options of $61,000 which was offset by the payment of approximately $17,000 for capital lease obligations for the nine months ended September 30, 2009, as compared to the to proceeds from the sale of common stock under the ESPP of $587,000,exercise of stock options of $69,000 offset by payments of payroll taxes for vested restricted stock units of $68,000, and payments of capital lease obligations of $9,000 for office equipment for the same period of 2008.

Working Capital

Working capital decreased to $44.7 million as of September 30, 2009 compared to $48.0 million as of December 31, 2008.

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases, our commitment under capital leases, our commitment under fixed assets and licensing agreements as of September 30, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$19,901	$19,901	$—	$—	$—
Operating leases	$7,260	$329	$4,421	$2,182	$328
Capital leases	$53	$7	$46	$—	$—
Licensing agreements	$170	$35	$135	$—	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table referenced above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2009, we did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of September 30, 2009, we had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $176,460. As of September 30, 2009, we had reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $240,050.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force released a final consensus on Issue No. 08-1, Revenue Arrangements with Multiple Deliverables. Issue No. 08-1 enables entities to separately account for individual deliverables for many more revenue arrangements. Issue No. 08-1 is effective for the Company beginning on January 1, 2011, with early adoption permitted. EITF 08-1 was codified into the Revenue Recognition topic of the FASB ASC. We are currently evaluating the impact the adoption of this EITF will have on our financial statements.

In September 2009, the Emerging Issues Task Force released a final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (EITF 09- 3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of the company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. We are currently evaluating the impact the adoption of this EITF will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated results of operations and financial position. References to accounting standards in this Form 10-Q now refer to the relevant ASC topic.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations, and cash flows. SFAS No. 165 was codified in the ASC topic on Subsequent Events.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The above staff positions did not have a material impact on our financial position, results of operations, and cash flows. The above staff positions and ABP 28-1 were codified in the ASC topic on Financial Instruments

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe the adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect on us will depend upon our level of acquisition activity. FAS 141R was codified in the ASC topic on Business Combinations.

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

ITEM 4.                        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, the same material weakness that was previously reported as of December 31, 2007 continued to exist with respect to revenue recognition policies and procedures. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

(b)  Changes in Internal Control Over Financial Reporting

Changes in Internal Controls in the Current Fiscal Quarter:

In the third quarter of fiscal 2009, while there were no changes that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, we continued to assess and improve the operating effectiveness of our internal controls. In the continuous effort to strengthen our control environment, particularly in the revenue process, we also implemented process changes that we believe will contribute to a more balanced structure of controls with additional emphasis on early activities and preventive controls.

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

Implemented as of December 31, 2008
•

retain a senior revenue recognition specialist who will report directly to our chief financial officer and will possess the appropriate level of experience, authority, and seniority to independently serve as the liaison between all levels of corporate functions and finance. This individual should have some degree of managerial oversight of other “liaison” areas (e.g., order entry personnel, sales administration, and sales proposals generation) and be responsible for the review and reconciliation of terms given to a customer in the bid/quote process as well as in the final contract;

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

On September 10, 2009 we announced that we and all but one defendant had entered into a memorandum of understanding to settle and resolve this stockholder class action lawsuit filed on April 26th, 2007. On November 2, 2009 all parties including all defendants filed a binding Stipulation Agreement with the court and the court will enter a preliminary ruling on November 9, 2009. The total settlement amount of $13.9 million has been agreed by all parties. We have agreed to contribute $1.7 million with the balance to come from the Company’s insurers and all other defendants. We have recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009. The class action settlement is subject to preliminary and following notice to class members, final approval by the court.

Failure to achieve final approval of the settlement could result in recommencement of the litigation.  If so, failure by the Company to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

On October 3, 2007 Plaintiff has filed a motion to certify a new class and a second amended complaint based on the Second Circuit Appeals Court decision. An opposition brief was filed by both Underwriter Defendants and the Issuer Defendants on December 21, 2007 and a reply brief was filed on January 28, 2008. On March 28, 2008, the plaintiffs filed an amended reply brief in support of their motion to certify the class of plaintiffs. The Underwriter Defendants and the issuer Defendants had until August 31, 2008 to file an answer to the amended complaint. The Court has not ruled on the motion. The insurers, the underwriters and the Plaintiffs subsequently agreed to global mediation in the interest of trying to resolve this case without the further need for litigation. The mediation commenced in late June of 2008 and resulted in current settlement negotiations whereby the parties agreed to a settlement. The settlement has been approved including class certification by the Court on October 5, 2009 subject to a thirty day period required for filing of any appeals to the Court’s ruling which appeal period ends November 5, 2009. Prior to November 5, 2009 two appeals have been filed objecting the Court’s approval of the settlement and on October 26, 2009 certain individuals who objected to the Court’s October 5, 2009 Opinion and Order have requested permission to file an appeal in that the Court abused it’s discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. The Court has not ruled on this request to date. The time to appeal has been stayed thirty (30) days from the date the Court files its final judgment which judgment is expected to be filed the week of November 9, 2009.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal. Currently the Underwriters Reply in Support of their Cross-Appeal must be filed by November 17, 2009. Oral argument will be heard thereafter.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other public filings.

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

We have had limited experience selling to larger telecommunication companies, and our ability to recognize revenue, if any, from contracts with these companies may be difficult to predict. In addition, FairPoint Communications, our only Tier-1 customer, recently filed for bankruptcy protection.

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

On October 26, 2009, Fairpoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint’s plan is to restructure its debt and continue day to day operations under court supervision. As of October 26, 2009, the Company had an outstanding receivable balance of approximately $1.7 million, of which $1.4 million was invoiced within 45 days of the bankruptcy petition filing and this would have the benefit of “reclamation claim” filing. We currently cannot predict the extent to which these receivables may be paid. We have deferred approximately $1.3 million, of revenue and related cost of revenue for the quarter ended September 30, 2009, for which cash has not been collected.

We cannot assure that the impact of Fairpoint’s bankruptcy will not have a material adverse effect on our business and our results of operations including the timing and amount of orders we may receive from them as well as the timing and amount of any revenue we might recognize related to such orders. In addition, debtors-in-possession or bankruptcy trustees could seek to recover payments made to us in the 90 day period prior to the bankruptcy filing on the grounds that these payments constituted “preferences” under applicable bankruptcy law. We believe we would have a complete defense to any such claim in that payments to us have been made in the ordinary course of business in exchange for newly purchased equipment. However any litigation against us relating to a preference claim, if successful, would have an adverse impact on our cash and cash equivalents.

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

We have incurred significant losses since our inception. As of September 30, 2009, we had an accumulated deficit of $134.6 million.  We incurred substantial losses in 2008.  We expect to continue to incur losses in 2009.  We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future.  We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008.  We do not believe our results of operations in the quarter ended December 31, 2008 are indicative of our expected results in future near term quarters.  Our continued inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

On October 16, 2007, following a seven month review of our historic revenue recognition practices that was led by our audit committee, we filed our Annual Report on Form 10 K for the year ended December 31, 2006, which included our consolidated financial statements for the year ended December 31, 2006 and which restated our financial statements for the years ended December 26, 2004 and December 25, 2005, for each of the interim quarterly periods in fiscal 2004 and 2005, and the first three interim quarterly periods of fiscal 2006.  Following the announcement of the commencement of the audit committee review in March 2007, we, certain of our directors and executive officers and others became defendants in a consolidated federal securities class action.  The consolidated complaint alleges that the various defendants violated sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b 5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act, by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition.  We cannot provide any assurances that the final outcome of this consolidated securities class action will not have a material adverse effect on our business, results of operations, or financial condition.  Litigation and any related proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations.  In addition, an adverse resolution of the outstanding litigation could have a material adverse effect on our financial condition if we are required to use our available cash resources to settle the litigation or satisfy any judgment. On September 10, 2009, we announced that we and all but one defendant had entered into a memorandum of understanding regarding the settlement of the April 26th, 2007 stockholder class action lawsuit. On November 2, 2009 all parties including all defendants filed a binding Stipulation Agreement with the court and the court will enter a preliminary ruling on November 9, 2009.  The class action settlement is subject to preliminary and, following notice to class members, final approval by the court. The total settlement amount of $13.9 million has been agreed by all parties. We have agreed to contribute $1.7 million with the balance to come from our insurers and all other defendants. We have recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009.

Failure to achieve final approval of the settlement could result in recommencement of the litigation.  If so, failure by the Company to obtain a favorable resolution of the claims set forth in the consolidated complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

In connection with the 2007 audit committee review of our revenue recognition practices and our resulting financial restatement, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements.  Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition.  Since the restatement was completed in October 2007, we have implemented new processes and procedures to improve our internal controls and have expanded our finance and accounting staff.  Nevertheless, as of September 30, 2009, our chief executive officer and chief financial officer determined that our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.  Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

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

We were required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ending December 31, 2008.  We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act.  Our management and independent registered public accounting firm concluded that we did not maintain effective control over financial reporting as of December 31, 2008 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In this Quarterly Report on Form 10-Q, our management again concluded that we did not maintain effective internal controls as of September 30, 2009.  We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Based on current tax law, we believe we have certain net operating loss carryforwards, or NOLs, for U.S. federal and state income tax purposes to offset future taxable income.  As of September 30, 2009, we had incurred significant losses in the United States.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period.  In the event of an ownership change, Section 382 imposes an annual limitation, based upon our value at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs.  Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

As of September 30, 2009, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 29% of our outstanding common stock, of this 28% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners.  Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam.  These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

Dated: November 6, 2009	OCCAM NETWORKS, INC.

(Registrant)

	By:	/s/ JEANNE SEELEY
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