Form 10-K
period 2009-12-31
OCCAM NETWORKS INC/DE
filed 2010-02-24
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $53.1 million as of June 30, 2009 based upon the closing price on the NASDAQ Global Market reported for such date. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the registrant's Common Stock on February 11, 2010, was 20,669,089 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Part III of this Form 10-K is incorporated by reference to the registrant's proxy statement for its 2010 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

OCCAM NETWORKS, INC. AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or this Form 10-K, contains forward-looking statements. These forward-looking statements include, among other things, predictions regarding our future:

  •
  revenues and profits including the impact of the government economic stimulus programs thereon;

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

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors of this Form 10-K. All forward- looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Corporate Information

        In May 2002, Occam Networks, Inc., a private California corporation merged with Accelerated Networks, Inc., a publicly-traded Delaware corporation. We are the successor corporation. Occam Networks was incorporated in California in July 1999. Accelerated Networks was incorporated in California in October 1996 under the name "Accelerated Networks, Inc.," and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated Networks succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated Networks changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references in this Form 10-K to "Occam Networks," "Occam," "we," "us," or "our" refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated

Networks. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, the California corporation, as a predecessor business or corporation, is sometimes referred to in this Form 10-K as "Occam CA."

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

Overview

        Occam Networks, Inc. ("Occam," the "Company," "we" or "us") develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks. The Company's core product line is the Broadband Loop Carrier, or BLC, an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services. The Company also offers a family of Optical Network Terminals, or ONTs for fiber optic networks, remote terminal cabinets, and professional services.

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. These are companies that never were a part of the original Bell System. Recently, we have expanded our sales activities to include the Europe, Middle East, and Africa, Caribbean, Latin America, the Pacific Islands and certain other international locations, but sales outside North America continue to represent an insignificant portion of our business. As of December 31, 2009, we shipped our BLC platform to over 350 telecommunications customers.

Industry Background

  Increasing Demand for Broadband Services and Content

        In recent years, the number of broadband subscribers has increased significantly on a worldwide basis. This growth has been driven, in large part, by increasing demand for bandwidth intensive applications, such as music and video downloads, electronic commerce, telecommuting and online gaming. In addition, services are increasingly being delivered over broadband networks using IP, the underlying communications technology of the Internet. For example, Voice over Internet Protocol, or VoIP, services are now widely available to consumers, and many telecom service providers have announced or initiated plans to offer Internet Protocol television, or IPTV, services to their subscribers. The rapid growth in broadband subscribers, coupled with the growing amount and diversity of IP-based services, has strained the capacity of many traditional telecommunications networks. Capacity constraints are being exacerbated as high-definition television, or HDTV, and other bandwidth-intensive services become more prevalent. We believe the rapid growth in IP-based communications traffic is prompting many telecom service providers to modify their network architectures and substantially upgrade the capacity of their networks.

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

  Access Network is the Bottleneck

        Throughout the past decade, telecom service providers have invested considerable resources to upgrade the capacity of their core and metro networks. Core networks connect cities over long distances, while metro networks connect telecom facilities within cities. However, the access network, which serves as the final connection to a residence or business, represents a significant network capacity bottleneck. The access network was originally designed for low-speed voice traffic and is comprised largely of copper telephone lines. In order to overcome the inherent limitations of the access network, service providers deployed first-generation digital subscriber line, or DSL technology. The most prevalent form of this technology generally enables maximum downstream speeds of 1.5 megabits per second, which is far lower than the data transmission rates offered by competing cable companies. These DSL downstream speeds are adequate for basic data applications such as web browsing and emailing, but are less viable for the concurrent or standalone operation of more bandwidth intensive Triple Play services and applications such as HDTV and two-way video conferencing. More recently, enhanced variations of DSL technology supporting greater throughput, including asymmetric digital subscriber line, or ADSL2Plus, and very high bitrate digital subscriber line, or VDSL2, have been standardized, and in the case of ADSL2Plus, have been widely deployed. Enhanced DSL services support bandwidth intensive applications and create a more competitive alternative to cable services. Some service providers have begun replacing portions of their copper access network with a fiber optic technology known as fiber-to-the-premise, or FTTP. Given the cost and effort of replacing copper telephone lines with fiber optic cables, FTTP is typically deployed by most phone companies in phases over multiple years, depending on the number of lines being replaced or deployed.

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

        Continue to enhance and extend our product line.    We will continue to enhance our BLC platform to support new technologies and features to address the evolving requirements of our customers. For example, we have enhanced our BLC platform with support for 10 Gigabit Ethernet transport. We broadened our product line with the introduction of our GPON blade and a line of GPON optical network terminals, or ONTs, providing our customers with a more complete FTTP solution. During the past year we developed and announced the availability of VDSL2 and a doubling of density of our Gigabit Ethernet FTTP blade, as well as several new ONT models. We also intend to continue to reduce the cost of our new and existing products to bring increased value to our customers.

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

Model	Function	Description
6150	Lifeline POTS	Provides 48 POTS ports, multiple Gigabit Ethernet ports, and four T1 ports and converts analog voice traffic to VoIP
6151	Lifeline POTS	Provides 48 POTS ports and converts analog voice traffic to VoIP
6152	Lifeline POTS	Provides 48 ports of POTS, multiple Gigabit Ethernet ports, and converts analog voice traffic to VoIP
6214	ADSL2plus	Provides 48 ADSL2plus ports with integrated POTS splitters for data and video
6244	ADSL2Plus and POTS Blade	Provides for 24 combination POTS and ADSL2Plus ports for voice, data, and video service delivery and multiple Gigabit Ethernet ports for optical fiber transport and blade interconnection
6246	ADSL2plus and POTS	Provides 24 combination POTS and ADSL2plus ports for voice, data and video service delivery and multiple Gigabit Ethernet ports and four T1 ports
6252	ADSL2plus and POTS	Provides 48 combination POTS, multiple Gigabit Ethernet ports and ADSL2plus ports for voice, data and video service delivery
6312	Optical Line Termination	Provides 20 Gigabit Ethernet ports for customer data and video services, optical fiber transport and blade interconnection
6314	Optical Line Termination	Provides 16 Gigabit Ethernet ports for customer data and video services and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6322	GPON Optical Line Termination	Provides 4 GPON OLT ports for customer voice, data and video services, one optical 10 Gigabit Ethernet transport port and two copper 10 Gigabit interconnection ports
6440	Optical Packet Transport	Provides 8 T1 ports and Gigabit Ethernet ports for optical fiber transport and blade interconnection
6450	10Gigabit Optical Aggregation	Provides 16 Gigabit Ethernet ports for customer subnetworks and two optical 10 Gigabit Ethernet transport ports and two copper 10 Gigabit interconnection ports
6640	Subscriber Trunk Gateway	Interconnects VoIP to traditional voice switches using the TR-08 or GR-303 voice interface protocols
6660	Emergency Standalone	Provides local dialing to emergency service facilities and calls between local POTS subscribers during network outages

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

Technology

        We have a set of differentiated hardware and software technology elements and skills that we apply to the development of our products. We have recruited a technical staff that possesses a unique combination of telecom and data networking expertise, which we believe provides a critical advantage in the design of our products. Our technical staff is responsible for the introduction of several key developments, including Point-to-Point Gigabit Ethernet FTTP, 10 Gigabit transport, Ethernet Protection Switching, Emergency Standalone service, and IP Security Management.

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

Customers

        For the year ended December 31, 2009, Goldfield Telecom, a value-added reseller and network operator, accounted for 13% of our revenue. For the year ended December 31, 2008, Goldfield Telecom, and Rural Telephone Services, accounted for 11% and 10% of our revenue, respectively.

        To date, we have primarily focused our sales and marketing efforts on IOCs. We believe there are more than 1,100 IOCs in North America. These companies vary in size ranging from small, rural companies serving limited geographic areas with a limited number of lines to large independent providers serving multiple states. We have chosen to focus on IOCs because of the following favorable characteristics:

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

  •
  Financially stable and well funded.  Most IOCs have lengthy operating histories in the industry, and based on our experience to date, have strong credit profiles and payment practices. In addition, many IOCs receive government funding for broadband access expansion projects under the United States Department of Agriculture's Rural utilities service, or RUS and other US Government, program. We believe the financial health of IOCs, along with government funding, has contributed to the rapid adoption of our products to date.

        We also believe there are significant opportunities to sell our products to large telecom service providers, including the national local exchange carriers, competitive local exchange carriers and international network and service providers.

Sales and Marketing

        We have implemented a two-pronged sales strategy composed of the following elements:

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

  •
  Value-added resellers.  We utilize value-added resellers to service small customers in North America and internationally that would not be cost-effective for us to address directly. In addition, these value-added resellers provide a range of services, including network design and product installation and configuration, that facilitate the deployment of our products by customers with limited internal capabilities.

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

        We expect to continue to make substantial investments in research and development. Research and development expenses, including amortization of stock-based compensation, were approximately $16.1 million, $19.0 million and $13.3 million during the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Our primary research and development center is based in Santa Barbara, California. We have additional development centers in Fremont and Simi Valley, California.

Patents and Intellectual Property

        We rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have been issued 27 patents, we also have several additional patent applications pending and we intend to file more patent applications. Our issued patents expire over the next 10 to 15 years. Our patent strategy is designed to protect corporate technology assets, provide access to additional technology through cross licensing opportunities and create opportunities for additional revenue through technology licensing. We cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Manufacturing

        We outsource significant portions of our manufacturing operation to third parties and have entered into a manufacturing outsourcing contract with AsteelFlash Group (formerly Flash Electronics), located in Fremont, California, for the manufacture of our BLC 6000 blade products, as well as our ONT products. This agreement provides for material procurement, board level assembly, testing, purchase commitments and quality control by the manufacturer, and delivery to our end customers. Our products are manufactured in the United States, China and Mexico. We design, specify and monitor all applicable testing in order to meet our internal and customer quality standards. Occam is ISO certified. ISO is a series of standards agreed to by the International Organization for Standardization covering various aspects of design, development, production of equipment and distribution. We have several single or limited source suppliers. Although our products could be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change.

Competition

        Competition in our market is intense and we expect competition to increase. The market for broadband access equipment is dominated primarily by large suppliers such as Alcatel-Lucent SA, Motorola, Tellabs and ADTRAN Inc. While these suppliers focus primarily on large service providers, they have competed, and may increasingly compete, in the IOC market segment. In addition, a number of companies, including Calix,Inc., have developed, or are developing, products that compete with ours, including within our core IOC segment.

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

        In addition, the Federal Communications Commission and state public utility commissions regulate our customers, including the rates that our customers may charge for telecommunications services. In particular, our IOC customers, but also others including regional Bell operating companies and competitive local exchange carriers, receive substantial revenue from intercarrier compensation (including interstate and intrastate access charges) and federal and state universal service subsidies. In 2001, the FCC initiated a rulemaking proceeding to seek comment as to whether and how the FCC should change its rules governing intercarrier compensation. Beginning in late 2000 and continuing into 2004, the telecom industry experienced a severe downturn, and many telecom service providers filed for bankruptcy. Those companies that survived the downturn substantially reduced their investments in new equipment. In addition, uncertain and volatile capital markets depressed the market values of telecom service providers and restricted their access to capital, resulting in delays or cancellations of certain projects. More recently, we believe capital expenditures among IOCs have been adversely affected as our customers consider their investment and capital expenditure decisions in light of the industry transition from copper wire to fiber. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The FCC and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues. Furthermore, many IOCs use government supported loan programs or grants to finance capital spending. Changes to those programs, such as the United States Department of Agriculture's RUS loan program, could reduce the ability of IOCs to access capital. The recent turmoil in the U.S. lending markets and current uncertainty in global economic conditions has had an impact on the overall U.S. economy and the spending patterns of our customers and prospects. Any decision by telecom service providers to reduce capital expenditures, whether caused by the economic downturn, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

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

        State regulation of telecommunications networks and service providers may also affect the regulatory environment of our market. As discussed above, states generally regulate the rates for intrastate telecommunications services, particularly those offered by incumbent local exchange carriers such as the Regional Bell Operating Companies, or RBOCs, and IOCs, and some states provide state universal service subsidies to our customers. State regulators also, for example, typically settle disputes for competitive access to some incumbent local exchange carrier network elements or collocation in incumbent local exchange carrier offices, which competitive carriers use to offer various services. State regulators may also regulate and arbitrate disputes concerning interconnection of networks of incumbent local exchange carriers and competitive carriers. To the extent that our customers are adversely affected by these changes in the regulatory environment, our business, operating results, and financial condition may be harmed.

        In addition to federal and state telecommunications regulations, an increasing number of other domestic laws and regulations are being adopted to specifically address broadband and telecommunications issues such as liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data and access by law enforcement, as well as intellectual property ownership, obscenity and libel. For instance, the Federal Trade Commission has recommended that Congress enact legislation to ensure adequate protection of online privacy and federal online privacy legislation is currently pending in Congress. The adoption of this or other restrictive legislation could increase the costs of communicating over the Internet or decrease the acceptance of the Internet as a commercial and advertising medium, thus dampening the growth of the Internet. Because our customers use our products to facilitate both commercial and personal uses of the Internet, our business could be harmed if the growth of the Internet were adversely affected by such regulations or standards.

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

Employees

        As of December 31, 2009, we employed 186 full-time employees in the United States and 3 full-time employees in Canada. Of our total number of employees, 61 were in engineering, 50 were in sales, marketing and customer service, 42 were in finance, IT and administration and 43 were in operations and customer support. None of our employees is represented by collective bargaining agreements. We consider our relations with employees to be good.

Facilities

        We have lease agreements related to the following properties:

  •
  approximately 51,000 square feet of space in Santa Barbara, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in February 2014, and which we initially occupied in June 2007;

  •
  approximately 36,000 square feet of space in Fremont, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in June 2015, and which we initially occupied in June 2008; and

  •
  approximately 2,080 square feet of space in Simi Valley, California, used primarily for research and product lab equipment which expires in October 2010.

        We believe that our facilities adequately meet our current requirements for the foreseeable future and that we will be able to secure additional facilities as needed on commercially acceptable terms.

Backlog

        Our backlog primarily consists of purchase orders from customers for products to be delivered within the next several quarters. Our backlog as of December 31, 2009 was approximately $24.3 million. Due in part to factors such as the timing of product release dates, customer purchase orders, product availability, allowing customers to delay scheduled delivery dates without penalty, allowing customers to cancel orders within negotiated time frames without significant penalty, and other factors that may adversely affect or delay our ability to recognize revenue under applicable revenue recognition rules, our backlog may not be indicative of future revenue during any subsequent quarter.

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

Risks Related to Current Economic Environment and Our Future Revenues

Our business is substantially dependent on the capital spending patterns of telecom operators and has recently been adversely affected by reductions and delays in capital spending by our customers, primarily due to the economic recession. Any continued reductions in spending or delays in customer orders in response to macroeconomic conditions, availability of funding under government economic stimulus programs, or otherwise, would adversely affect our business, operating results, and financial condition. We cannot predict the timing or impact, if any, of government economic stimulus programs on capital spending by telecom operators.

        Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. In the fourth quarter of 2008, we identified a weakening in new order activity that continued throughout 2009. We believe this weakening relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn. In addition, we believe that many of our customers, particularly those that participate in government funding initiatives such as the United States Department of Agriculture's RUS program, may be delaying investment and purchase activity pending their analysis of the availability of funding under recently announced government economic stimulus programs. We cannot accurately predict the timing or the extent of financial impact, if any, that government economic stimulus programs may have on our business. In addition, these programs may not result in a net increase in capital spending activity if telecom operators substitute spending under government stimulus programs for capital spending they would otherwise have made or if private capital spending decreases by more than the incremental increase attributable to government programs. Continued reductions, delays, or cancellations in order activity by our customers would be expected to adversely affect our future revenues by reducing the revenue we recognize in any quarter from orders booked and shipped in that quarter and by reducing the amount of deferred revenues that may become recognizable in future periods upon satisfaction of revenue recognition criteria.

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

We have had limited experience selling to larger telecommunication companies, and our ability to recognize revenue, if any, from contracts with these companies may be difficult to predict. In addition, FairPoint Communications, our only Tier-2 customer, recently filed for bankruptcy protection.

        In early 2008, we announced that we had been selected as the lead access equipment provider for a substantial broadband upgrade by FairPoint Communications, Inc. in its network in Vermont, New Hampshire, and Maine. Fairpoint acquired these networks through its acquisition of certain assets of Verizon Communications, Inc. FairPoint represented our first customer who is considered Tier 2 based on the number of telephone lines serviced. We have limited experience selling or servicing Tier 2 customers, and our ability to recognize substantial revenue from the FairPoint relationship or any other relationships we may establish with Tier 2 customers will depend on several factors, including, among others, the timing of orders and the terms and conditions of the orders, which can affect our ability to satisfy revenue recognition criteria. We cannot currently predict with any accuracy the timing of orders from FairPoint, and any delays or termination of FairPoint's anticipated upgrade of its northern New England network could have a material adverse effect on our future revenues and operating results. FairPoint Communications has publicly reported certain financial difficulties that it has encountered related to the Northern New England network.

        On October 26, 2009, FairPoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint's plan is to restructure its debt and continue day to day operations under court supervision. As of December 31, 2009, we had an outstanding receivable balance from FairPoint of approximately $2.0 million. Of this amount, $1.7 million related to transactions that occurred before FairPoint filed its bankruptcy petition, including $1.4 million which was invoiced within 45 days of the bankruptcy petition filing and is covered by a "reclamation claim" that we filed in November 2009. We currently cannot predict the extent to which these receivables may be paid. We have deferred approximately $1.7 million of revenue and related cost of revenue as of December 31, 2009, for which cash has not been collected.

        We cannot assure that the impact of FairPoint's bankruptcy will not have a material adverse effect on our business and our results of operations including the timing and amount of orders we may receive from FairPoint as well as the timing and amount of any revenue we might recognize related to such orders. In addition, debtors-in-possession or bankruptcy trustees could seek to recover payments made to us in the 90 day period prior to the bankruptcy filing on the grounds that these payments constituted "preferences" under applicable bankruptcy law. We believe we would have a complete defense to any such claim in that payments to us have been made in the ordinary course of business in exchange for newly purchased equipment. However, any litigation against us relating to a preference claim would result in our incurring incremental legal expenses and, if successful, would have an adverse impact on our cash and cash equivalents.

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

        We have incurred significant losses since our inception. As of December 31, 2009, we had an accumulated deficit of $135.5 million. We incurred substantial losses in 2009. We may continue to incur losses in 2010. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

Risks Related to Internal Controls

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

        In connection with the 2007 audit committee review of our revenue recognition practices and our resulting financial restatement, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition. The material weakness continued to exist at December 31, 2008. Since the restatement was completed in October 2007, we have implemented new processes and procedures to improve our internal controls and have expanded our finance and accounting staff. We believe that these actions have remediated the identified weaknesses and deficiencies, including the material weakness. As of December 31, 2009, our chief executive officer and chief financial officer determined that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for our 2009 fiscal quarters, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future. Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

        We were initially required to comply with Section 404 of the Sarbanes Oxley Act of 2002 in connection with our Annual Report on Form 10-K for our year ended December 31, 2007. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

        We have enhanced our BLC 6000 platform to support active Gigabit Ethernet fiber-to-the-premises, or FTTP, services. Although we have invested significant time and resources to develop this enhancement, these FTTP-enabled products are relatively new, with limited sales to date, and market acceptance of these products may fall below our expectations. The introduction of new products is also expected to place pressure on our gross margins as most new products require time and increased sales volumes to achieve cost-saving efficiencies in production. To the extent our new products and enhancements do not achieve broad market acceptance, we may not realize expected returns on our investments, and we may lose current and potential customers.

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

We rely on resellers to promote, sell, install and support our products to small customers in North America, and internationally, their failure to do so or our inability to recruit or retain resellers may substantially reduce our sales and thus seriously harm our business.

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

We may pursue acquisitions to broaden our product line or address new or larger markets. Acquisitions involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could have a material adverse impact to our business, consolidated results of operations and consolidated financial condition.

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

        In addition, if we cannot grow or manage our business growth effectively, we may not be able to execute our business strategies and our business, consolidated financial condition and consolidated results of operations would suffer.

Because we depend upon a small number of outside contractors to manufacture our products, our operations could be disrupted if we encounter problems with any of these contractors.

        We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we rely on AsteelFlash Group (formerly Flash Electronics), Inc. for the manufacture of our BLC 6000 blade products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our primary contract manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided by a particular purchase order. If any of our manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn could have a material adverse effect on our customer relations, business, consolidated financial condition and consolidated results of operations.

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

The amount of our net operating loss (NOL) and credit carryforwards is uncertain. Prior transactions to which we or our stockholders or their affiliates have been a party, and future transactions to which we or our stockholders or their affiliates may become a party, including stock issuances and certain shareholder stock transactions could jeopardize our ability to use some or all of our NOLs and tax credits, and the amounts of NOLs or tax credits we would be precluded from using could be material. In addition, California and certain states have recently suspended or are considering suspending, the ability to use net operating loss carryforwards in future years and this could adversely affect future operating results.

        Based on current tax law, we believe we have certain NOLs and tax credits for U.S. federal and state income tax purposes to offset future taxable income and related taxes. As of December 31, 2009, we had incurred significant losses and credits in the United States. Our ability to utilize these tax attributes may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Sections 382 and 383 impose an annual limitation, based upon our company valuation at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs and credits. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs and credits. In general, the higher our company valuation at the time of such an ownership change, the higher the annual limitation would be, and we could offset a greater amount of taxable income with the NOLs and credits. However, if an ownership change has occurred in a period when our company valuation was low, the annual limitation would be lower, and we could only offset a lesser amount of taxable income with the NOLs and credits. To the extent that these tax attributes become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates.

        We believe that the cumulative impact of past events, such as the merger of Occam CA with Accelerated Networks, our private placements of preferred stock, and other equity transactions (including our 2006 public offering) triggered an ownership change for purposes of Section 382 of the Internal Revenue Code. In addition, transactions by our stockholders and affiliates that do not involve us could have the impact of triggering an ownership change and result in our inability to use some or all of our NOLs. We are currently working with our tax advisors to evaluate the impact under Section 382 of various transactions, including transactions involving our significant stockholders such as the acquisition of Wachovia Bank by Wells Fargo & Company, which we understand is an affiliate of Norwest Venture Partners, that could have resulted in an ownership change. Even if certain of these prior transactions did not trigger an ownership change, they increased the likelihood that we may undergo an ownership change in the future. Any such ownership change would limit, possibly significantly, our ability to use any U.S. federal and state NOLs and tax credits as described above.

        To the extent that these NOLs and credits become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates. As a result, any inability to utilize these tax attributes would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition. In addition, inability to use NOLs and credits would adversely affect our financial condition relative to our financial condition had these tax attributes been available. In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures. Although the suspension in California does not currently apply for 2010, it is possible the state could reinstitute the suspension as it seeks to address budget challenges. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

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

        The markets for our products are characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. Our products are required to comply with these laws, regulations and standards, including those promulgated by the FCC. For example, the FCC required that all facilities based providers of broadband Internet access and interconnect VoIP services meet the capability requirements of the Communications Assistance for Law Enforcement Act by May 14, 2007. Subject to certain statutory parameters, we were required to make available to our customers, on a reasonably timely basis and at a reasonable charge, such features or modifications as are necessary to permit our customers to meet those capability requirements. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold. There can be no assurance that we will be able to continue to design our products to comply with all necessary requirements in the future. Accordingly, any of these laws, regulations and standards may directly affect our ability to market or sell our products.

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

        We depend on our proprietary technology for our success and ability to compete. We currently hold 27 issued patents and have several patent applications pending. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws will afford us only limited protection. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the U.S. We cannot assure you that any pending patent applications will result in issued patents, and issued patents could prove unenforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

        As of December 31, 2009, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 27% of our outstanding common stock, of this 25% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

  •
  approximately 36,000 square feet of space in Fremont, California, used primarily for executive offices and for research and product development, administrative, and sales and marketing purposes, which expires in June 2015, and which we initially occupied in June 2008; and

  •
  approximately 2,080 square feet of space in Simi Valley, California, used primarily for research and product lab equipment which expires in October 2010.

        We believe that our facilities adequately meet our current requirements and that we will be able to secure additional facilities as needed on commercially acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

Legal Proceedings

2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against us and certain of our officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased our common stock during the period from May 2, 2006 to April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of our current and former directors and officers, our current and former outside auditors, the lead underwriter of our secondary public offering in November 2006, and two venture capital firms who were early investors in us. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements and omissions relating to our financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased our common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants' motions. This order dismissed all claims against certain of our current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court's July 1, 2008 order. On August 29, 2008, defendants answered the amended complaint.

        On September 10, 2009, we entered into a memorandum of understanding to settle and resolve this stockholder class action lawsuit. On November 2, 2009, the parties signed and submitted a formal, binding stipulation of settlement to the court. The court issued its preliminary approval of the settlement on November 13, 2009. On February 22, 2010, the court held a hearing dismissing the litigation with prejudice and entered a final judgement. This matter is now resolved as to all defendants. The settlement provides for a payment to the class of $13.945 million, of which we have agreed to contribute $1.7 million and the balance of which will come from our insurers and other settling defendants. We have recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009, associated with the settlement.

IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which were later consolidated, were filed in the United States District Court for the Southern District of New York, and the operative Complaint was filed on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

        We believe that over three hundred other companies have been named in over three hundred similar lawsuits that have been coordinated with our case. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

        The parties in the approximately 300 coordinated cases, including ours, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court's approval of the settlement have been filed. Three objectors to the settlement who filed a notice of appeal also filed a permission to file an appeal on the basis that the Court purportedly abused its discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. Plaintiffs filed an opposition to the petition. The Court has not yet ruled on the petition and the briefing on the appeals has not yet commenced. The case remains open pending the outcome of the court ruling on the appeals.

        Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to the settlement because Occam expects any settlement amounts to be covered by its insurance policies.

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

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party's reply briefs have been filed as of November 17, 2009. To date the Appellate Court for the Ninth Circuit has not set a date of oral argument.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Our executive officers and their respective ages as of December 31, 2009 are as set forth below:

Name	Age	Position(s) with Occam Networks, Inc.
Robert L. Howard-Anderson	53	President, Chief Executive Officer, and Director
Jeanne Seeley	57	Senior Vice President and Chief Financial Officer
Gregory R. Dion	56	Vice President of Operations and Information Technology
David C. Mason	55	Vice President of Engineering
Mark Rumer	46	Chief Technology Officer
Russell J. Sharer	51	Vice President of Marketing

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock traded on The NASDAQ National Market under the symbol "ACCL" from June 2000 through May 2002, when we merged with Occam Networks, Inc. and adopted the Occam name. Our common stock traded under the symbol "OCCM" from the merger date through July 24, 2002, when it was delisted from The NASDAQ National Market. From July 25, 2002 to March 10, 2006, our common stock traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "OCCM." On March 10, 2006, we effected a 1-for-40 reverse stock split of our outstanding common stock and began trading on the OTC Bulletin Board on a split- adjusted basis on Monday, March 13, 2006, under the new symbol "OCNW." On October 9, 2006, our common stock began trading on The NASDAQ Global Market under the symbol "OCNW." The following table presents, for the periods indicated, the high and low last sale prices of our common stock as reported by The NASDAQ Global Market.

	High	Low
Fiscal year ending December 31, 2009
Fourth Quarter	$5.40	$2.96
Third Quarter	$4.35	$3.21
Second Quarter	$3.58	$2.21
First Quarter	$3.29	$1.95
Fiscal year ending December 31, 2008
Fourth Quarter	$4.03	$1.80
Third Quarter	$5.38	$3.00
Second Quarter	$5.66	$3.70
First Quarter	$5.82	$2.75

        On December 31, 2009, the last reported sales price of our common stock was $5.40 and, according to the records of our transfer agent, there were 247 record holders of our common stock. A substantially greater number of holders of our stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

        The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index for the period from December 23, 2004 to December 31, 2009.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG OCCAM NETWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

	12/04	12/05	12/06	12/07	12/08	12/09
Occam Networks, Inc.	100.00	322.22	458.33	98.89	66.67	150.00
NASDAQ Stock Market (U.S.) Index	100.00	101.38	111.03	121.93	72.51	104.33
NASDAQ Telecommunications Index	100.00	92.93	118.69	129.80	73.88	109.53

*
The graph assumes that $100 was invested in our common stock on December 23, 2004, and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock and we have no current intention of paying any dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

        The consolidated financial data set forth below as of December 31, 2008 and December 31, 2009 and for the years ended December 31, 2007, December 31, 2008 and December 31, 2009 are derived from, and qualified by reference to, our audited consolidated financial statements appearing beginning on page F-1 of this Form 10-K. The consolidated financial data set forth below as of December 26, 2004 and December 25, 2005 and for the years ended December 26, 2004 and December 25, 2005 have been derived from our audited financial statements, which are not included herein. The consolidated financial data set forth below for and as of the years ended December 26, 2004 and December 25, 2005 has been restated as a result of the audit committee review as described below.

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

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal Year Ended
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 25, 2005
Statement of Operations Data:
Revenue	$84,046	$99,268	$75,149	$68,203	$39,597
Cost of revenue	50,019	56,877	46,137	42,473	27,736

Gross margin	34,027	42,391	29,012	25,730	11,861
Operating expenses:
Research and product-development	16,091	18,964	13,321	9,584	7,440
Sales and marketing	17,588	19,855	14,650	11,222	8,349
General and administrative	7,940	10,812	11,823	4,095	3,420
Restructuring charges	213	—	—	—	—
Loss on legal settlement	1,700	—	—	—	—
In-process research and development	—	—	2,180	—	—

Total operating expenses	43,532	49,631	41,974	24,901	19,209

Income (loss) from operations	(9,505)	(7,240)	(12,962)	829	(7,348)
Other income (expense), net	147	(342)	—	—	—
Interest income (expense), net	227	1,120	2,632	470	(259)

Income (loss) before provision for income taxes	(9,131)	(6,462)	(10,330)	1,299	(7,607)
Provision for (benefit from) income taxes	(206)	256	56	64	—

Net income (loss)	(8,925)	(6,718)	(10,386)	1,235	(7,607)
Beneficial conversion feature	—	—	—	(3,437)	(1,822)

Net loss attributable to common stockholders	$(8,925)	$(6,718)	$(10,386)	$(2,202)	$(9,429)

Basic and diluted net loss per share	$(0.44)	$(0.34)	$(0.53)	$(0.24)	$(1.40)

Shares used to compute basic and diluted net loss per share	20,259	19,874	19,760	9,020	6,759

Stock-based compensation included in:
Cost of revenue	$504	$377	$233	$288	$—
Research and product-development	1,152	1,128	754	748	519
Sales and marketing	1002	731	558	476	70
General and administrative	1,370	811	546	390	6

Total stock-based compensation	$4,028	$3,047	$2,091	$1,902	$595

	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 25, 2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,268	$30,368	$37,637	$59,219	$6,571
Restricted cash	5,721	13,771	13,103	4,378	3,749
Working capital	45,521	47,953	51,765	66,096	12,225
Total assets	83,162	92,734	90,885	87,758	30,638
Total debt and capital lease obligation	46	67	64	—	2,557
Total liabilities	30,312	35,563	30,619	19615	17645
Convertible preferred stock and warrants	—	—	—	—	34,942
Total stockholders' equity (deficit)	$52,850	$57,171	$60,266	$68,143	$(21,949)

        Note: On December 5, 2006, we changed our fiscal year end to December 31 and our quarter ends to the last day of the applicable calendar quarter. Previously, we ended each fiscal quarter and year on the last Sunday of the corresponding calendar quarter and year. This change did not have a material impact on our financial position or results of operations.

 SUMMARY QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share data)
(Unaudited)

        The following is a summary of unaudited interim quarterly data for each of the four quarters of fiscal 2009, 2008 and 2007.

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Consolidated Statement of Operations Data:
Revenue	$21,926	$21,673	$21,028	$19,419
Cost of revenue	13,049	12,725	13,000	11,245
Gross margin	8,877	8,948	8,028	8,174
Loss from operations	(973)	(2,733)	(2,637)	(3,162)
Net loss	(849)	(2,631)	(2,415)	(3,030)
Basic net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.15)
Diluted net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.15)
Shares used to compute basic net loss per share	20,392	20,273	20,219	20,149
Shares used to compute diluted net loss per share	20,392	20,273	20,219	20,149

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Consolidated Statement of Operations Data:
Revenue	$31,658	$25,131	$22,826	$19,653
Cost of revenue	18,546	14,380	12,731	11,220
Gross margin	13,112	10,751	10,095	8,433
Income (loss) from operations	831	(980)	(2,864)	(4,227)
Net income (loss)	1,140	(659)	(2,659)	(4,540)
Basic net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Diluted net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Shares used to compute basic net income (loss) per share	20,017	19,894	19,801	19,779
Shares used to compute diluted net income (loss) per share	20,046	19,894	19,801	19,779

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Consolidated Statement of Operations Data:
Revenue	$21,265	$15,660	$19,237	$18,987
Cost of revenue	12,083	9,959	12,125	11,970
Gross margin	9,182	5,701	7,112	7,017
Loss from operations	(4,998)	(5,490)	(1,730)	(744)
Net income (loss)	(4,563)	(4,906)	(946)	29
Basic net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Diluted net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Shares used to compute basic net income (loss) per share	19,770	19,765	19,765	19,739
Shares used to compute diluted net income (loss) per share	19,770	19,765	19,765	20,665

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

        Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

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

        We market our products through a combination of direct and indirect channels. Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. These are companies that never were a part of the original Bell System. We have expanded our sales activities to include Europe, the Middle East, Africa, the Caribbean, Latin America, the Pacific Islands and certain other international locations, nevertheless sales outside North America continue to represent an insignificant portion of our business. As of December 31, 2009, we had shipped our BLC platform to over 300 telecommunications customers.

        From our inception through December 31, 2009, we have incurred cumulative net losses of approximately $135.5 million. We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006, September 24, 2006, and for the year ended December 31, 2006. Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000. We experienced operating and net losses in the first, second, third and fourth quarters of fiscal 2009 and for fiscal 2009 as a whole.

        Throughout 2009, we experienced a softening in our business as we experienced declining customer orders. We believe this softening was attributable in part to delays associated with our customers' evaluations of strategic investment decisions concerning their movement from copper wire to fiber, in part to a shift in our customer base toward longer term loan projects funded by the U.S. Department of Agriculture's Rural Utilities Service, or RUS program, and in part to general macro-economic conditions which continued to deteriorate throughout 2009. We cannot predict the timing or amount of orders and we expect to continue to experience some delays or cancellations of customer orders in 2010. In light of macroeconomic conditions, we have limited visibility into customer purchasing patterns and believe that our 2010 revenues and operating results will depend substantially on trends in capital equipment spending by IOCs. Currently, we expect capital equipment budgets may continue to be reduced in 2010, but believe that the overall negative budget trend could be offset, in part, by government broadband economic stimulus programs and spending initiatives. Nevertheless, we cannot predict the timing or financial impact, if any, on our business and operating results from government economic stimulus programs.

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

Revenue Recognition

        Occam generally recognizes revenue under Staff Accounting Bulletin No. 104, or SAB 104, in the period when all of the requirements of SAB 104 have been met:

  •
  persuasive evidence of sales arrangements,

  •
  delivery has occurred or services have been rendered,

  •
  the buyer's price is fixed or determinable and

  •
  collection is reasonably assured.

        The Company enters into transactions with value-added resellers where the resellers may not have the ability to pay for these sales independent of payment to them by the end-user. In these cases, the Company does not recognize revenue until payment has been received, provided the remaining revenue recognition criteria are met.

        The Company sells hardware products that contain embedded operating system software, which the Company has determined are "incidental" to the hardware products. Revenue is recognized for these products under SAB 104. The Company has one minor software network management product which is a stand alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial. In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. The Company elected to early adopt this accounting guidance in the fourth quarter of fiscal 2009 on a prospective basis for applicable transactions.

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

        If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. In October 2009, FASB amended the accounting standards to allow the use of best estimate of selling price in addition to VSOE and TPE for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or third party evidence ("TPE") of the selling price cannot be determined. The Company elected to early adopt this accounting guidance in the fourth quarter of fiscal 2009 on a prospective basis for applicable transactions. When the Company is unable to establish selling price using VSOE or TPE, the Company uses "estimated selling price" ("ESP") in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for new products, and it applies to a small proportion of the Company's arrangements with multiple deliverables. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

        In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's RUS program. The terms of the RUS contracts provide that in certain instances transfer of title of the Company's products does not occur until customer acceptance, however the Company waited for final cash payment on these contracts before recognizing revenue. Effective January 1, 2009 based on historical experience, the Company has determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met. As a result the Company recognized approximately $6.1 million in revenue for year ended December 31, 2009 based on customer acceptance, not final cash payment.

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

  Deferred Tax Valuation Allowance

        We record a valuation allowance to reduce our deferred income tax asset to the amount we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. For 2009, 2008 and 2007, our net deferred tax assets have been offset with a full valuation allowance.

  Loss Contingencies

        We evaluate our estimated potential financial exposure for loss contingencies, particularly the pending litigation matters discussed in Note 13 and the FairPoint bankruptcy filing discussed in Note 15 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2009. We accrue an estimated loss related to a contingency if (a) it is probable that a liability had been incurred and future events will occur confirming the fact of the loss at the date of the consolidated financial statements and (b) the amount of the loss can be reasonably estimated. When a reasonable estimate of the loss is a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Such revisions in the estimated potential liability could materially impact our consolidated results of operations and financial position. We have not recorded an accrual for an estimated loss for the IPO allocation case because we believe the anticipated settlement amounts are covered by our insurance policies.

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

        Our estimates are based on the actual number of products returned for repairs, an estimate of products that may be returned for warranty repair and estimated costs of repair depending on the type of service required. These estimates require us to examine past warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. To the extent that actual warranty repairs are higher than our estimates, our costs will increase. The costs for warranty returns totaled $2.3 million, $1.5 million and $1.9 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

  Stock-Based Compensation

        Effective beginning the first fiscal quarter of 2006, we adopted FASB Accounting Standard Codification Topic 718 using the modified prospective transition method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in cost of sales and operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior period amounts presented herein have not been restated to reflect the adoption of FASB Accounting Standard Codification Topic 718.

        Upon adoption of FASB Accounting Standard Codification Topic 718, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, forfeitures, and expected dividends. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future volatility. We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration to our industry peers of similar size with similar option vesting periods. Our analysis of stock price volatility and option lives involves management's best estimates at the time of determination. FASB Accounting Standard Codification Topic 718 also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

        We recognize stock-based compensation expense for the fair value of restricted stock, including restricted stock units. Fair value is determined by using the closing price of our common stock on the grant date. The fair value of these awards is recognized to expense over the requisite service period of the awards. During 2009, certain performance related awards were granted to our officers and certain employees that will become exercisable upon the achievement of certain performance criteria and the confirmation of such achievement by the Company's audit committee upon its approval of the Company's audited financial statements for fiscal year 2009. During 2009, 2008, and 2007 stock-based compensation expense associated with restricted stock totaled $729,000, $534,000 and $42,000 respectively. The stock-based compensation expense included $229,000 related to the performance based units, granted in the third quarter of 2009.

Results of Operations

  Fiscal Years Ended December 31, 2009, December 31, 2008 and December 31, 2007

  Revenue (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenue	$84,046	$99,268	$75,149

        Our revenue is principally comprised of our BLC 6000 series system product line, ONTs, cabinets and related accessories. Revenue decreased by $15.2 million, or 15.3%, to $84.0 million in 2009 as compared to revenue of $99.3 million in 2008. We believe the decrease in revenue was primarily due to the global economic recession and credit contraction and a continued delay in customer purchase decisions as they evaluate the timing and availability of potential government broadband stimulus funds. We cannot predict the timing or financial impact, if any, of government stimulus programs.

        In 2009, we continued to experience a slow down in customer bookings activity. In the short term we expect that booking activity may vary depending on our customer's ability to make capital investments using their own funds, access to credit facilities or other loan program funds.

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

        We expect that current global economic conditions will likely have an adverse impact on our business in 2010, in particular as carriers evaluate capital spending budgets due to the uncertainty as to the approval, timing and amount of stimulus awards as well as a potentially difficult economic environment.

  Cost of revenue and gross margin (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cost of revenue	$50,019	$56,877	$46,137
Gross margin	$34,027	$42,391	$29,012
Gross margin percentage	40%	43%	39%

        Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty provision, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.

        Cost of revenue decreased by $6.9 million, or 12.1%, to $50.0 million in 2009 as compared to $56.9 million in 2008. This decrease in cost of revenue in 2009 was primarily attributable to decreased revenue. Our gross margin in 2009 was 40% as compared to 43% in 2008. The decrease in gross margin percentage is primarily attributable to higher volumes of certain lower margin products and increased warranty related costs.

        Cost of revenue increased by $10.8 million, or 23%, to $56.9 million in 2008 as compared to $46.1 million in 2007. This increase in cost of revenue in 2008 was primarily attributable to increased sales of our products and an inventory provision for certain product components. Our gross margin in

2008 was 43% as compared to 39% in 2007. The increase was attributable to lower product and warranty costs.

        We expect that our gross margin will vary from quarter-to-quarter due in part to product mix, average selling price changes and manufacturing cost changes, including warranty related costs. To the extent that we introduce new products into the market, we anticipate our gross margin will fluctuate primarily as a function of our product mix. For example, our gross margin percentages were 42%, 38%, 41% and 40% in the first, second, third and fourth quarters of fiscal 2009, respectively. To the extent that cabinets and other lower-margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin percentage.

  Research and product-development expense (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Research and product-development	$16,091	$18,964	$13,321
Research and product-development as a percentage of revenue	19%	19%	18%

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

        Research and product-development expenses decreased by $2.9 million, or 15.1%, to $16.1 million in 2009 as compared to $19.0 million in 2008. The decrease in research and product-development expenses was primarily attributable to decreased development expenses and lower compensation expenses attributed to a reduction in work force, offset partially by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.

        Research and product-development expenses increased by $5.7 million, or 42%, to $19.0 million in 2008 as compared to $13.3 million in 2007. The increase in research and product-development expenses was attributable to increased personnel and related costs, certain costs related to the Terawave Communications, Inc. asset purchase and expenses associated with the development of our GPON equipment.

        We currently expect research and product-development expenses to be largely consistent with current expense levels in future periods.

  Sales and marketing expenses (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Sales and marketing	$17,588	$19,855	$14,650
Sales and marketing as a percentage of revenue	21%	20%	19%

        Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities. Sales and marketing expenses decreased by $2.3 million, or 11.4%, to $17.6 million in 2009 as compared to $19.9 million in 2008. The decrease was primarily attributed to lower commission expense, lower personnel and related expense attributed to a reduction in force, and lower contractor expense, offset partially by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.

        Sales and marketing expenses increased by $5.2 million, or 36%, to $19.9 million in 2008 as compared to $14.7 million in 2007. This increase was primarily due to increased headcount, commissions and marketing events.

        We currently expect sales and marketing expenses to be largely consistent with current expense levels in future periods, but may vary with levels of customer bookings.

  General and administrative expenses (in thousands, except percentages)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
General and administrative	$7,940	$10,812	$11,823
General and administrative as a percentage of revenue	9%	11%	16%

        General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $2.9 million, or 27%, to $7.9 million for the year ended December 31, 2009 as compared to $10.8 million for the year ended December 31, 2008. General and administrative expenses decreased primarily due to lower personnel and related expense, lower legal fees due to insurance reimbursements, offset partially by an increase in stock-based compensation expense, primarily related to the grant of performance based equity incentive awards.

        General and administrative expenses decreased by $1.0 million, or 9%, to $10.8 million for the year ended December 31, 2008 as compared to $11.8 million for the year ended December 31, 2007. General and administrative expenses decreased primarily due to lower legal and accounting fees related to the audit committee review.

        We currently expect general and administrative expenses to be consistent with current expense levels in future periods.

        Purchase of in-process research and development(in thousands, except percentages)

        In 2009 and 2008, we did not incur charges for in-process research and development. During 2007, we recorded charges for purchased in-process research and development of $2.2 million in October 2007 associated with our purchase of certain assets of Terawave Communications, Inc.

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

  Stock-based compensation (in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cost of revenue	$504	$377	$233
Research and product development	1,152	1,128	754
Sales and marketing	1,002	731	558
General and administrative	1,370	811	546

Total stock-based compensation	$4,028	$3,047	$2,091

        Effective as of the first quarter of fiscal 2006, we began recording the fair value of our stock-based compensation in our consolidated financial statements in accordance with FASB Accounting Standard Codification Topic 718, stock-based compensation. We anticipate that the stock-based compensation expense calculated under FASB Accounting Standard Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

        Stock-based compensation expenses increased by approximately $1.0 million, or 32%, to $4.0 million for the year ended December 31, 2009 as compared to approximately $3.0 million for the year ended December 31, 2008. This net increase was primarily attributable to the stock-based compensation expense of $0.8 million related to the performance based equity incentive awards granted during the third quarter of 2009 and additional grants of options and awards during the year.

        Stock-based compensation expenses increased by approximately $0.9 million, or 46%, to $3.0 million for the year ended December 31, 2008 as compared to approximately $2.1 million for the year ended December 31, 2007. This net increase is attributable to the grants of additional options and awards offset by an increase in the forfeiture rate used in our stock-based compensation expense calculations.

        We anticipate that the stock-based compensation expense will continue to have a material effect on our consolidated statement of operations.

  Interest income (expense), net (in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Interest income	$267	$1,182	$2,637
Interest expense	(40)	(62)	(5)

Total interest income (expense), net	$227	$1,120	$2,632

        Interest income, net decreased by 80% from 2008 to 2009. This decrease in interest income was principally attributable to lower average restricted cash balances earning interest and generally lower interest rates.

        Interest income, net decreased 57% from 2007 to 2008. This decrease in interest income was principally attributable to lower average cash balances and lower interest rates.

  Provision for(benefit from) income taxes (in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Provision for (benefit from) income taxes	$(206)	$256	$56

        For income tax purposes, we consider our annual income and the utilization of our net operating losses and tax credits carryforwards among other factors. For the years ended December 31, 2009, 2008 and 2007, we recorded income tax benefit of $206,000, and income tax expense of $256,000 and 56,000, respectively, for federal and state income taxes. The decrease in the income tax expense is primarily attributable to federal refundable tax credits and net operating loss carrybacks available under a change in the tax law during the fourth quarter of 2009.

  Net operating loss carry-forwards

        As of December 31, 2009, we had net operating loss carryforwards of approximately $113.7 million and $88.8 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2010, respectively. In addition, we have federal research tax credits of $1.6 million and state research tax credits of $2.0 million. The federal research tax credits will expire beginning in 2022. State credits may be carried forward indefinitely.

        We believe an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of our net operating loss and credit carryforwards. We are currently analyzing whether a change occurred and the related impact on our gross deferred tax assets, if any. As our analysis is not complete, the impact to gross deferred tax assets is uncertain.

Liquidity and Capital Resources

        Our future capital requirements depend on many factors, some of which are outside of our control. We expect our cash used in operations to decrease in 2010 at a lesser rate as compared to 2009 in part due to cost control initiatives implemented in 2009. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will continue to grow, that we do not experience an adverse result in existing litigation or new legal proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

        A significant portion of our cash balances are restricted to secure performance bonds which we are sometimes required to post in connection with customer purchases under the RUS program of the United States Department of Agriculture. Restricted cash totaled approximately $5.7 million and $13.8 million as of December 31, 2009 and 2008, respectively.

        We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures.

  Comparison 2009 and 2008

        As of December 31, 2009, we had cash and cash equivalents of $39.3 million, restricted cash of $5.7 million, stockholders' equity of $52.9 million, and working capital of $45.5 million, compared with cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders' equity of

$57.2 million, and working capital of $48.0 million as of December 31, 2008. The increase in our cash and cash equivalents from December 31, 2008 to December 31, 2009 was primarily related to a decrease in restricted cash. During 2009 we incurred costs of approximately $1.1 million for the purchase of property and equipment.

        Net cash provided by operating activities for 2009 was $1.4 million compared to net cash used in operating activities of $1.9 million in 2008. The sum of our net loss and certain non-cash expenses, such as stock-based compensation expense, depreciation and, accounts receivable reserves and inventory reserves resulted in an outflow of $1.4 million compared to an inflow of $0.1 million in the 2008 period. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $2.8 million in the 2009 period compared to a cash outflow of $2.0 million in the 2008 period.

        Net cash provided by investing activities was $7.0 million in the year ended December 31, 2009, compared to net cash used in investing activities of $6.0 million 2008. Cash provided by investing activities for the year ended 2009, was primarily due to a net decrease of $8.1 million in restricted cash the result of net cash released in connection with our RUS contract performance bonds. Net cash used in investing activities was $6.0 million, in the year ended December 31, 2008, due to $5.0 million for purchases of property and equipment of which $3.1 million was for our facility in Fremont, California.

        Cash provided by financing activities was $0.6 million in the year ended December 31, 2009, compared to $0.6 million in 2008, mainly due to proceeds from the issuance of common stock under the employee stock purchase plan, or ESPP, of $0.6 million and exercise of stock options of $0.2 million offset by payments of payroll taxes for vested restricted stock units of $0.2 million, as compared to proceeds of $0.6 million, mainly due to the issuance of common stock under the employee stock purchase plan or ESPP, proceeds of $69,000 for the exercise of stock options, offset by payments of payroll taxes for vested restricted stock units of $85,000 for the same period in 2008.

  Comparison 2008 and 2007

        As of December 31, 2008, we had cash and cash equivalents of $30.4 million, restricted cash of $13.8 million, stockholders' equity of $57.2 million, and working capital of $48.0 million, compared with cash and cash equivalents of $37.6 million, restricted cash of $13.1 million, stockholders' equity of $60.3 million, and working capital of $51.8 million as of December 31, 2007. The reduction in our cash and cash equivalents from December 31, 2007 to December 31, 2008 was primarily related to our net loss from operations for 2008, including leasehold improvements, equipment purchases and purchases of performance bonds. During 2008 we incurred costs of approximately $2.2 million for leasehold improvements and purchase of property and equipment of $2.8 million, primarily for our office in Fremont, California.

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

        Net cash used in investing activities was $6.0 million in the year ended December 31, 2008, compared to $20.9 million in 2007. Cash used in investing activities for the year ended 2008, was primarily due to $5.0 million for purchases of property and equipment of which $3.1 million was for our facility in Fremont, California, compared to $8.0 million for purchases of property and equipment which was primarily leasehold improvements for our corporate headquarters in Santa Barbara,

California during 2007, an increase of $0.7 million in restricted cash related to performance bonds and increase of $0.3 million in intangible assets.

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

  Working Capital

  Comparison of 2009 and 2008

        Working capital decreased to $45.5 million at December 31, 2009, compared to $48.0 million at December 31, 2008. The decrease was primarily attributable to our net loss and decreases in receivables, inventories partially offset by a decrease in deferred revenue.

  Comparison of 2008 and 2007

        Working capital decreased to $48.0 million at December 31, 2008, compared to $51.8 million at December 31, 2007. The decrease was primarily attributable to our net loss, leasehold improvements and purchase of equipment for our facility in Fremont, and purchases of performance bonds for our RUS contracts.

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

        The following table summarizes our minimum purchase commitment to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments(1)	$14,840	$14,840	$—	$—	$—
Operating leases	$6,931	$1,447	$2,974	$1,543	$967
Licensing agreements	$135	$125	$10	$—	$—
Capital leases	$46	$29	$17	$—	$—

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

The unrecognized tax liability of approximately $9.3 million related to unrecognized tax benefits is not included in the table above due to the significant tax net loss and research tax credit carry forward position of the Company. If some or all of the unrecognized tax benefit liability became a recognized tax liability, it would result in reduction of these net operating losses and tax credits and would not result in the use of cash to satisfy the tax liability.

  Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

  Indemnification Obligations

        We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. In connection with our 2006 public offering, we also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2009, we did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of December 31, 2009, we had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $176,460. As of December 31, 2009, we had reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $240,050.

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

  Recent Accounting Pronouncements

        In September 2009, the Emerging Issues Task Force, or EITF, released a final consensus on Issue No. 08-1, Revenue Arrangements with Multiple Deliverables. Issue No. 08-1 enables entities to separately account for individual deliverables for many more revenue arrangements. Issue No. 08-1 is effective for the Company beginning on January 1, 2011, with early adoption permitted. EITF 08-1 was codified into the Revenue Recognition topic of the FASB ASC. We elected to early adopt this EITF Issue and the adoption of this issue did not have an impact on our financial position, results of operations, and cash flows.

        In September 2009, the EITF released a final consensus on a new revenue recognition standard, Issue No. 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements" (EITF 09- 3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of the company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. We elected to early adopt this EITF Issue and the adoption of this issue did not have an impact on our financial position, results of operations, and cash flows.

        In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this standard only impacts the references to the accounting standards. References to accounting standards in this Form 10-K now refer to the relevant ASC topic.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. SFAS No. 165 was codified in the ASC topic on Subsequent Events.

        In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The above staff positions did not have a material impact on our financial position, results of operations, and cash flows. The above staff positions and ABP 28-1 were codified in the ASC topic on Financial Instruments.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009, which we refer to as the Evaluation Date or the end of the period covered by this Annual Report on Form 10-K.

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

        Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2009 based on the COSO criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

        The company's management previously identified and disclosed a material weakness in internal control over financial reporting relating to revenue recognition. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We have been actively engaged during 2008 and 2009 in the implementation of remediation efforts to address the material weakness in controls over the revenue process that was in existence at December 31, 2007. These remediation efforts, outlined below, were specifically designed to address the material weakness previously identified and reported.

        The company's restatement, announced on October 16, 2007, was attributed to errors in revenue accounting that resulted from deficiencies in our internal controls, in particular resulting from internal communication failures between our finance and sales departments, a lack of clear understanding by, and communication to, sales personnel of technical accounting rules, understaffed finance functions, and on occasion, failure of finance personnel to apply technical revenue recognition rules correctly.

        During 2008, the company's management continued to implement steps from the remediation plan prescribed by the Audit Committee to address our material weakness. All remediation steps were implemented at December 31, 2008. The effectiveness of these remediation steps was monitored and tested throughout 2009. This testing indicated that the strength, reliability and sustainability of our internal control relating to the sales generating and revenue process improved due to the operating effectiveness of actions taken.

        In addition, we remediated three specific control deficiencies during the first two quarters of 2009: (i) we increased segregation of duties within our Order Management group, limiting individual system access right to ensure that no single individual had the ability to book, ship, and invoice orders; (ii) we provided for a more comprehensive process related to the issuance of and approval requirements for credit memos; and (iii) we improved consistency in the documentation and retention of written approvals for special pricing terms. We validated the operating effectiveness of internal controls addressing these three deficiencies through testing conducted throughout the third and fourth quarters of 2009.

        Finally, in the first three quarters of 2009, we undertook a company-wide initiative to take a holistic view at its quote-to-cash process in an effort to improve business processes and corresponding internal controls in a collaborative and sustainable manner. In the fourth quarter of 2009, we verified that enhancements and improvements to internal controls, primarily preventive controls that occur early in the sales process, implemented as part of this initiative were providing expected benefits and operating effectively.

        Based upon the significant actions taken in 2008 and 2009 and the testing and evaluation of the effectiveness of the controls, the company's management has concluded the material weakness relating to revenue recognition no longer existed as of December 31, 2009.

  Limitations of Internal Control Procedures

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

  Changes in Internal Control Over Financial Reporting

        Changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary

        We have audited Occam Networks, Inc. and Subsidiary's (collectively, the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occam Networks, Inc. and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 23, 2010 expressed an unqualified opinion.

/s/ SingerLewak LLP

San Jose, California
February 23, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

        The information required by this Item is set forth under the captions "Proposal One—Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board and Board Committees" in our 2010 Proxy Statement to be filed by us within 120 days of the end of our 2009 fiscal year pursuant to General Instruction G(3) of Form 10-K and is herein incorporated by reference.

Executive Officers

        Biographical information regarding Occam's executive officers as of December 31, 2009 is found in Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant." There are no immediate family relationships between or among any of our executive officers or directors.

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

        The Code of Ethics is available at our website, located at http://www.occamnetworks.com/pdf/ir_codeconduct.pdf. This website address is intended to be an inactive, textual reference only. None of the material on our website is part of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is set forth under the captions "Executive Compensation and Related Information," "Corporate Governance—Board Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our 2010 Proxy Statement to be filed by us within 120 days of the end of our 2009 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2010 Proxy Statement to be filed by us within 120 days of the end of our 2009 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is set forth under the captions "Related Party Transactions" and "Corporate Governance—Board and Board Committees—Independent Directors" in our 2010 Proxy Statement to be filed by us within 120 days of the end of our 2009 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is included under the captions "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2010 Proxy Statement to be filed by us within 120 days of the end of our 2009 fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

    (3)
    Exhibits

        The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 20, 2009).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.1(2)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2(2)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to Exhibit 10.78 of the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.3(2)
Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder, amended as of April 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-159124)).
10.4(2)	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008).

Exhibit No.	Exhibit Title
10.5	Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (File No. 333-134318)).
10.6(2)
Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.7(2)	Registrant's 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.8(2)	Registrant's 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.9(2)	Registrant's 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.3 of the Registrant's Statement on Form S-8 (File No. 333-91070)).
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
10.12(2)
Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed on September 14, 2005).
10.13(2)
Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.14	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).
10.15
Standard Industrial/Commercial Multi Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.26 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.16
Amendment to Standard Industrial/Commercial Multi Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.26.1 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.17
Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2007).

Exhibit No.	Exhibit Title
10.18(2)	Form of Change of Control Agreement, as amended and restated effective as of December 10, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 2, 2009).
10.19
Lease Agreement between Prologis Limited Partnership I and Registrant dated as of March 14, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on March 18, 2008).
10.20(2)	Offer letter with Jeanne Seeley dated May 3, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on May 8, 2008).
*11.1	Statement re computation of income (loss) per share (included on page F-34 of this Annual Report).
14.1	Registrant's Code of Business Conduct and Ethics, as amended November 18, 2008 (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K filed on March 2, 2009).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Annual Report).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensatory plan, contract or arrangement.

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

OCCAM NETWORKS, INC.
Dated: February 23, 2010	By:	/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson President, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ ROBERT L. HOWARD-ANDERSON Robert L. Howard-Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010
/s/ JEANNE SEELEY Jeanne Seeley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2010
/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	February 23, 2010
/s/ ROBERT E. BYLIN Robert E. Bylin	Director	February 23, 2010

Signature	Title	Date

/s/ ROBERT B. ABBOTT Robert B. Abbott	Director	February 23, 2010
/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	February 23, 2010
/s/ ALBERT J. MOYER Albert J. Moyer	Director	February 23, 2010
/s/ BRIAN STROM Brian Strom	Director	February 23, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Registrant's Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 6, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on November 7, 2006).
3.2	Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 20, 2009).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.1(2)	1997 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.2(2)	Amended and Restated 2000 Stock Incentive Plan, as amended June 2005 (incorporated by reference to Exhibit 10.78 of the Registrant's Annual Report on Form 10-K filed on March 30, 2006).
10.3(2)	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder, amended as of April 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-159124)).
10.4(2)	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008).
10.5	Form of Indemnification Agreement for all officers and directors effective August 14, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (File No. 333-134318)).
10.6(2)	Employment Agreement dated February 13, 2002 between the Registrant and Robert L. Howard Anderson (incorporated by reference to Exhibit 10.46 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2002).
10.7(2)	Registrant's 1999 Stock Plan (incorporated by reference to Exhibit 4.1 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.8(2)	Registrant's 1999 Stock Plan, Form of Stock Option Agreement—Early Exercise (incorporated by reference to Exhibit 4.2 on the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.9(2)	Registrant's 1999 Stock Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 4.3 of the Registrant's Statement on Form S-8 (File No. 333-91070)).
10.10(1)	Materials and Manufacturing Agreement Board Assembly Agreement dated as of March 15, 1999, by and between the Registrant and the Semiconductor Group of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-31732)).
10.11	Fourth Amended and Restated Investors' Rights Agreement, dated as of January 7, 2005, among the Registrant and certain holders of its capital stock (incorporated by reference to Exhibit 10.62 of the Registrant's Current Report on Form 8-K filed on January 13, 2005).

Exhibit No.	Exhibit Title
10.11.1	Amendment No. 1 to Fourth Amended and Restated Investors' Rights Agreement dated as of March 23, 2005 (incorporated by reference to Exhibit 10.66 of the Registrant's Current Report on Form 8-K filed on March 24, 2005).
10.12(2)	Executive Officer Stock Grant Program—Restricted Stock Grant Agreement dated September 12, 2005 (incorporated by reference to Exhibit 10.75 of the Registrant's Current Report on Form 8-K filed on September 14, 2005).
10.13(2)	Form of Director Offer Letter dated September 16, 2004 for Robert Bylin, Thomas Pardun and Kenneth Cole (incorporated by reference to Exhibit 10.71 of the Registrant's Registration Statement on Form S-1 and all amendments thereto (File No. 333-125060)).
10.14	Warrant to Purchase Stock, dated June 16, 2003 (incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2003).
10.15	Standard Industrial/Commercial Multi Tenant Lease, dated October 12, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.26 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.16	Amendment to Standard Industrial/Commercial Multi Tenant Lease, dated November 20, 2006, by and between the Registrant and Cortona Opportunity Ltd., (incorporated by reference to Exhibit 10.26.1 of the Registrant's Current Report on Form 8-K filed on December 11, 2006).
10.17	Asset Purchase Agreement, dated September 27, 2007, by and between the Registrant and Terawave Communications, Inc., a California corporation (incorporated by reference to Exhibit 10.80 of the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2007).
10.18(2)	Form of Change of Control Agreement, as amended and restated effective as of December 10, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed on March 2, 2009).
10.19	Lease Agreement between Prologis Limited Partnership I and Registrant dated as of March 14, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on March 18, 2008).
10.20(2)	Offer letter with Jeanne Seeley dated May 3, 2008 (incorporated by reference to Exhibit 10.82 of the Registrant's Current Report on Form 8-K filed on May 8, 2008).
*11.1	Statement re computation of income (loss) per share (included on page F-34 of this Annual Report).
14.1	Registrant's Code of Business Conduct and Ethics, as amended November 18, 2008 (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K filed on March 2, 2009).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed on March 31, 2005).
*23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Annual Report).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit No.	Exhibit Title
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)
Confidential treatment has been requested and received for certain portions of this exhibit.

(2)
Management compensatory plan, contract or arrangement.

*
Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occam Networks, Inc. and Subsidiary
Santa Barbara, California

        We have audited the accompanying consolidated balance sheets of Occam Networks, Inc. and subsidiary (collectively, the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Occam Networks, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occam Networks, Inc. and subsidiary's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2010 expressed an unqualified opinion on the effectiveness of Occam Network, Inc. and subsidiary's internal control over financial reporting.

/s/ SingerLewak LLP
San Jose, California February 23, 2010

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,268	$30,368
Restricted cash	5,721	13,771
Accounts receivable, net	14,874	17,391
Inventories	12,927	16,761
Prepaid and other current assets	1,426	3,290

Total current assets	74,216	81,581
Property and equipment, net	8,699	10,834
Intangibles, net	156	251
Other assets	91	68

Total assets	$83,162	$92,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,274	$6,911
Accrued expenses	6,999	8,687
Deferred revenue	13,035	17,612
Deferred rent	361	394
Capital lease obligations	26	24

Total current liabilities	28,695	33,628
Deferred rent, net of current portion	1,597	1,892
Capital lease obligations, net of current portion	20	43

Total liabilities	30,312	35,563
Commitments and contingencies (note 13)
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 20,669,089 and 20,268,488 shares issued and outstanding at December 31, 2009 and 2008, respectively	289	289
Additional paid-in capital	188,013	183,409
Accumulated deficit	(135,452)	(126,527)

Total stockholders' equity	52,850	57,171

Total liabilities and stockholders' equity	$83,162	$92,734

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenue	$84,046	$99,268	$75,149
Cost of revenue	50,019	56,877	46,137

Gross margin	34,027	42,391	29,012
Operating expenses:
Research and product-development	16,091	18,964	13,321
Sales and marketing	17,588	19,855	14,650
General and administrative	7,940	10,812	11,823
Restructuring charges	213	—	—
Loss on legal settlement	1,700	—	—
In-process research and development	—	—	2,180

Total operating expenses	43,532	49,631	41,974

Loss from operations	(9,505)	(7,240)	(12,962)
Other income (expense), net	147	(342)	—
Interest income, net	227	1,120	2,632

Loss before provision for (benefit from) income taxes	(9,131)	(6,462)	(10,330)
Provision for (benefit from) income taxes	(206)	256	56

Net loss	(8,925)	(6,718)	(10,386)

Basic and diluted net loss per share	$(0.44)	$(0.34)	$(0.53)

Shares used to compute basic and diluted net loss per share	20,259	19,874	19,760
Stock-based compensation included in:
Cost of revenue	$504	$377	$233
Research and product-development	1,152	1,128	754
Sales and marketing	1,002	731	558
General and administrative	1,370	811	546

Total stock-based compensation	$4,028	$3,047	$2,091

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

Years Ended December 31, 2007, 2008 and 2009

	Common Stock
				Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Warrants			Total
Balance at December 31, 2006	19,713	$288	$331	$176,947	$(109,423)	$68,143
Stock-based compensation	—	—	—	2,091	—	2,091
Issuance costs	—	—	—	(75)	—	(75)
Exercise of stock options	40	1	—	230	—	231
Stocks issued under the employee stock purchase plan	21	—	—	245	—	245
Tax benefit from stock option activity	—	—	—	17	—	17
Net loss	—	—	—	—	(10,386)	(10,386)

Balance at December 31, 2007	19,774	$289	$331	$179,455	$(119,809)	$60,266

Stock-based compensation	—	—	—	3,047	—	3,047
Exercise of stock options	20	—	—	69	—	69
Stocks issued under the employee stock purchase plan	170	—	—	587	—	587
Restricted stock units issued	61	—	—	(85)	—	(85)
Restricted stock issued	244	—	—	—	—	—
Tax benefit from stock option activity	—	—	—	5	—	5
Expiration of Warrants	—	—	(331)	331	—	—
Net loss	—	—	—	—	(6,718)	(6,718)

Balance at December 31, 2008	20,269	$289	$—	$183,409	$(126,527)	$57,171

Stock-based compensation	—	—	—	4,028	—	4,028
Exercise of stock options	49	—	—	165	—	165
Stocks issued under the employee stock purchase plan	204	—	—	571	—	571
Restricted stock units issued	73	—	—	(147)	—	(147)
Restricted stock issued	74	—	—	—	—	—
Tax benefit (expense) from stock option activity	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(8,925)	(8,925)

Balance at December 31, 2009	20,669	$289	$—	$188,013	$(135,452)	$52,850

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Operating activities
Net income (loss)	$(8,925)	$(6,718)	$(10,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	4,028	3,047	2,091
Acquired in-process research and development	—	—	2,180
Depreciation and amortization	3,304	3,191	1,866
Impairment of intangibles	—	981	—
Accounts receivable reserves	99	(33)	—
Inventory reserves	312	(405)	325
Loss from disposal of property and equipment	—	26	—
Rent expense reduction from lease incentive	—	—	(208)
Tax benefit (expense) from exercise of stock options	(13)	5	17
Changes in operating assets and liabilities:
Accounts receivable	2,616	2,354	(3,778)
Inventories	3,522	(3,179)	(1,784)
Prepaid expenses and other assets	1,841	(1,167)	(924)
Accounts payable	1,363	(3,224)	2,448
Accrued expenses	(1,688)	2,223	2,442
Deferred revenue	(4,577)	299	4,391
Deferred rent	(328)	750	141

Net cash provided by (used in) operating activities	1,356	(1,850)	(1,179)
Investing activities
Purchase of technologies and assets, net of cash acquired and liabilities assumed	—	—	(5,192)
Proceeds from operating lease incentive	—	—	1,586
Purchases of property and equipment	(1,074)	(5,040)	(8,452)
Restricted cash	8,050	(668)	(8,725)
Intangibles and other assets	—	(285)	(85)

Net cash provided by (used in) investing activities	6,976	(5,993)	(20,868)
Financing activities
Proceeds from capital lease financing	—	7	73
Payments of capital lease obligations	(21)	(4)	(9)
Proceeds (payments) from issuance of common stock, net of issuance costs	—	—	(75)
Proceeds from employee stock purchase plan	571	587	245
Payment of payroll taxes for vested restricted stock units	(147)	(85)	—
Proceeds from the exercise of stock options	165	69	231

Net cash provided by financing activities	568	574	465
Net increase (decrease) in cash and cash equivalent	8,900	(7,269)	(21,582)
Cash and cash equivalents, beginning of period	$30,368	$37,637	$59,219

Cash and cash equivalents, end of period	$39,268	$30,368	$37,637

Supplemental disclosure of cash flow information
Income taxes paid	202	40	267

Interest paid	5	62	4

The accompanying notes are an integral part of these consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1. Organization, Business and Basis of Presentation

        Occam Networks, Inc. ("Occam," the "Company," "we" or "us") develops markets and supports innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks. The Company's core product line is the Broadband Loop Carrier (BLC), an integrated hardware and software platform that uses Internet Protocol (IP) and Ethernet technologies to increase the capacity of local access networks, enabling the delivery of advanced Triple Play services. The Company also offers a family of Optical Network Terminals (ONTs) for fiber optic networks, remote terminal cabinets, and professional services.

        The Company is the successor corporation of the May 2002 merger of Occam Networks, Inc., a private California corporation, with Accelerated Networks, Inc., a publicly-traded Delaware corporation. Occam Networks was incorporated in California in July 1999. Accelerated Networks was incorporated in California in October 1996 under the name "Accelerated Networks, Inc." and was reincorporated in Delaware in June 2000. The May 2002 merger of these two entities was structured as a reverse merger transaction in which Accelerated Networks succeeded to the business and assets of Occam Networks. In connection with the merger, Accelerated Networks changed its name to Occam Networks, Inc., a Delaware corporation. Unless the context otherwise requires, references to "Occam Networks," "Occam" or the "Company" refer to Occam Networks, Inc. as a Delaware corporation and include the predecessor businesses of Occam, the California corporation, and Accelerated Networks. As required by applicable accounting rules, financial statements, data, and information for periods prior to May 2002 are those of Occam, the California corporation. Occam, as a predecessor business or corporation, is sometimes referred to as "Occam CA."

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

        The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-K.

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

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Restricted Cash—At December 31, 2009, restricted cash consisted of $5.7 million, most of which is related to performance bonds required for RUS funded contracts.

        Financial Instruments—Due to their short-term nature and a relatively stable interest rate environment the carrying values of financial instruments, which include accounts receivable, inventories, accounts payable, deferred sales and accrued expenses approximate fair values at December 31, 2009 and 2008. The carrying value of notes payable approximates fair value as they bear interest commensurate with their risk.

        Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Provisions for doubtful accounts are recorded in general and administrative expenses. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. Occam reviews the allowance for doubtful accounts regularly. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. As of December 31, 2009 and 2008, the allowance for doubtful accounts were $23,000 and $122,000, respectively.

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

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Long-Lived Assets—The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company identified no such impairment losses as of December 31, 2009.

        Intangibles—Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives are amortized over their estimated finite lives, and reviewed for impairment in accordance with FASB Accounting Standards Codification Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company identified no such impairment losses as of December 31, 2009.

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

        Deferred Rent—Deferred rent consist primarily of a $1.6 million cash lease incentive and is being amortized over the life of the lease as an offset to rent expense. Lease incentive is accounted for in accordance with FASB Accounting Standard Codification Topic 840, "Accounting for Leases."

  Revenue Recognition

        Occam generally recognizes revenue under SAB 104 in the period when all of the requirements of SAB 104 have been met:

  •
  persuasive evidence of sales arrangements,

  •
  delivery has occurred or services have been rendered,

  •
  the buyer's price is fixed or determinable and

  •
  collection is reasonably assured.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company sells hardware products that contain embedded operating system software, which the Company has determined are "incidental" to the hardware products. Revenue is recognized for these products under SAB 104. The Company has one minor software network management product which is a stand alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial. In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. The Company elected to early adopt this accounting guidance in the fourth quarter of fiscal 2009 on a prospective basis for applicable transactions.

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

        If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards to allow the use of best estimate of selling price in addition to vendor specific objective evidence ("VSOE') and TPE for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. The Company elected to early adopt this accounting guidance in the fourth quarter of fiscal 2009 on a prospective basis for applicable transactions. The adoption of this accounting guidance did not have an impact on any quarterly period in 2009.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses "estimated selling price" ("ESP") in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for new products, and it applies to a small proportion of the Company's arrangements with multiple deliverables. The Company determines ESP for a product or service by considering multiple factors including, but not limited to,geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

        In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture's Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company's products does not occur until customer acceptance, however the Company waited for final cash payment on these contracts before recognizing revenue. Effective January 1, 2009 based on historical experience, the Company has determined that revenue recognition on RUS contracts is appropriate upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met. As a result the Company recognized approximately $6.1 million in revenue for the year ended December 31, 2009 based on customer acceptance, not final cash payment.

        Costs for the development of new software—The Company accounts for the development of new software and substantial enhancements to existing software, in accordance with Financial Accounting Standards Codification Topic 985-20, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrent with the product launch, accordingly, no costs have been capitalized to date.

        Costs of Computer Software Developed or Obtained for Internal Use—The Company accounts for the costs of computer software developed or obtained in accordance with FASB Accounting Standard Codification Topic 350-40. The Company has incurred no significant costs in 2009 related to computer software developed or obtained for internal use.

        Net Loss Per Share—Basic and diluted net loss per share was computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share does not consider potential common shares because their effect is antidilutive. Potential common shares are incremental shares of common stock issuable upon the exercise of stock options and warrants.

        Accounting for Stock-Based Compensation—Beginning on January 1, 2006 and November 7, 2006, Occam began accounting for stock options and the Employee Stock Purchase Plan (ESPP) shares, respectively, under the provisions of FASB Accounting Standard Codification Topic 718, which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing FASB Accounting Standard Codification Topic 718, including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards, less estimated forfeitures, is amortized over the service period of the award, and Occam has elected to use the straight-line method. Occam makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of FASB Accounting Standard Codification Topic 718, Occam accounted for stock options under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Accounting Standard Codification

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

Topic 718". Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the Consolidated Financial Statements were estimated using a Black-Scholes option valuation model.

        Warrants Issued with Notes Payable, Preferred Stock or Lines of Credit—In accordance with FASB Accounting Standard Codification Topic 470-20, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocates the proceeds received between the note payable or preferred stock and warrants based on their relative fair values. The resulting discount recorded on the note payable is accreted to interest expense over the term of the note. The fair value of warrants issued in connection with lines of credit are recorded as other assets and amortized to interest expense over the term of the line of credit agreement.

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

        Segment Information—FASB Accounting Standard Codification Topic 280, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way companies report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Based on the manner in which management analyzes its business, the Company has determined that its business consists of one operating segment.

        Comprehensive Income (Loss)—FASB Accounting Standard Codification Topic 220, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the years ended December 31, 2009, 2008 and 2007, respectively, there were no differences between the Company's net income (loss) and total comprehensive income (loss).

        Principles of Consolidation—The consolidated financial statements include the accounts of Occam Networks, Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

  Recent Accounting Pronouncements

        In September 2009, the Emerging Issues Task Force released a final consensus on Issue No. 08-1, Revenue Arrangements with Multiple Deliverables. Issue No. 08-1 enables entities to separately account for individual deliverables for many more revenue arrangements. Issue No. 08-1 is effective for the Company beginning on January 1, 2011, with early adoption permitted. EITF 08-1 was codified into the Revenue Recognition topic of the FASB ASC. We early adopted this EITF Issue and the adoption of this issue did not have an impact on our financial position, results of operations, and cash flows.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

        In September 2009, the Emerging Issues Task Force released a final consensus on a new revenue recognition standard, Issue No. 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements" (EITF 09- 3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of the company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. We early adopted this EITF Issue and the adoption of this issue did not have an impact on our financial position, results of operations, and cash flows.

        In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this standard only impacts the references to the accounting standards. References to accounting standards in this Form 10-K now refer to the relevant ASC topic.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. SFAS No. 165 was codified in the ASC topic on Subsequent Events.

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

December 31, 2009

Note 2. Summary of Significant Accounting Policies (Continued)

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

Note 3. Fair Value Measurements

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

        In accordance with this guidance, we measure our cash equivalents at fair value. Our cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of our money market funds was $33.8 million at December 31, 2009.

        Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Inventories

        Inventories consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Raw materials	$274	$495
Work-in-process	56	4
Finished goods(1)	12,597	16,262

Total inventories	$12,927	$16,761

(1)
$6.2 million and $8.1 million of finished goods inventory were shipped to customers as of December 31, 2009 and December 31, 2008, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related Cost of revenue were not recognized at the time of shipments as defined by the Company's revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these audited condensed consolidated financial statements.

Note 5. Property and Equipment

        The major components of property and equipment are as follows (in thousands):

	December 31, 2009	December 31, 2008
Computer hardware and software	$11,095	$10,074
Furniture and fixtures	2,439	2,419
Equipment under capital leases (Note 8)	97	97
Leasehold improvements	7,945	7,912

	21,576	20,502
Less accumulated depreciation and amortization	(12,877)	(9,668)

Property and equipment, net	$8,699	$10,834

Note 6. Intangibles

        The following table summarizes the components of intangible assets (in thousands):

	December 31, 2009	December 31, 2008
Intangible assets with definite lives
Software license	$285	$285

	285	285
Less accumulated amortization	129	34

Intangibles assets with definite lives	156	251

Intangibles, net	$156	$251

        Definite lived intangible assets are amortized over their estimated finite lives of 36 months for software licenses. In October 2007, we had purchased certain assets from Terawave

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 6. Intangibles (Continued)

Communications Inc., including a broadband passive optical network (BPON) line of business that addressed Metro- Ethernet/Telemetry applications. We intended to sell this line of business and recorded an intangible asset of approximately $0.8 million as of the asset acquisition date. During the quarter ended March 31, 2008, we were unable to secure a feasible offer and therefore decided to terminate the sales efforts and instead focus on bringing new GPON technology to market. As a result of this decision, we wrote-off both the intangible asset and the related inventory.

Note 7. Accrued Expenses

        The major components of accrued expenses are as follows (in thousands):

	December 31, 2009	December 31, 2008
Payroll, paid time off, bonus and related accruals	$1,620	$2,727
Warranty accruals	4,818	4,326
Commissions	234	316
Other accruals	327	1,318

Total	$6,999	$8,687

Note 8. Capital Leases

        The Company leases certain equipment under capital lease agreements that expire at various times during 2011. The terms of the leases are 48 months.

        The following is a schedule by year of the future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2009 (in thousands):

Years Ending December 31,
2010	29
2011	16
2012	1
Thereafter	—

Total minimum lease payments	$46
Amount representing interest	(3)

Present value of net minimum lease payments	$43

Present value of net minimum lease payments, current	$26

Present value of net minimum lease payments, non-current	$20

	Capitalized Cost	Accumulated Depreciation	Net Book Value December 31, 2009
Equipment under capital leases	$97	$(80)	$17

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity

  Common Stock Reserved For Issuance

        The following represents the number of common shares reserved for future issuance (in thousands):

	December 31, 2009	December 31, 2008
Common warrants	13	13
Common stock options outstanding	3,923	3,015
Restricted stock units outstanding	315	180
Reserves for future grants	1,525	1,612
Employee stock purchase plan	401	305

Total shares reserved for future issuances	6,177	5,125

  Common Stock Warrants

        From years 2000 to 2004, the Company issued warrants to purchase shares of common stock in connection with the issuance of certain financing arrangements. These warrants have expired on various dates between 2005 through 2006 and the corresponding warrant related charges were reclassified to additional paid in capital common stock. All warrants are immediately exercisable. The following table summarizes the warrants outstanding as of December 31, 2009:

Expiration Date	Exercise Price Per Share	Number of Shares Underlying Warrant
June 16, 2010	$10.00	12,500

  Stock Options, Stock Awards, Employee Stock Purchase Plan

        In April 1997, Accelerated Networks adopted the 1997 Stock Option/Stock Issuance Plan ("1997 Plan"), which was replaced by the 2000 Stock Incentive Plan ("2000 Plan"). No further grants may be made under the 2000 Plan. The 2000 Plan provided for the issuance of non-qualified or incentive stock options to employees, non-employee members of the board and consultants. The exercise price per share for both non-qualified and incentive stock options was not to be less than 100% of the fair market value per share of the Company's common stock on the date of grant (110% if granted to an employee who owned 10% or more of the voting power of all classes of stock of the Company). Plan administrator has the discretion to determine the vesting schedule. Options may be either immediately exercisable or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested options terminate and all vested options may be exercised within a specified period following termination. Unvested shares that are purchased under options that allow for early exercise are subject to repurchase by the Company at the original exercise price if they remain unvested at the time the holder ceases to be employed by the Company. In general, options expire ten years from the date of grant.

        The 2000 Plan also provided for shares of common stock to be issued directly through either the immediate purchase of shares or as a bonus for services rendered. The purchase price per share was

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

not to be less than 100% of the fair market value per share of the Company's common stock on the date of grant. Vesting terms were at the discretion of the plan administrator and determined at the date of issuance. In the event the holder ceased to be employed by the Company, any unvested shares were subject to repurchase by the Company at the original purchase price. No such shares of common stock were issued under the 2000 Plan.

        During 2000, Occam CA adopted the 1999 Plan. The 1999 Plan provides for the grant of incentive or nonqualified stock options to officers, employees, directors, and independent contractors or agents of Occam CA. The exercise price of incentive stock options was not to be less than 100% of the fair market value of the shares on the date of grant (110% if granted to an employee who owns 10% or more of the voting power of all classes of stock), and the exercise price of non-qualified stock options was not to be less than 85% of the fair market value of the shares on the date of grant (110% if granted to an employee who owns 10% or more of the voting prower of all classes of stock). The board was authorized to administer the 1999 Plan and establish the stock option terms, including the grant price and vesting period. Options granted to employees were generally exercisable upon grant; subject to an ongoing repurchase right of the Company matching the vesting period. The options expired ten years after the date of grant. Pursuant to the terms of the merger agreement, no further stock option grants may be made from the 1999 Plan subsequent to the May 14, 2002 merger date.

        Occam's board of directors adopted the 2006 Equity Incentive Plan (the "2006 Plan") in May 2006, which was approved by the Company's stockholders on August 14, 2006 and amended on November 29, 2007 and April 1, 2009. The 2000 Plan was in effect until the 2006 Plan became effective in November 2006. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and parent and subsidiary corporations' employees and consultants.

        The Company has reserved a total of 5,074,689 shares of the Company's common stock for issuance pursuant to the 2006 Plan. The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2010, equal to the lesser of:

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

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

        The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise.

        The administrator determines the exercise price of options granted under the 2006 Plan, which, subject to certain exceptions, must at least be equal to the fair market value of the Company's common stock on the date of grant, except that with respect to any participant who owns 10% or more of the voting power of all classes of the Company's outstanding stock as of the grant date, the exercise price must equal at least 110% of fair market value on the grant date. The administrator determines the term of all options; provided, that the term of any option may not exceed ten years and the term of any option granted to a participant who owns 10% or more of the voting power of all classes of the Company's stock as of the grant date may not exceed five years.

        No optionee may be granted an option to purchase more than 150,000 shares in any fiscal year, except that, in connection with his or her initial service, an optionee may be granted an additional option to purchase up to 150,000 shares.

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

        Stock appreciation rights may be granted under the 2006 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company's common stock between the exercise date and the date of grant. The administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or in shares of the Company's common stock, or in some combination thereof. The exercise price of a stock appreciation right may not be less than 100% of the fair market value on the date of grant and the term of a stock appreciation right may not exceed ten years. Unless otherwise provided, stock appreciation rights generally expire under the same rules that apply to stock options.

        Restricted stock may be granted under the 2006 Plan. The administrator determines the number of shares of restricted stock granted to any employee, the vesting schedule of such award, and other terms and conditions that govern the award. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may condition vesting on the achievement of specific performance goals. Until the shares of restricted stock vest, they are subject to the Company's right of repurchase or to forfeiture.

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

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

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

        On November 29, 2007, the Company's compensation committee recommended and the board of directors approved an amendment to our 2006 Equity Incentive Plan to eliminate the automatic grant of stock options to new directors at the time of initial election and to continuing directors on an annual basis thereafter. In lieu of the previous program, the board of directors approved a policy providing for the initial grant to newly elected non-employee directors of shares of restricted stock with an approximate value of $80,000 based on the closing price of Occam common stock over the fifteen trading days prior to and including the date of approval of the grant. Initial grants would vest in three equal annual installments on each anniversary of the date of grant. Follow-on grants with an approximate value of $40,000, to be made on annual basis to continuing directors, would be valued on the same basis and would vest in two equal annual installments on each anniversary of the date of grant. On May 7, 2009, the Company's compensation committee recommended and the board of directors approved an amendment to our 2006 Equity Incentive, which removed from the 2006 Plan the provision providing the automatic stock option grants to outside directors.

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

        As of December 31, 2009 there were 5.1 million shares authorized under the Company's stock option plans of which there were 1.5 million shares available under current option plan for future

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

grants. Additional information with respect to the outstanding options as of December 31, 2009 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Price	Shares	Weighted Average Price
$2.00 to $2.60	62	6.18	$2.28	34	$2.28
$2.64 to $2.64	880	9.44	$2.64	—	$0.00
$2.80 to $3.20	53	8.54	$3.01	9	$3.10
$3.44 to $3.44	794	7.91	$3.44	423	$3.44
$3.60 to $3.76	563	7.01	$3.69	233	$3.60
$3.80 to $4.08	402	5.90	$4.00	331	$3.99
$4.16 to $4.20	408	5.16	$4.19	352	$4.20
$4.60 to $16.92	405	5.18	$9.38	379	$9.16
$17.00 to $537.50	356	6.27	$21.17	321	$21.36
$925.00 to $925.00	—	0.60	$925.00	—	$925.00

$2.00 to $925.00	3,923	7.18	$5.65	2,082	$7.49

        A summary of the Company's stock option activity is as follows (shares and intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,078	$9.59	7.91	16,593
Granted	1,138	3.73
Exercised	(40)	5.74
Forfeited or expired	(162)	14.37

Outstanding at December 31, 2007	3,014	$7.17	7.99	$184
Granted	327	3.90
Exercised	(20)	3.54
Forfeited or expired	(306)	8.50

Outstanding at December 31, 2008	3,015	$6.71	7.11	$15

Granted	1,278	2.94
Exercised	(49)	3.34
Forfeited or expired	(321)	5.17

Outstanding at December 31, 2009	3,923	$5.65	7.18	$6,379

Exercisable at December 31, 2009	2,082	$7.49	5.56	$2,323

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

        Included in the preceding table are options for 312,000 common shares granted to our officers and certain employees at exercise price of $3.76 that became exercisable upon the achievement of certain performance criteria and the confirmation of such achievement by the Company's audit committee upon its approval of the Company's audited financial statements for fiscal year 2009. The fair value of these performance based options was $1.82.

        The weighted-average fair value of options granted to employees on the date of the grant for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 were $1.37, $2.05 and $2.00 per share, respectively.

        A summary of the Company's restricted stock unit activity as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	180
Awarded	252
Released	(109)
Forfeited	(8)

Outstanding at December 31, 2009	315	1.09	$1,703

        Included in the preceding table are restricted stock units of 69,000 common shares granted to our officers and certain employees that became exercisable upon the achievement of certain performance criteria and the confirmation of such achievement by the Company's audit committee upon its approval of the Company's audited financial statements for fiscal year 2009. The market value of these performance based units on the date of the grant was $3.32.

        The weighted-average fair value of restricted stock units granted to employees for the years ended December 31, 2009, and December 31, 2008 were $2.83 and $4.08 per share, respectively.

  Employee Stock Purchase Plan

        In 2000, Accelerated Networks adopted the 2000 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may elect to contribute up to 15% of cash earnings through payroll deductions. The accumulated deductions are applied to the purchase of common shares on each semi-annual purchase date, as defined. The purchase price per share is equal to 85% of the fair market value on the participant's entry date into the offering period or, if lower, 85% of the fair market value on the semi-annual purchase date. Under the terms of the ESPP, 106,500 shares have been reserved for issuance. In April 2001, employee contributions and stock issuances under the ESPP were terminated, but approximately 104,750 common shares continue to be reserved for any re-instatement of the ESPP.

        The Company's board of directors adopted the 2006 Employee Stock Purchase Plan (the "2006 ESPP") in May 2006, which was approved by the Company's stockholders on August 14, 2006.

        In March 2008, the Board of Directors approved an amendment to the 2006 ESPP. The amendment increased the maximum number of shares of the Company's common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. In connection

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Capital Stock and Stockholders' Equity (Continued)

with the 2006 ESPP, 126,582 shares were issued on February 17, 2009 and 77,588 shares were issued on August 17, 2009. Both of these 2006 ESPP issuances were at a purchase price of $2.80.

        As of December 31, 2009, a total of 400,746 shares of the Company's common stock were available for sale under the 2006 ESPP. In addition, the 2006 ESPP provides for annual increases in the number of shares available for issuance under the 2006 ESPP on the first day of each fiscal year, beginning with fiscal 2007, equal to the lesser of:

  •
  1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year;

  •
  300,000 shares; or

  •
  such other amount as may be determined by the Company's board of directors or a committee thereof.

        The Company's compensation committee is responsible for administering the 2006 ESPP.

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

        The 2006 ESPP is intended to qualify under Section 423 of the Internal Revenue Code, and provides for consecutive, non-overlapping 6-month offering periods. The offering periods will generally start on the first trading day on or after February 15 and August 15 of each year.

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

        In the event of a "change of control," a successor corporation may assume or substitute each outstanding purchase right. If the successor corporation refuses to assume or substitute for the outstanding purchase rights under the 2006 ESPP, the offering period then in progress will be shortened, and a new end date will be set.

        The board of directors has the authority to amend or terminate the 2006 ESPP, except that, subject to certain exceptions described in the plan, no such action may adversely affect any outstanding rights to purchase stock under the plan.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 10. Stock-Based Compensation Expense

        The Company adopted FASB Accounting Standard Codification Topic 718, "Stock-based compensation,", effective January 1, 2006. FASB Accounting Standard Codification Topic 718, requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed APB 25 and related interpretations in accounting for its stock compensation. The Company elected the modified prospective transition method for adopting FASB Accounting Standard Codification Topic 718.

        Stock-based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Year Ended
	December 31, 2008	December 31, 2008	December 31, 2007
Cost of revenue	$504	$377	$233
Research and product-development	1,152	1,128	754
Sales and marketing	1,002	731	558
General and administrative	1,370	811	546

Total stock-based compensation	$4,028	$3,047	$2,091

        As of December 31, 2009, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $2.7 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months. The stock-based compensation expense included $0.8 million related to the performance based equity incentive awards, granted in the third quarter of 2009.

        Upon adoption of FASB Codification Topic 718, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Option Plan Shares
Risk-free interest rate	3%	2-3%	4-5%
Expected Term (in years)	5	5	5
Dividend yield	—%	—%	—%
Volatility	54-57%	58-62%	51-60%
Estimated forfeitures	12.3%	12.0%	11.6%
Weighted average fair value	$1.37	$2.05	$2.00

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price and we believe it is indicative of future

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 10. Stock-Based Compensation Expense (Continued)

volatility. We estimate the expected life of options granted based on historical exercise and post-vesting cancellation patterns with consideration of our industry peers of similar size with similar option vesting periods. Our analysis of stock price volatility and option lives involves management's best estimates at the time of determination. FASB Accounting Standard Codification Topic 718, also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Note 11. Income Taxes

        The income tax provision consists of the following (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007
Current
Federal	$(210)	$29	$(3)
State	4	227	59
Deferred
Federal	—	—	—
State	—	—	—

Total	$(206)	$256	$56

        The differences between the U.S. federal statutory income tax rate (benefit) and the Company's effective tax rate were as follows:

	Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
U.S. federal statutory tax rate	34%	34%	34%
State income tax benefit (net of federal benefit)	5%	4%	5%
Other	5%	(15)%	(9)%
Valuation allowance	(42)%	(27)%	(30)%

	2%	(4)%	—%

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 11. Income Taxes (Continued)

        The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$44,040	$40,773
Tax credit carryforwards	2,904	2,794
Depreciation and amortization	1,582	1,210
Deferred sales	2,465	3,670
Other	5,782	4,435

	56,773	52,882
Valuation Allowance	(56,773)	(52,882)

Net deferred tax assets	$—	$—

        The change in the Company's deferred tax valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Addition to Valuation Allowance	Balance at End of Period
Income tax valuation allowance:
2007	$45,588	$3,986	$49,574
2008	$49,574	$3,308	$52,882
2009	$52,882	$3,891	$56,773

        As of December 31, 2009, the Company had net operating loss carryforwards of approximately $113.7 million and $88.8 million to offset federal and state future taxable income, respectively. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2010, respectively. In addition, the Company has federal research tax credits of $1.6 million and state research tax credits of $2.0 million. The federal research tax credits will expire beginning in 2022. State credits may be carried forward indefinitely.

        The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards. The Company is currently analyzing whether a change occurred and the related impact on its gross deferred tax assets, if any. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

        The net deferred tax assets have been offset with a full valuation allowance. FASB Accounting Standard Codification Topic 740-10 "Accounting for Income Taxes" requires that a valuation allowance be established to reduce a deferred tax asset to the extent that it is not more likely than not that the deferred tax asset will be realized. Based on management's assessment of all available evidence, both positive and negative, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized due to the uncertainty regarding the magnitude of the Section 382 and 383 limitations as well as uncertainty concerning future taxable income.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 11. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes Disclosure

        Effective January 1, 2007, the Company adopted FASB Interpretation ASC 740-10, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Accounting Standard Codification Topic, 740-10, "Accounting for Income Taxes", and requires additional disclosures about uncertain tax positions. Under ASC 740-10 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended December 31, 2009 is as follows:

        In thousands:

	2009	2008
Balance as of January 1	$8,149	$5,829
Additions for tax positions related to prior year	707	1,886
Additions for tax positions related to current year	466	434

Balance as of December 31	$9,322	$8,149

        The total amount of unrecognized tax benefits that would affect the Company's effective tax rate is $79,000 for both the years ended December 31, 2009 and December 31, 2008. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2009 includes interest and penalty of $1,000.

        The Company's only major tax jurisdictions are the United States and various state jurisdictions. The tax years 1997 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carryforward attributes.

FASB Accounting Standard Codification Topic718 Tax Disclosure

        On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position ASC 718- , "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FASB Accounting Standards Codification Topic 718. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FASB Accounting Standard Codification Topic 718. The tax expense of $13,000 and a benefit of $5,000 and $17,000 was realized upon exercise of stock options during the year ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Note 12. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting

        Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents of $39.3 million and trade accounts receivable of $14.9 million. The Company

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 12. Concentration of Credit Risk and Suppliers, Significant Customers and Segment Reporting (Continued)

maintains its cash and cash equivalents with a major financial institution; and such balances exceed FDIC insurance limits.

        The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company extends differing levels of credit to customers and generally does not require collateral. Financial information required to be disclosed in accordance with FASB Accounting Standard Codification Topic 280 is included on the Consolidated Statements of Operations. In addition, as the Company's assets are primarily located in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics.

        The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that other suppliers could provide similar products on comparable terms.

        Net revenue and accounts receivable from significant customers were as follows (in thousands, except percentages):

	December 31, 2009
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$10,892	13%	3,548	24%

	December 31, 2008
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$10,488	11%	$3,086	17%
Customer B	$9,738	10%	$220	1%

	December 31, 2007
	Net Revenue	% of Net Revenue	Accounts Receivable	% of Accounts Receivable
Customer A	$7,830	10%	$3,246	22%
Customer B	$7,143	10%	$27	—%

Note 13. Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Certain operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense for year ended December 31, 2009, was $1.1 and $1.3 million for both the years ended December 31,

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Commitments and Contingencies (Continued)

2008 and December 31, 2007. Approximate minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	1,447
2011	1,469
2012	1,505
2013	1,543
2014	639
Thereafter	328

Total Minimum Lease Payments	6,931

  Purchase Commitments

        Under the terms of Occam's contract manufacturer agreements, Occam is required to place orders with its contract manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. As of December 31, 2009, the Company had open purchase orders with its current contract manufacturers of $14.8 million.

  Royalties

        From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these agreements, royalty payments will be made based on per-unit sales of certain of the Company's products. The Company incurred $246,000, $285,000, and $138,000 of royalty expenses for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

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

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Commitments and Contingencies (Continued)

        A summary of changes in the Company's accrued warranty liability, which is included in accrued expenses is as follows (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007
Warranty liability at beginning of the year	$4,326	$3,470	1,862
Accruals for warranty during the year	2,830	2,340	3,497
Warranty utilization	(2,338)	(1,484)	(1,889)

Warranty liability at end of the year	$4,818	$4,326	$3,470

Legal Proceedings

  2007 Class Action Litigation

        On April 26, 2007 and May 16, 2007, two putative class action complaints were filed in the United States District Court for the Central District of California against the Company and certain of its officers. The complaints allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect to revenue recognition. The complaints seek, on behalf of persons who purchased the Company's common stock during the period from May 2, 2006 to April 17, 2007, damages of an unspecified amount.

        On July 30, 2007, Judge Christina A. Snyder consolidated these actions into a single action, appointed NECA-IBEW Pension Fund (The Decatur Plan) as lead plaintiff, and approved its selection of lead counsel. On November 16, 2007, lead plaintiff filed a consolidated complaint. This consolidated complaint adds as defendants certain of the Company's current and former directors and officers, the Company's current and former outside auditors, the lead underwriter of the Company's secondary public offering in November 2006, and two venture capital firms who were early investors in the Company. The consolidated complaint alleges that defendants violated sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, as well as sections 11 and 15 of the Securities Act of 1933 by making false and misleading statements and omissions relating to the Company's financial statements and internal controls with respect to revenue recognition that required restatement. The consolidated complaint seeks, on behalf of persons who purchased, he Company's common stock during the period from April 29, 2004 to October 15, 2007, damages of an unspecified amount.

        On January 25, 2008, defendants filed motions to dismiss the consolidated complaint. On July 1, 2008, Judge Snyder issued an order granting in part and denying in part defendants' motions. This order dismissed all claims against certain of the Company's current and former directors, the 20A claim in its entirety, the section 10(b) claim against the auditors and venture capital firms, and the section 11 claims against the venture capital firms. On July 16, 2008, lead plaintiff filed an amended complaint to conform to the Court's July 1, 2008 order. On August 29, 2008, defendants answered the amended complaint.

        On September 10, 2009 the Company entered into a memorandum of understanding to settle and resolve this stockholder class action lawsuit. On November 2, 2009, the parties signed and submitted a

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Commitments and Contingencies (Continued)

formal, binding stipulation of settlement to the court. The court issued its preliminary approval of the settlement on November 13, 2009. On February 22, 2010, the court held a hearing dismissing the litigation with prejudice and entered a final judgement. This matter is now resolved as to all defendants. The settlement provides for a payment to the class of $13.945 million, of which the Company has agreed to contribute $1.7 million and the balance of which will come from the Company's insurers and all other defendants. The Company has recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009, associated with the settlement.

  IPO Allocation Litigation

        In June 2001, three putative stockholder class action lawsuits were filed against Accelerated Networks, certain of its then officers and directors and several investment banks that were underwriters of Accelerated Networks' initial public offering. The cases, which were later consolidated, were filed in the United States District Court for the Southern District of New York, and the operative Complaint was filed on April 19, 2002. The Complaint was filed on behalf of investors who purchased Accelerated Networks' stock between June 22, 2000 and December 6, 2000 and alleged violations of Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act against one or both of Accelerated Networks and the individual defendants. The claims were based on allegations that the underwriter defendants agreed to allocate stock in Accelerated Networks' initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for Accelerated Networks' initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

        The Company believes that over three hundred other companies have been named in over three hundred similar lawsuits that have been coordinated with the Company's case. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus" cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Second Circuit Court of Appeals vacated the district court's decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

        The parties in the approximately 300 coordinated cases, including the Company's, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court's approval of the settlement have been filed. Three objectors to the settlement who filed a notice of appeal also filed a permission to file an appeal on the basis that the Court purportedly abused its discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. Plaintiffs filed an opposition to the petition. The Court has not yet ruled on the petition and the briefing on the appeals has not yet commenced. The case remains open pending the outcome of the court ruling on the appeals.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Commitments and Contingencies (Continued)

        Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accrual related to the settlement because the Company expects any settlement amounts to be covered by its insurance policies.

  IPO Short Swing Profits Litigation

        In late 2007, the Company received a letter from Vanessa Simmonds, a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of the Company's initial public offering ("IPO") and certain unidentified directors, officers and shareholders of the Company (then known as Accelerated Networks). The Company evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of the Company IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam's IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any "short-swing profits" obtained by it in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of the directors or officers of the Company are named as defendants in this action.

        On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party's reply briefs have been filed as of November 17, 2009. To date the Appellate Court for the Ninth Circuit has not set a date of oral argument.

        Due to the inherent uncertainties of threatened litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accruals related to the demand letters or Section 16(b) litigation because the Company expects any resulting resolution to be covered by its insurance policies.

  Other Matters

        From time to time, the Company are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that, except as described above, there are no currently pending matters that, if determined adversely to us, would have a material effect on the Company's business or that would not be covered by our existing liability insurance maintained by the Company.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Commitments and Contingencies (Continued)

  Indemnifications and Guarantees

        The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. In connection with its 2006 offering, the Company also agreed to indemnify the underwriters in the offering and certain stockholders who sold shares as part of the offering with respect to certain liabilities arising from the offering. Under these provisions, the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2009, the Company did not have any material accrued liability relating to the defense of lawsuits or settlement of claims related to these indemnification agreements. As of December 31, 2009, the Company had reimbursed Norwest Venture Partners for indemnification expenses in the aggregate amount of $176,460. As of December 31, 2009, the Company had also reimbursed U.S. Venture Partners for indemnification expenses in the aggregate amount of $240,050.

Note 14. Restructuring Charges

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

        During the quarter ended June 30, 2009, the Company recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. A summary of the Company's accrued restructuring expenses is as follows for the twelve months ended December 31, 2009 (in thousands):

December 31, 2009
Balance January 1, 2009	$—
Severance related expenses accrued	213
Severance related expenses paid	(213)

Balance September 30, 2009	$—

Note 15. FairPoint Communications, Inc.

        On October 26, 2009, FairPoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint's plan is to restructure its debt and continue day to day operations under court supervision. As of December 31, 2009, the Company had an outstanding receivable balance of approximately $2.0 million. $1.7 million of this amount related to transactions that occurred before FairPoint filed its

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 15. FairPoint Communications, Inc. (Continued)

bankruptcy petition, including $1.4 million which was invoiced within 45 days of the bankruptcy petition filing and is covered by the"reclamation claim" filed by the Company in November 2009. Approximately $1.7 million of revenue and related cost of revenue as of December 31, 2009, for which cash has not been collected, has been deferred.

        During the fourth quarter of 2009, the Company recorded an expense of approximately $138,000 to cost of revenue related to inventory not covered by the reclamation claim filed. In addition, during the fourth quarter of 2009, the Company recorded a bad debt expense of approximately $23,000 related to outstanding receivables not covered by the reclamation claim, which had been taken into revenue prior to the fourth quarter of 2009.

Note 16. 401(k) Plan

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

Note 17. Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the computation of basic and diluted loss per share required under Accounting Standard Codification Topic 260, "Earnings per Share" (in thousands, except per share data):

	December 31, 2009	December 31, 2008	December 31, 2007
Numerator:
Net loss attributable to common stockholders	$(8,925)	$(6,718)	$(10,386)

Denominator:
Weighted-average common shares outstanding	20,259	19,874	19,760

Basic and diluted net loss per share applicable to common stockholders	$(0.44)	$(0.34)	$(0.53)

        Basic and diluted loss per share is identical since the effect of common equivalent shares is anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for fiscal years 2009, 2008 and 2007 amounted to approximately 3.5 million, 2.8 million and 0.8 million shares, respectively.

OCCAM NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 18. Summary Quarterly Financial Information (Unaudited)

        The following is a summary of unaudited interim quarterly data for each of the four quarters of fiscal 2009, 2008 and 2007.

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Consolidated Statement of Operations Data:
Revenue	$21,926	$21,673	$21,028	$19,419
Cost of revenue	13,049	12,725	13,000	11,245
Gross margin	8,877	8,948	8,028	8,174
Loss from operations	(973)	(2,733)	(2,637)	(3,162)
Net loss	(849)	(2,631)	(2,415)	(3,030)
Basic net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.15)
Diluted net loss per share	$(0.04)	$(0.13)	$(0.12)	$(0.15)
Shares used to compute basic net loss per share	20,392	20,273	20,219	20,149
Shares used to compute diluted net loss per share	20,392	20,273	20,219	20,149

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenue	$31,658	$25,131	$22,826	$19,653
Cost of revenue	18,546	14,380	12,731	11,220
Gross margin	13,112	10,751	10,095	8,433
Income (loss) from operations	831	(980)	(2,864)	(4,227)
Net income (loss)	1,140	(659)	(2,659)	(4,540)
Basic net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Diluted net income (loss) per share	$0.06	$(0.03)	$(0.13)	$(0.23)
Shares used to compute basic net income (loss) per share	20,017	19,894	19,801	19,779
Shares used to compute diluted net income (loss) per share	20,046	19,894	19,801	19,779

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenue	$21,265	$15,660	$19,237	$18,987
Cost of revenue	12,083	9,959	12,125	11,970
Gross margin	9,182	5,701	7,112	7,017
Loss from operations	(4,998)	(5,490)	(1,730)	(744)
Net income (loss)	(4,563)	(4,906)	(946)	29
Basic net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Diluted net income (loss) per share	$(0.23)	$(0.25)	$(0.05)	$0.00
Shares used to compute basic net income(loss) per share	19,770	19,765	19,765	19,739
Shares used to compute diluted net income(loss) per share	19,770	19,765	19,765	20,665