Form 10-Q
period 2010-03-31
OCCAM NETWORKS INC/DE
filed 2010-04-30
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 15, 2010, the number of shares outstanding of the registrant’s common stock was 20,968,509 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2010	2009 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,511	$39,268
Restricted cash	2,895	5,721
Accounts receivable, net	9,935	14,874
Inventories	10,929	12,927
Prepaid and other current assets	1,018	1,426
Total current assets	68,288	74,216
Property and equipment, net	8,761	8,699
Intangibles, net	133	156
Other assets	67	91
Total assets	$77,249	$83,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,480	$8,274
Accrued liabilities	5,956	6,999
Deferred revenue	7,127	13,035
Deferred rent	361	361
Capital lease obligations	27	26
Total current liabilities	21,951	28,695
Deferred rent, net of current portion	1,512	1,597
Capital lease obligations, net of current portion	13	20
Total liabilities	23,476	30,312
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 20,968,509 shares issued and outstanding at March 31, 2010 and 20,669,089 shares issued and outstanding at December 31, 2009.	289	289
Additional paid-in capital	189,546	188,013
Accumulated deficit	(136,062)	(135,452)
Total stockholders’ equity	53,773	52,850
Total liabilities and stockholders’ equity	$77,249	$83,162

*Derived from audited consolidated financial statements included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009 (*)
	(Unaudited)

Revenue	$22,344	$19,419
Cost of revenue	12,511	11,245
Gross margin	9,833	8,174
Operating expenses:
Research and product-development	3,765	4,389
Sales and marketing	4,604	4,581
General and administrative	2,066	2,366
Total operating expenses	10,435	11,336
Loss from operations	(602)	(3,162)
Other income (expense), net	—	—
Interest income, net	4	145
Loss before provision for income taxes	(598)	(3,017)
Provision for income taxes	12	13
Net loss	$(610)	$(3,030)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(0.03)	$(0.15)

Shares used to compute basic and diluted net loss per share	20,650	20,149
Stock-based compensation included in:

Cost of revenue	$87	$89
Research and product-development	249	223
Sales and marketing	218	197
General and administrative	229	234
Total stock-based compensation	$783	$743

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Operating activities
Net loss	$(610)	$(3,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	826
Stock-based compensation expense	783	743
Accounts receivable reserves	(66)	(79)
Inventory reserves	(52)	(145)
Changes in operating assets and liabilities:
Accounts receivable	5,005	6,817
Inventories	2,050	2,588
Prepaid expenses and other assets	432	1,012
Accounts payable	206	(2,627)
Accrued expenses	(1,043)	(1,976)
Deferred revenue	(5,908)	(4,932)
Deferred rent	(85)	(78)
Net cash provided by (used in) operating activities	1,496	(881)
Investing activities
Purchases of property and equipment	(823)	(179)
Decrease in restricted cash	2,826	1,145
Net cash provided by investing activities	2,003	966
Financing activities
Proceeds from the exercise of stock options	675	—
Proceeds from employee stock purchase plan	233	355
Payments of capital lease obligations	(6)	(4)
Payment of payroll taxes for vested restricted stock units	(158)	—
Net cash provided by financing activities	744	351
Net increase in cash and cash equivalents	4,243	436
Cash and cash equivalents, beginning of period	39,268	30,368
Cash and cash equivalents, end of period	$43,511	$30,804
Supplemental disclosure of cash flow information:
Income taxes paid	$60	$144
Interest paid	$1	$1

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited.  The condensed consolidated balance sheet at December 31, 2009 is derived from Occam’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.  These unaudited condensed consolidated financial statements reflect all material entries, consisting only of normal recurring entries, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the Securities and Exchange Commission, or the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flow for the three months ended March 31, 2010 and 2009.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported net income (loss).

The Company warrants its products for periods up to five years and records an estimated warranty accrual when shipped.

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

The Company sells hardware products that contain embedded operating system software. These tangible products contain software components and non-software components that function together to deliver the product’s essential functionality. Revenue is recognized for these products under SAB 104. The Company has one minor software network management product which is a stand alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial.

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

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. When the Company is unable to establish selling price using vendor specific objective evidence or third party evidence, the Company uses “estimated selling price” (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for new products, and it applies to a small proportion of the Company’s arrangements with multiple deliverables. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until customer acceptance, The Company recognizes revenue on these RUS contracts upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under SAB 104 have been met.

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

In accordance with this guidance, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At March 31, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $33.8 million at March 31, 2010.

Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Inventories

	March 31, 2010	December 31, 2009
Raw materials	$203	$274
Work-in-process	30	56
Finished goods(1)	10,696	12,597
Total inventories	$10,929	$12,927

(1)          $3.7 million and $6.2 million of finished goods inventory were shipped to customers as of March 31, 2010 and December 31, 2009, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

4.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator
Net loss available to common stockholders	$(610)	$(3,030)
Denominator
Shares used to compute basic and diluted net loss per share	20,650	20,149
Basic and diluted net loss per share	$(0.03)	$(0.15)

Basic and diluted net loss per share are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for three months ended March 31, 2010 and March 31, 2009, amounted to approximately 0.6 million and 3.0 million shares, respectively.

5.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense was $0.3 million for both the three months ended March 31, 2010 and March 31, 2009.

Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2010	$1,088
Fiscal year ending December 31,
2011	1,469
2012	1,505
2013	1,543
2014	639
2015	328
Total Minimum Lease Payments	$6,572

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred royalty expense of $54,189 and $41,727 for the three months ended March 31, 2010 and March 31, 2009 respectively.

Legal Proceedings

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

The Company believes that over three hundred other companies have been named in over three hundred similar lawsuits that have been coordinated with the Company’s case. In October 2002, the plaintiffs voluntarily dismissed the individual defendants without prejudice. On February 1, 2003 a motion to dismiss filed by the issuer defendants was heard and the court dismissed the 10(b), 20(a) and rule 10b-5 claims against Occam. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus” cases) and noted that the decision was intended to provide guidance to all parties regarding class certification in the remaining cases. The Second Circuit Court of Appeals vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

The parties in the approximately 300 coordinated cases, including the Company’s, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court’s approval of the settlement have been filed. Three objectors to the settlement who filed a notice of appeal also filed a permission to file an appeal on the basis that the Court purportedly abused its discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. Plaintiffs filed an opposition to the petition. The Court has not yet ruled on the petition and the briefing on the appeals has not yet commenced. The case remains open pending the outcome of the court ruling on the appeals.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accrual related to the settlement because the Company expects any settlement amounts to be covered by its insurance policies.

IPO Short Swing Profits Litigation

In late 2007, the Company received a letter from Vanessa Simmonds, a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of the Company’s initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of the Company (then known as Accelerated Networks). The Company evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of the Company IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Occam’s IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. None of the directors or officers of the Company are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party’s reply briefs have been filed as of November 17, 2009. To date the Appellate Court for the Ninth Circuit has not set a date of oral argument.

Due to the inherent uncertainties of threatened litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company has not recorded any accruals related to the demand letters or Section 16(b) litigation because the Company expects any resulting resolution to be covered by its insurance policies.

Other Matters

From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that, except as described above, there are no currently pending matters that, if determined adversely to us, would have a material effect on the Company’s business or that would not be covered by our existing liability insurance maintained by the Company.

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. As of March 31, 2010, the Company did not have any material accrued liability related to these indemnification agreements.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements and original design manufacturer agreements, Occam is required to place orders with its contract manufacturers and original design manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At March 31, 2010, open purchase orders with contract manufacturers were $20.5 million.

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

	March 31,	December 31,
	2010	2009

Warranty liability at beginning of the year	$4,818	$4,326
Accruals for warranty during the period	531	2,830
Warranty utilization	(1,972)	(2,338)
Warranty liability at end of the period	$3,377	$4,818

6.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	March 31, 2010	December 31, 2009
Warranty accruals	$3,377	$4,818
Payroll, paid time off and related accruals	1,636	1,620
Commissions	356	234
Other accruals	587	327
Total	$5,956	$6,999

7.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Stock-Based Compensation

Stock option activity, under the Company’s stock option plan for the three months ended March 31, 2010 is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,923	$5.65	7.18	$6,379
Granted	45	6.86
Exercised	(180)	3.75
Forfeited or expired	(7)	5.63
Outstanding at March 31, 2010	3,781	$5.75	6.98	$9,715
Exercisable at March 31, 2010	2,317	$7.28	5.88	$4,714

The weighted-average fair value of options granted to employees on the date of the grant for the three months ended March 31, 2010 was $3.30.

The 2006 Equity Incentive Plan, or 2006 Plan, provides for automatic annual increases in the number of shares available for issuance under the 2006 Plan effective as of the first day of each fiscal year equal to the lesser of (a) 3% of the outstanding shares of the common stock on the first day of the applicable fiscal year; (b) 750,000 shares; or (c) such other amount as the Board of Directors or a committee of the board may determine. On February 23, 2010, the Board of Directors approved an increase of 620,073 shares reserved for issuance under the 2006 Plan for fiscal 2010. This represented 3% of the outstanding common shares as of January 1, 2010.

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	315	1.09	$1,703
Awarded	3
Released	(41)
Forfeited or expired or cancelled	(28)
Outstanding at March 31, 2010	249	1.12	$1,635

The market value of the restricted stock units on the date of the grant during the three months ended March 31, 2010 was $6.63.

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to our 2006 Employee Stock Purchase Plan or the ESPP. The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. Under the ESPP, 78,320 shares were issued on February 16, 2010 at a purchase price per share of $2.97.

The ESPP provides for an automatic annual increases in the number of shares available for issuance under the ESPP effective as of the first day of each fiscal year equal to the lesser of (a) 300,000 shares of common stock; (b) 1.5% of the outstanding shares of common stock on the first day of the applicable fiscal year; or (c) an amount determined by the Board of Directors. On February 23, 2010, the Board of Directors approved an increase of 300,000 shares in the number of shares reserved for issuance under the ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for all share-based awards to employees and directors, including employee stock options, restricted stock and restricted stock units and employee stock purchase plan based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Employee stock-based compensation in:
Cost of revenue	$87	$89
Research and product-development	249	223
Sales and marketing	218	197
General and administrative	229	234
Total SFAS 123(R) stock-based compensation in operating expenses	696	654
Total SFAS 123(R) stock-based compensation	$783	$743

As of March 31, 2010, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $2.2 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Risk-free interest rate	2.4%	1.9%
Expected term (years)	4.8	5.0
Dividend yield	0%	0%
Expected volatility	54.4%	58.2%

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

8.              Income Taxes —Final Outcome of Section 382 Analysis

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $109.1 million and $72.1 million to offset federal and state future taxable income, respectively.   These amounts have been reduced due to an ownership change which occurred, as defined by Sections 382 of the Internal Revenue Code,resulting in the forfeiture of a portion of the Company’s net operating loss carryforwards.  Gross deferred tax assets and related valuation allowance have been reduced by $2.8 million to $54.0 million to reflect the conclusions of this analysis.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion contains both historical information and forward-looking statements within the meaning of Section 21E of the Exchange Act. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “appears,” “believes,” “continue,” “could,” “estimates,” “expects,” “feels,” “goal,” “hope,” “intends,” “may,” “our future success depends,” “plans,” “potential,” “predicts,” “projects,” “reasonably,” “seek to continue,” “should,” “thinks,” “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in this Report in Part II, Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV.  Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption.  In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings.  We market our products through a combination of direct and indirect channels.  Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. As of March 31, 2010, we had shipped our BLC platform to over 350 telecommunications customers.

From our inception through March 31, 2010, we have incurred cumulative net losses of approximately $136.1 million.  We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006 and September 24, 2006, and for the year ended December 31, 2006.  Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000.  We experienced operating and net losses in the first, second, third and fourth quarters of fiscal 2009 and for fiscal 2009 as a whole.  In the first quarter of 2010, we experienced an increase in our booking activity level which resulted in increased shipments.  In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments using their own funds, and their access to credit facilities or other loan program funds. We expect however that any continuation of current macroeconomic conditions may have an adverse impact on our business in 2010, in particular as carriers continue to evaluate capital spending budgets in a difficult economic environment and in light of the industry transition from copper wire to fiber. We believe IOCs will continue to carefully evaluate their spending decisions in 2010 although government broadband funding initiatives could have a favorable impact on capital spending trends among telecommunications carriers.

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

We included in our Annual Report on Form 10-K for the year ended December 31, 2009 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We warrant our products for periods up to five years and record an estimated warranty accrual when shipped. We provide a standard warranty with the sale of our products for up to five years from the date of shipment. The estimated cost of providing the product warranty is recorded at the time of shipment. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers. We quantify and record an estimate for warranty-related costs based on a variety of factors including but not limited to our actual history, projected return and failure rates and current repair costs. Our estimates are primarily based on an estimate of products that may be returned for warranty repair, estimated costs of repair, including parts and labor, depending on the type of service required. These estimates require us to examine past and current warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. Our estimates of future warranty liability are based on prediction of future events, conditions and other complicated factors that are difficult to predict.   The actual costs we incur may differ materially from our estimates.

Results of Operations

Three-months ended March 31, 2010 and 2009

Revenue (in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenue	$22,344	$19,419

Our revenue is principally comprised of our BLC 6000 series system product line, Optical Network Terminals, cabinets and related accessories.  Revenue increased by $2.9 million or 15% to $22.3 million for the three months ended March 31, 2010 as compared to revenue of $19.4 million for the three months ended March 31, 2009. The increase in revenue is primarily due to increased booking activity level which resulted in increased shipments.  We believe this increase is primarily due to a slight improvement in economic conditions.

We expect however that any continuation of current macroeconomic conditions may have an adverse impact on our business in 2010, in particular as carriers continue to evaluate capital spending budgets in a difficult economic environment and in light of the industry transition from copper wire to fiber. We believe IOCs will continue to carefully evaluate their spending decisions in 2010 although government broadband funding initiatives could have a favorable impact on capital spending trends among telecommunications carriers.

In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments using their own funds, and their access to credit facilities or other loan program funds which could impact the timing and the amounts of shipments. We believe that this timing was a primary reason for the decrease in deferred revenue during the quarter ended March 31, 2010.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended
	March 31, 2010	March 31, 2009

Cost of revenue	$12,511	$11,245
Gross margin	$9,833	$8,174
Gross margin percentage	44%	42%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty costs, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.  The increase in cost of revenue during the three months ended March 31, 2010 from the similar period during the prior year was primarily attributable to increased revenue shipments.

Gross margin was 44% of revenue for the three months ended March 31, 2010 and 42% of revenue for the three months ended March 31, 2009.  The increase in gross margin was attributable to product mix and higher than average margin on BLC shipments.

We expect that our gross margin will vary from quarter-to-quarter due in part to product mix, average selling price changes and manufacturing cost changes.  To the extent that ONTs and other lower margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin.  Additionally, as we introduce new products into the market, we anticipate our gross margin may fluctuate as a function of our product mix.

Research and product-development expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2010	March 31, 2009

Research and product-development	$3,765	$4,389
Research and product-development as a percentage of revenue	17%	23%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses decreased by $0.6 million or 14% to $3.8 million for the three months ended March 31, 2010 as compared to $4.4 million for the three months ended March 31, 2009. The decrease in research and product-development expenses was primarily attributable to lower personnel related costs related to reduction in force and decreased development expenses.

We currently expect research and product-development expenses in future periods to be largely consistent with current expense levels.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2010	March 31, 2009

Sales and marketing	$4,604	$4,581
Percentage of revenue	21%	24%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses increased by $23,000 to $4.6 million for the three months ended March 31, 2010 from $4.6 million for the same period in 2009. This net increase was primarily due to higher sales commissions, offset by lower personnel related costs.

We currently expect sales and marketing expenses in future periods to be consistent with current expense levels but may vary with the level of customer bookings.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended
	March 31, 2010	March 31, 2009

General and administrative	$2,066	$2,366
Percentage of sales	9%	12%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $0.3 million or 13% to $2.1 million for the three months ended March 31, 2010 as compared to $2.4 million for the three months ended March 31, 2009. General and administrative expenses decreased primarily due to lower professional fees, lower legal fees and lower personnel related costs.

We currently expect general and administrative expenses to be consistent with current expense levels but may vary depending on the timing and amount of legal fees incurred and insurance reimbursements.

Stock-based compensation (in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Cost of sales	$87	$89
Research and development	249	223
Sales and marketing	218	197
General and administrative	229	234
Total stock-based compensation	$783	$743

Stock-based compensation expense increased by approximately $40,000 or 5% to $0.8 million for the three months ended March 31, 2010 as compared to approximately $0.7 million for the three months ended March 31, 2009. This increase is primarily attributable to additional grants of options and awards.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Interest income	$5	$146
Interest expense	(1)	(1)
Total other income (expense), net	$4	$145

Interest income, net decreased by $141,000 or 97% to $4,000 for the three months ended March 31, 2010, as compared to $145,000 for the three months ended March 31, 2009. The decrease is attributable to lower average restricted cash balances earning interest and lower interest rates.

Provision for income taxes (in thousands)

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the three months ended March 31, 2010 and March 31, 2009, we provided for $12,000 and $13,000, respectively, for federal and state income taxes.

As of December 31, 2009, we had net operating loss carryforwards of approximately $109.1 million and $72.1 million to offset federal and state future taxable income, respectively. These amounts have been reduced due to an ownership change which occurred, as defined by Sections 382 of the Internal Revenue Code, resulting in the forfeiture of a portion of our net operating loss carryforwards.  Gross deferred tax assets and related valuation allowance have been reduced by $2.8 million to $54.0 million to reflect the conclusions of this analysis.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $43.5 million, restricted cash of $2.9 million, stockholders’ equity of $53.8 million, and working capital of $46.3 million, compared with cash and cash equivalents of $39.3 million, restricted cash of $5.7 million, stockholders’ equity of $52.9 million, and working capital of $45.5 million as of December 31, 2009.  The increase in our cash and cash equivalents is primarily related to a decrease in restricted cash.

Net cash provided by operating activities for the three months ended March 31, 2010, was $1.5 million compared to net cash used in operating activities of $0.9 million during the same period ended 2009.  The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, accounts receivable reserves and inventory reserves resulted in an inflow of $0.8 million during the three months ended March 31, 2010, compared to an outflow of $1.7 million during the three months ended March 31, 2009. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $0.7 million in the three months ended March 31, 2010 as compared to the cash inflow of $0.8 million in the three months ended March 31, 2009.

Net cash provided by investing activities for the three months ended March 31, 2010, was $2.0 million compared to $1.0 million provided by investing activities, during the same period ended March 31, 2009. Cash provided by investing activities for the three months ended March 31, 2010, was primarily due to a decrease of $2.8 million in restricted cash required for performance bonds in connection with our RUS contracts offset by $0.8 million for purchases of property and equipment, as compared to a decrease in $1.1 million in restricted cash, offset by $0.2 million for purchases of property and equipment in the three months ended March 31, 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 was $0.7 million compared to $0.4 million for the same period in 2009.  Cash provided by financing activities for the three months ended March 31, 2010, was mainly due to proceeds from the exercise of stock options of $0.7 million and sale of common stock under the ESPP of $0.2 million partially offset by payment of payroll taxes for vested restricted stock units of $0.2 million, as compared to proceeds of approximately $0.4 million related to the exercise of stock options, which was offset by the payment of approximately $4,000 for capital lease obligations for the three months ended March 31, 2009.

Working Capital

Working capital increased to $46.3 million as of March 31, 2010 as compared to $45.5 million as of December 31, 2009.  The increase in the working capital is primarily attributable to a decrease in deferred revenue and accrued liabilities partially offset by a decrease in inventories and accounts receivable balances.

Our future liquidity and capital requirements will depend on numerous factors, including the:

•                  amount and timing of revenue;

•                  collectability of accounts receivable;

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases, our commitment under capital leases, our commitment under fixed assets and licensing agreements as of March 31, 2010 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$20,477	$20,477	$—	$—		$—
Operating leases	$6,572	$1,088	$4,517	$697		$—
Capital leases	$40	$21	$19	$—	$
Licensing agreements	$104	$94	$10	$—		$—

(1)          Under the terms of agreements with our contract manufacturers and original design manufacturers, we issue purchase orders for the production of our products.  We are required to place orders in advance with our contract manufacturers and original design manufacturers to meet estimated sales demands.  The agreements include certain lead-time and cancellation provisions.  Future amounts payable to our contract manufacturer will vary based on the level of purchase requirements.

Of the unrecognized tax benefit liability of approximately $9.3 million, unrecognized tax benefits of only $0.1 million would require a cash settlement and is not included in the table above due to our significant tax net loss and research tax credit carry forward position. If some or all of the unrecognized tax benefit liability became a recognized tax liability, it would generally result in reduction of these net operating losses and tax credits and would not result in the use of cash to satisfy the tax liability.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. As of March 31, 2010, we did not have any material accrued liability related to these indemnification agreements.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment is effective for the Company’s interim reporting period ended March 31, 2010, and the implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2010, the Financial Accounting Standards Board (FASB) issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (Codification). The amendments in this update require new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have an impact on our financial position, results of operations, and cash flows.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our portfolio of cash equivalents is of a short-term nature, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and short-term U.S. interest rates.  Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents.  We generally invest our surplus cash balances in money-market funds with original or remaining contractual maturities of less than 90 days.  The primary objective of our investment activities is the preservation of principal while minimizing risk.  We do not hold financial instruments for trading or speculative purposes.  We do not use any derivatives or similar instruments to manage our interest rate risk.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

The purpose of this evaluation was to determine whether as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court’s approval of the settlement have been filed. Three objectors to the settlement who filed a notice of appeal also filed a permission to file an appeal on the basis that the Court purportedly abused its discretion concerning the class certification on the grounds that it was broader than the class rejected by the Second Circuit Appeals Court. Plaintiffs filed an opposition to the petition. The Court has not yet ruled on the petition and the briefing on the appeals has not yet commenced. The case remains open pending the outcome of the court ruling on the appeals.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party’s reply briefs have been filed as of November 17, 2009. To date the Appellate Court for the Ninth Circuit has not set a date of oral argument.

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

ITEM 1A.  RISK FACTORS

This Quarterly Report on Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  The forward-looking statements contained in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed below in this Item 1A and those discussed elsewhere in this Quarterly Report on Form 10-Q.  We encourage investors to review these factors carefully.  We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC.  However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other public filings.

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

Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. In the fourth quarter of 2008, we identified a weakening in new order activity that continued throughout 2009. We believe this weakening relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn. In addition, we believe that many of our customers, particularly those that participate in government funding initiatives such as the United States Department of Agriculture’s RUS program, may be delaying investment and purchase activity pending their analysis of the availability of funding under recently announced government economic stimulus programs. We cannot accurately predict the timing or the extent of financial impact, if any, that government economic stimulus programs may have on our business. In addition, these programs may not result in a net increase in capital spending activity if telecom operators substitute spending under government stimulus programs for capital spending they would otherwise have made or if private capital spending decreases by more than the incremental increase attributable to government programs. Continued reductions, delays, or cancellations in order activity by our customers would be expected to adversely affect our future revenues by reducing the revenue we recognize in any quarter from orders booked and shipped in that quarter and by reducing the amount of deferred revenues that may become recognizable in future periods upon satisfaction of revenue recognition criteria.

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

On October 26, 2009, FairPoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. According to the documents filed with the bankruptcy court, FairPoint’s plan is to restructure its debt and continue day to day operations under court supervision. As of March 31, 2010, we had an outstanding receivable balance from FairPoint of approximately $2.1 million. Of this amount, $1.7 million related to transactions that occurred before FairPoint filed its bankruptcy petition, including $1.4 million which was invoiced within 45 days of the bankruptcy petition filing and is covered by a “reclamation claim” that we filed in November 2009. We currently cannot predict the extent to which these receivables may be paid. We have deferred approximately $1.7 million of revenue and related cost of revenue as of March 31, 2010, for which cash has not been collected.

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

We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of $136.1 million. We incurred substantial losses in 2009. We may continue to incur losses in 2010. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in our Annual Report on Form 10-K for our 2009 fiscal year and our Quarterly Reports on Form 10-Q for our 2009 fiscal quarters, our audit committee and management, together with our current and former independent registered public accounting firms, have identified numerous control deficiencies in the past and may identify additional deficiencies in the future. Failure on our part to have effective internal financial and accounting controls could cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could adversely affect the trading price of our common stock.

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

Defects, malfunctions, or other performance issues relating to our products could increase our warranty accruals and operating expenses, could have an adverse effect on market perceptions of our products, and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.  We quantify and record an estimate for warranty-related costs based on a variety of factors including but not limited to our actual history, projected return and failure rates and current repair costs.  Our estimates are primarily based on an estimate of products that may be returned for warranty repair, estimated costs of repair, including parts and labor, depending on the type of service required.  These estimates require us to examine past and current warranty issues and consider their continuing impact in the future.  Our estimates of future warranty liability are based on prediction of future events, conditions and other complicated factors that are difficult to predict.  The actual costs we incur may differ materially from our estimates.

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

We rely on resellers to promote, sell, install and support our products to small customers in North America, and internationally. Their failure to do so or our inability to recruit or retain resellers may substantially reduce our sales and thus seriously harm our business.

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

As of March 31, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 27% of our outstanding common stock, of this 25% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation that may be instituted against us could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2.                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                           REMOVED AND RESERVED

ITEM 5.                                           OTHER INFORMATION

None

ITEM 6.                                           EXHIBITS

Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2010	OCCAM NETWORKS, INC.

	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.