Form 10-Q
period 2010-06-30
OCCAM NETWORKS INC/DE
filed 2010-07-30
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 23, 2010, the number of shares outstanding of the registrant’s common stock was 21,058,093 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2010	2009 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,923	$39,268
Restricted cash	1,804	5,721
Accounts receivable, net	14,308	14,874
Inventories	10,214	12,927
Prepaid and other current assets	992	1,426
Total current assets	69,241	74,216
Property and equipment, net	8,736	8,699
Intangibles, net	109	156
Other assets	73	91
Total assets	$78,159	$83,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,360	$8,274
Accrued liabilities	6,275	6,999
Deferred revenue	6,411	13,035
Deferred rent	361	361
Capital lease obligations	25	26
Total current liabilities	22,432	28,695
Deferred rent, net of current portion	1,425	1,597
Capital lease obligations, net of current portion	9	20
Total liabilities	23,866	30,312
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 21,058,093 shares issued and outstanding at June 30, 2010 and 20,669,089 shares issued and outstanding at December 31, 2009.	289	289
Additional paid-in capital	190,386	188,013
Accumulated deficit	(136,382)	(135,452)
Total stockholders’ equity	54,293	52,850
Total liabilities and stockholders’ equity	$78,159	$83,162

*Derived from audited consolidated financial statements included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

OCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$23,776	$21,028	$46,120	$40,447
Cost of revenue	14,007	13,000	26,518	24,245
Gross margin	9,769	8,028	19,602	16,202
Operating expenses:
Research and product-development	3,835	4,035	7,600	8,424
Sales and marketing	4,514	4,364	9,118	8,945
General and administrative	1,738	2,053	3,804	4,419
Restructuring charges	—	213	—	213
Total operating expenses	10,087	10,665	20,522	22,001
Loss from operations	(318)	(2,637)	(920)	(5,799)
Other income (expense), net	—	104	—	104
Interest income (expense), net	2	91	6	236
Loss before provision for income taxes	(316)	(2,442)	(914)	(5,459)
Provision for (benefit from) income taxes	4	(27)	16	(14)
Net loss	$(320)	$(2,415)	$(930)	$(5,445)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.12)	$(0.04)	$(0.27)
Weighted average shares attributable to common stockholders:
Basic and diluted	20,853	20,219	20,751	20,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009

Operating activities
Net loss	$(930)	$(5,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,490	1,634
Depreciation and amortization	1,560	1,655
Accounts receivable reserves	(37)	(109)
Inventory reserves	(47)	(358)
Changes in operating assets and liabilities:
Accounts receivable	613	2,785
Inventories	2,750	6,684
Prepaid expenses and other current assets	452	1,475
Accounts payable	1,086	(1,921)
Accrued expenses	(724)	(1,803)
Deferred revenue	(6,624)	(5,196)
Deferred rent	(172)	(161)
Net cash used in operating activities	(583)	(760)
Investing activities
Decrease in restricted cash	3,917	4,022
Net purchases of property and equipment	(1,550)	(455)
Net cash provided by investing activities	2,367	3,567
Financing activities
Exercise of stock options	909	—
Payments of payroll taxes for vested restricted stock units	(259)	—
Payments of capital lease obligations	(12)	(10)
Proceeds from employee stock purchase plan	233	355
Net cash provided by financing activities	871	345
Net increase in cash and cash equivalents	2,655	3,152
Cash and cash equivalents, beginning of period	39,268	30,368
Cash and cash equivalents, end of period	$41,923	$33,520
Supplemental disclosure of cash flow information:
Income taxes paid	$132	$202
Interest paid	$2	$3

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the Securities and Exchange Commission, or the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flow for the six months ended June 30, 2010 and 2009.

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

Revenue Recognition

Occam generally recognizes revenue under Staff Accounting Bulletin Codification Topic 13, Revenue Recognition, in the period when all of the requirements of Staff Accounting Bulletin Codification Topic 13: Revenue Recognition have been met:

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

The Company sells hardware products that contain embedded operating system software. These tangible products contain software components and non-software components that function together to deliver the product’s essential functionality. Revenue is recognized for these products under Staff Accounting Bulletin Codification Topic 13: Revenue Recognition. The Company has one minor software network management product which is a stand- alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company have been immaterial.

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

In certain circumstances, the Company enters into arrangements with customers who receive financing support in the form of long-term low interest rate loans from the United States Department of Agriculture’s Rural Utilities Service, or RUS. The terms of the RUS contracts provide that in certain instances transfer of title of the Company’s products does not occur until customer acceptance, The Company recognizes revenue on these RUS contracts upon customer acceptance, given the remaining revenue recognition criteria, such as collectability, under Staff Accounting Bulletin Codification Topic 13: Revenue Recognition have been met.

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

In accordance with this guidance, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At June 30, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $38.8 million at June 30, 2010.

Effective January 1, 2009, the Company adopted, the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Inventories

	June 30, 2010	December 31, 2009
Raw materials	$998	$274
Work-in-process	437	56
Finished goods(1)	8,779	12,597
Total inventories	$10,214	$12,927

(1)

$3.5 million and $6.2 million of finished goods inventory were shipped to customers as of June 30, 2010 and December 31, 2009, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

4.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss attributable to common stockholders	$(320)	$(2,415)	$(930)	$(5,445)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	20,853	20,219	20,751	20,184
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—
Shares used in computation of diluted net income (loss) per share	20,853	20,219	20,751	20,184
Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.04)	$(0.27)

Basic and diluted net loss per share are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for three months ended June 30, 2010 and June 30, 2009, amounted to approximately 0.6 million and 3.1 million shares, respectively and for the six months ended June 30, 2010 and June 30, 2009, amounted to approximately 0.6 million and 3.1 million shares, respectively.

5.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense was $0.3 million for both the three months ended June 30, 2010 and June 30, 2009, and $0.6 million, for both the six months ended June 30, 2010 and June 30, 2009 respectively.

Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2010	$726
Fiscal year ending December 31,
2011	1,469
2012	1,505
2013	1,543
2014	639
2015	328
Total Minimum Lease Payments	$6,210

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred royalty expense of $75,284 and $67,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. The Company incurred $129,473 and $108,000 in royalty expenses for the six months ended June 30 2010 and June 30, 2009, respectively.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. As of June 30, 2010, the Company did not have any material accrued liability related to these indemnification agreements.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements and original design manufacturer agreements, Occam is required to place orders with its contract manufacturers and original design manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At June 30, 2010, open purchase orders with contract manufacturers were $23.7 million.

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

	June 30,	December 31,
	2010	2009

Warranty liability at beginning of the year	$4,818	$4,326
Accruals for warranty during the period	1,240	2,830
Warranty utilization	(2,405)	(2,338)
Warranty liability at end of the period	$3,653	$4,818

The increased warranty utilization for the six months ended June 30, 2010, was primarily due to field rework and replacement for specific customer deployments related to capacitor power function failures.

6.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	June 30, 2010	December 31, 2009
Warranty accruals	$3,653	$4,818
Payroll, paid time off and related accruals	1,850	1,620
Commissions	304	234
Other accruals	468	327
Total	$6,275	$6,999

7.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Stock-Based Compensation

Stock option activity, under the Company’s stock option plan for the six months ended June 30, 2010, is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,923	$5.65	7.18	$6,379
Granted	66
Exercised	(244)
Forfeited or expired	(33)
Outstanding at June 30, 2010	3,712	$5.67	6.71	$6,379
Exercisable at June 30, 2010	2,552	$6.75	5.88	$3,601

The weighted-average fair value of options granted to employees on the date of the grant for the three months ended June 30, 2010 was $2.89 per share and for the six months ended June 30, 2010 was $3.18 per share.

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

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	315	1.09	$1,703
Awarded	3
Released	(67)
Forfeited or expired or cancelled	(46)
Outstanding at June 30, 2010	205	1.06	$1,138

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

The ESPP provides for an automatic annual increase in the number of shares available for issuance under the ESPP effective as of the first day of each fiscal year equal to the lesser of (a) 300,000 shares of common stock; (b) 1.5% of the outstanding shares of common stock on the first day of the applicable fiscal year; or (c) an amount determined by the Board of Directors. On February 23, 2010, the Board of Directors approved an increase of 300,000 shares in the number of shares reserved for issuance under the ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for all stock-based awards to employees and directors, including employee stock options, restricted stock and restricted stock units and shares purchased pursuant to the ESPP based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Employee stock-based compensation in:
Cost of revenue	$84	$104	$171	$193
Research and product development expense	199	258	448	481
Sales and marketing expense	186	247	404	444
General and administrative expense	238	282	467	516
Total SFAS 123(R) stock-based compensation in operating expenses	623	787	1,319	1,441
Total SFAS 123(R) stock-based compensation	$707	$891	$1,490	$1,634

As of June 30, 2010, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $1.8 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Risk-free interest rate	2.04%	2.93%	2.27%	2.87%
Expected term (years)	5.0	4.9	4.9	4.9
Dividend yield	0%	0%	0%	0%
Expected volatility	54%	57%	54%	57%

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

8.              Income Taxes —Final Outcome of Section 382 Analysis

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $109.1 million and $72.1 million to offset federal and state future taxable income, respectively.   These amounts have been reduced due to an ownership change which occurred, as defined by Sections 382 of the Internal Revenue Code, resulting in the forfeiture of a portion of the Company’s net operating loss carryforwards.  Gross deferred tax assets and related valuation allowance have been reduced by $2.8 million to $54.0 million in the first quarter of 2010 to reflect the conclusions of this analysis.

9.              FairPoint Communications, Inc. Bankruptcy

On June 1, 2010, the US Bankruptcy Court ordered the payment of $1.7 million by FairPoint Communications in full satisfaction of Occam’s pre-petition claim.  On June 18, 2010, Occam received the amount of $1.7 million. As a result we have recognized $1.7 million as revenue in the quarter ended June 30, 2010, previously deferred, since all the criteria of Staff Accounting Bulletin Codification Topic 13: Revenue Recognition have been met.  The expense previously recorded for inventory impairment, $138,000, was reversed in the quarter ended June 30, 2010 since the related revenue has been recognized.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV.  Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption.  In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings.  We market our products through a combination of direct and indirect channels.  Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. As of June 30, 2010, we had shipped our BLC platform to over 350 telecommunications customers.

From our inception through June 30, 2010, we have incurred cumulative net losses of approximately $136.4 million.  We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006 and September 24, 2006, and for the year ended December 31, 2006.  Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000.  We experienced operating and net losses in all four quarters of fiscal 2009.   In the first half of 2010, we experienced an increase in customer bookings activity. We believe this increase was primarily due to a slight improvement in economic conditions. We expect, however, that any continuation of current macroeconomic conditions may have an adverse impact on our business. In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments using their own funds, and their access to credit facilities or other loan program funds.

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

We included in our Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We warrant our products for periods up to five years and the estimated cost of providing the product warranty is recorded at the time of shipment. We maintain product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers. We quantify and record an estimate for warranty-related costs based on a variety of factors including but not limited to our actual history, projected return and failure rates and current repair costs. Our estimates are primarily based on an estimate of products that may be returned for warranty repair, estimated costs of repair, including parts and labor, depending on the type of service required. These estimates require us to examine past and current warranty issues and consider their continuing impact in the future. Our accrual is based on consideration of all these factors which are known as of the preparation of our consolidated financial statements. Our estimates of future warranty liability are based on prediction of future events, conditions and other complicated factors that are difficult to predict.   The actual costs we incur may differ materially from our estimates.

Results of Operations

Three-months ended June 30, 2010 and 2009

Revenue (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Revenue	$23,776	$21,028	$2,748	13%

Our revenue is principally comprised of our BLC 6000 series system product line, Optical Network Terminals, cabinets and related accessories.  Revenue increased by $2.8 million or 13% to $23.8 million for the three months ended June 30, 2010 as compared to revenue of $21.0 million for the three months ended June 30, 2009. The increase in revenue is primarily due to the recognition of revenue associated with certain orders related to the broadband funding initiatives and the recognition of $1.7 million of FairPoint revenue that was deferred in the third quarter of 2009. See note 9 “FairPoint Communications, Inc. Bankruptcy” in the notes to our unaudited condensed, consolidated financial statements above for more information regarding FairPoint.

We expect however that any continuation of current macroeconomic conditions may have an adverse impact on our business in the second half of 2010. We believe IOCs will continue to carefully evaluate their spending decisions for the rest of 2010, although government broadband funding initiatives could have a favorable impact on capital spending trends among telecommunications carriers. In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments using their own funds, and their access to credit facilities or other loan program funds. We have experienced and believe we may continue to experience supply constraints as demand increases or as we introduce our newest products.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Cost of revenue	$14,007	$13,000	$1,007	8%
Gross margin	$9,769	$8,028	$1,741	22%
Gross margin percentage	41%	38%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty costs, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.  The increase in cost of revenue during the three months ended June 30, 2010 from the similar period during the prior year was primarily attributable to increased revenue shipments.

Gross margin was 41% of revenue for the three months ended June 30, 2010 and 38% of revenue for the three months ended June 30, 2009.  The increase in gross margin was primarily attributable to product mix and decreased unit cost of our blades and ONT products.

We expect that our gross margin will vary from quarter-to-quarter due in part to product mix, average selling price changes and manufacturing cost changes.  To the extent that lower margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin.  Additionally, as we introduce new products into the market, we anticipate our gross margin may fluctuate.

Research and product-development expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Research and product-development	$3,835	$4,035	$(200)	(5)%
Research and product-development as a percentage of revenue	16%	19%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses decreased by $0.2 million or 5% to $3.8 million for the three months ended June 30, 2010 as compared to $4.0 million for the three months ended June 30, 2009. The decrease in research and product-development expenses was primarily attributable to the decrease in personnel related costs related to reduction in force and decreased contract product-development expenses.

We currently expect research and product-development expenses in future periods to be largely consistent with current expense levels but may vary with the introduction of new products or any changes in salary levels.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Sales and marketing	$4,514	$4,364	$150	3%
Sales and marketing as a percentage of revenue	19%	21%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses increased by $0.1 million or 3% to $4.5 million for the three months ended June 30, 2010 from $4.4 million for the same period in 2009. This net increase was primarily due to higher sales commissions due to an increase in bookings activity and travel related costs, offset by lower personnel related costs.

We currently expect sales and marketing expenses in future periods to be consistent with current expense levels but may vary with the level of customer bookings and the level of spending on new or expanded marketing programs or any changes to salary levels.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

General and administrative	$1,738	$2,053	$(315)	(15)%
General and administrative as a percentage of revenue	7%	10%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses decreased by $0.3 million or 15% to $1.7 million for the three months ended June 30, 2010 as compared to $2.0 million for the three months ended June 30, 2009. General and administrative expenses decreased primarily due to lower legal fees and lower personnel related costs.

We currently expect general and administrative expenses in future periods to be largely consistent with current expense levels but may vary with any changes to salary levels.

Restructuring charges

On May 7, 2009, we implemented a reduction-in-force that resulted in the termination of approximately 10% of our work force. We substantially completed the reduction-in-force by the end of the second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in light of the economic and operating environment.

During the quarter ended June 30, 2009, we recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. There were no such restructuring charges incurred during the quarter ended June 30, 2010.

Stock-based compensation (in thousands)

	Three Months Ended
	June 30, 2010	June 30, 2009

Cost of sales	$84	$104
Research and development	199	258
Sales and marketing	186	247
General and administrative	238	282
Total stock-based compensation	$707	$891

Stock-based compensation expense decreased by approximately $0.2 million or 21% to $0.7 million for the three months ended June 30, 2010 as compared to approximately $0.9 million for the three months ended June 30, 2009. This net decrease was primarily attributable to the completion of four years of vesting of certain higher value grants during the initial months of the quarter coupled with a slight increase in the forfeiture rate.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Interest income	$4	$94	$(90)	(96)%
Interest expense	(2)	(3)	1	33%
Total interest income (expense), net	$2	$91	$(89)	(98)%

Interest income, net decreased by $89,000 or 98% to $2,000 for the three months ended June 30, 2010, as compared to $91,000 for the three months ended June 30, 2009. The decrease is primarily attributable to lower average restricted cash balances earning interest and lower interest rates.

Provision for income taxes (in thousands)

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the three months ended June 30, 2010, we provided for $4,000 and for the three months ended June 30, 2009, we recorded a tax benefit of $27,000, for federal and state income taxes.

Six months ended June 30, 2010 and June 30, 2009

Revenue (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Revenue	$46,120	$40,447	$5,673	14%

Revenue increased by $5.7 million or 14% to $46.1 million for the six months ended June 30, 2010 as compared to revenue of $40.4 million for the six months ended June 30, 2009.  The increase in revenue is primarily due to the recognition of revenue associated with certain orders related to the broadband funding initiatives and the recognition of $1.7 million of FairPoint revenue that was deferred in the third quarter of 2009.

In the first half of 2010, we experienced an increase in customer bookings activity. We believe this increase was primarily due to a slight improvement in economic conditions. We expect however that any continuation of current macroeconomic conditions may have an adverse impact on our business. We believe IOCs will continue to carefully evaluate their spending decisions for the rest of 2010 although government broadband funding initiatives could have a favorable impact on capital spending trends among telecommunications carriers. In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments using their own funds, and their access to credit facilities or other loan program funds. We have experienced and believe we may continue to experience supply constraints as demand increases or as we introduce our newest products.

Cost of revenue and gross margin (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Cost of revenue	$26,518	$24,245	$2,273	9%
Gross margin	$19,602	$16,202	$3,400	21%
Gross margin percentage	43%	40%

Cost of revenue increased by $2.3 million or 9% to $26.5 million for the six months ended June 30, 2010 as compared to $24.2 million for the six months ended June 30, 2009. The increase in cost of revenue during the six months ended June 30, 2010 was primarily attributable to increased revenue shipments.

Gross margin increased to 43% of revenue in the six months ended June 30, 2010 compared to gross margin of 40% of revenue for the six months ended June 30, 2009. The increase in gross margin was primarily attributable to product mix and decreased unit cost of our blades and ONT products.

We expect that our gross margin will vary from quarter-to-quarter due in part to product mix, average selling price changes and manufacturing cost changes.  To the extent that lower margin products represent an increased percentage of our total revenue in any period, it will tend to reduce our gross margin.  Additionally, as we introduce new products into the market, we anticipate our gross margin may fluctuate.

Research and product-development expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Research and product-development	$7,600	$8,424	$(824)	(10)%
Research and product-development as a percentage of revenue	16%	21%

Research and product-development expenses decreased by $0.8 million or 10% to $7.6 million for the six months ended June 30, 2010 as compared to $8.4 million for the six months ended June 30, 2009. The decrease in research and product-development expenses was primarily attributable to the decrease in personnel related costs related to the reduction in force and decreased contract development expenses.

We currently expect research and product-development expenses in future periods to be largely consistent with current expense levels but may vary with the introduction of new products or any changes to salary levels.

Sales and marketing expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Sales and marketing	$9,118	$8,945	$173	2%
Sales and marketing as a percentage of revenue	20%	22%

Sales and marketing expenses increased by $0.2 million or 2% to $9.1 million for the six months ended June 30, 2010 as compared to $8.9 million for the six months ended June 30, 2009. This increase was primarily due to higher sales commissions due to the increase in bookings activity, partially offset by lower personnel related costs.

We currently expect sales and marketing expenses in future periods to be consistent with current expense levels but may vary with the level of customer bookings and the level of spending on new or expanded marketing programs or any changes to salary levels.

General and administrative expenses (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

General and administrative	$3,804	$4,419	$(615)	(14)%
General and administrative as a percentage of revenue	8%	11%

General and administrative expenses decreased by $0.6 million or 14% to $3.8 million for the six months ended June 30, 2010 as compared to $4.4 million for the six months ended June 30, 2009. General and administrative expenses decreased primarily due to lower legal and professional fees and lower personnel related costs.

We currently expect general and administrative expenses in future periods to be largely consistent with current expense levels but may vary with any changes to salary levels.

Restructuring charges

On May 7, 2009, we implemented a reduction-in-force that resulted in the termination of approximately 10% of our work force. We substantially completed the reduction-in-force by the end of the second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in light of the economic and operating environment.

During the quarter ended June 30, 2009, we recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. There were no such restructuring charges incurred during the quarter ended June 30, 2010.

Stock-based compensation (in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009

Cost of revenue	$171	$193
Research and development	448	481
Sales and marketing	404	444
General and administrative	467	516
Total stock-based compensation	$1,490	$1,634

Stock-based compensation expenses decreased by approximately $0.1 million or 9% to $1.5 million for the six months ended June 30, 2010 as compared to approximately $1.6 million for the six months ended June 30, 2009. This net decrease was primarily attributable to the completion of four years of vesting of certain higher value grants during the initial months of the second quarter coupled with a slight increase in the forfeiture rate.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands, except percentages)

	Six Months Ended		Increase (Decrease) 2010 vs. 2009
	June 30, 2010	June 30, 2009	Amount	Percentage

Interest income	$7	$240	$(233)	(97)%
Interest expense	(1)	(4)	3	75%
Total interest income (expense), net	$6	$236	$(230)	(97)%

Interest income and expense, net decreased by $230,000 or 97% to $6,000 for the six months ended June 30, 2010, as compared to $236,000 for the six months ended June 30, 2009. The decrease was primarily attributable to lower average restricted cash balances earning interest and lower interest rates.

Provision for income taxes (in thousands)

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carryforwards among other factors. For the six months ended June 30, 2010 and 2009, we recorded an income tax expense of $16,000 and an income tax benefit of $14,000, respectively, for federal and state income taxes.

Liquidity and Capital Resources

As of June30, 2010, we had cash and cash equivalents of $41.9 million, restricted cash of $1.8 million, stockholders’ equity of $54.3 million, and working capital of $46.8 million, compared with cash and cash equivalents of $39.3 million, restricted cash of $5.7 million, stockholders’ equity of $52.9 million, and working capital of $45.5 million as of December 31, 2009.  The increase in our cash and cash equivalents was primarily related to a decrease in restricted cash.

Net cash used in operating activities for the six months ended June 30, 2010, was $0.6 million compared to $0.8 million during the same period ended June 30, 2009. The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, accounts receivable reserves and inventory reserves resulted in an inflow of $2.0 million in the 2010 period, compared to an outflow of $2.6 million in the six months ended June 30, 2009. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $2.6 million in the six months ended June 30, 2010 compared to a cash inflow of $1.8 million in the six months ended June 30, 2009.

Net cash provided by investing activities for the six months ended June 30, 2010, was $2.4 million compared to $3.6 million provided by investing activities, during the same period ended June 30, 2009. Cash provided by investing activities for the six months ended June 30, 2010, was primarily due to a decrease of $3.9 million in restricted cash required for performance bonds in connection with our Rural Utility Service, or RUS, contracts offset by $1.5 million for purchases of property and equipment, as compared to a decrease of $4.0 million in restricted cash, offset by $0.4 million for purchases of property and equipment in the six months ended June 30, 2009.

Net cash provided by financing activities for the six months ended June 30, 2010, was $0.9 million compared to $0.3 million for the same period in 2009.  Cash provided by financing activities for the six months ended June 30, 2010, was mainly due to proceeds from the exercise of stock options of $0.9 million and sale of common stock under the ESPP of $0.2 million partially offset by payment of payroll taxes for vested restricted stock units of $0.3 million and payment of capital lease obligations of approximately $12,000, as compared to proceeds of approximately $0.4 million related to the exercise of stock options, which was offset by the payment of approximately $10,000 for capital lease obligations for the six months ended June 30, 2009.

Working Capital

Working capital increased to $46.8 million as of June 30, 2010, as compared to $45.5 million as of December 31, 2009.  The increase in the working capital is primarily attributable to a decrease in deferred revenue and accrued liabilities partially offset by a decrease in inventories and accounts receivable balances and an increase in accounts payable balance.

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

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases, our commitment under capital leases, our commitment under fixed assets and licensing agreements as of June 30, 2010 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	$23,685	$23,685	$—	$—		$—
Operating leases	$6,210	$726	$4,517	$967		$—
Capital leases	$34	$15	$19	$—	$
Licensing agreements	$73	$63	$10	$—		$—

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords. As of the Evaluation Date, we did not have any material accrued liability related to these indemnification agreements.

Recent Accounting Pronouncements

There were no new accounting updates for the three months ended June 30, 2010, that would have a material impact on our financial position, results of operations and cash flows.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2010, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. In the fourth quarter of 2008, we identified a weakening in new order activity that continued throughout 2009 and into 2010. We believe this weakening relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn. In addition, we believe that many of our customers, particularly those that participate in government funding initiatives such as the United States Department of Agriculture’s RUS loan program, may be delaying investment and purchase activity pending their analysis of the availability of funding under recently announced government economic stimulus programs. We cannot accurately predict the timing or the extent of financial impact, if any, that government economic stimulus programs may have on our business. In addition, these programs may not result in a net increase in capital spending activity if telecom operators substitute spending under government stimulus programs for capital spending they would otherwise have made or if private capital spending decreases by more than the incremental increase attributable to government programs. Continued reductions, delays, or cancellations in order activity by our customers would be expected to adversely affect our future revenues by reducing the revenue we recognize in any quarter from orders booked and shipped in that quarter and by reducing the amount of deferred revenues that may become recognizable in future periods upon satisfaction of revenue recognition criteria.

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

•                  free cash flow and access to external sources of capital; and

•                  completion of major network upgrades.

Changes in government funding programs can also affect capital expenditures by IOCs. Because many of our customers are IOCs, their revenues are particularly dependent upon intercarrier payments (primarily interstate and intrastate access charges) and federal and state universal service subsidies. The Federal Communications Commission, or FCC, and some states are considering changes to both intercarrier payments and universal service subsidies, and such changes could reduce IOC revenues, which would be expected to have an adverse impact on capital spending budgets. Furthermore, many IOCs use government supported loan programs or grants to finance capital spending. Changes to those programs, such as the Department of Agriculture’s RUS loan program, could reduce the ability of IOCs to access capital. Any decision by telecom service providers to reduce capital expenditures, whether caused by the economic downturn, changes in government regulations and subsidies, or other reasons, would have a material adverse effect on our business, consolidated financial condition and results of operations.

Our focus on independent telephone operating companies limits our sales volume with individual customers and makes our future operating results difficult to predict.

We currently focus our sales efforts on IOCs in North America. These customers generally operate relatively small networks with limited capital expenditure budgets. Accordingly, we believe the total potential sales volume for our products at any individual IOC is limited, and we must identify and sell products to new IOC customers each quarter to continue to increase our sales. In addition, the spending patterns of many IOCs are characterized by small and sporadic purchases. Moreover, because our sales to IOCs are predominantly based on purchase orders rather than long-term contracts, our customers may stop purchasing equipment from us with little advance notice. As a result, we have limited backlog, our future operating results are difficult to predict and we will likely continue to have limited visibility into future operating results.

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

On October 26, 2009, FairPoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. And on February 7, 2010, FairPoint filed its bankruptcy reorganization plan. Since filing for reorganization on October 26, 2009, FairPoint has operated under the supervision of the bankruptcy court.  As of June 30, 2010, we had an outstanding receivable balance from FairPoint of approximately $0.4 million. As of March 31, 2010, we had an outstanding receivable balance from FairPoint of $2.1 million. Of this amount, $1.7 million related to transactions that occurred before FairPoint filed its bankruptcy petition. FairPoint has remitted the entire balance of $1.7 million and we have recognized revenue and related cost of revenue in the quarter ended, June 30, 2010.

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

We have incurred significant losses since our inception. As of June30, 2010, we had an accumulated deficit of $136.4 million. We incurred substantial losses in 2009. We may continue to incur losses in 2010. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

Although our products are tested prior to shipment, they may contain software or hardware errors, defects or interoperability issues (collectively described as “defects”) that may only be detected when deployed in live networks that generate high amounts of communications traffic.  In addition, defects or other malfunctions or quality control issues may not appear until the equipment has been deployed for an extended period of time.  We also continue to introduce new products that may have undetected software or hardware defects.  Our customers may discover defects in our products at any time after deployment or as their networks are expanded and modified.  Any defects in our products discovered in the future, or failures of our customers’ networks, whether caused by our products or those of another vendor, could result in lost sales and market share and negative publicity regarding our products. In 2007, we experienced higher than average failures of certain assemblies that were fabricated between October 2005 and January 2006 and identified design issues associated with a transistor that resulted in equipment disruption and that required a rework effort. Recently, we have identified malfunctions or defects in specific customer deployments related to capacitor power function failures in equipment that had been in service for extended periods of time that we were required to repair under applicable warranties or elected to repair for customer relations purposes.

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

•                  opportunity costs associated with committing capital to such acquisitions; and

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

We depend on sole source and limited source suppliers for key components of our products. We may from time to time enter into original equipment manufacturer (OEM) and/or original design manufacturer (ODM) agreements to manufacture and/or design certain products. Any of the sole source and limited source suppliers, OEM and ODM suppliers upon which we rely could stop producing our components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. We do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. We have recently experienced supply constraints with respect to certain components as demand has increased and expect that we may continue to experience supply constraints in near-term periods. As a result, these suppliers could stop selling components to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components from alternate sources, if available at all. Switching suppliers may require that we redesign our products to accommodate the new component and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our business, consolidated financial condition and consolidated results of operations.

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

As of June 30, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 27% of our outstanding common stock, of this 25% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

Dated: July 30, 2010	OCCAM NETWORKS, INC.

	By:	/s/ JEANNE SEELEY
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