Form 10-Q
period 2010-09-30
OCCAM NETWORKS INC/DE
filed 2010-10-28
CIK 1108185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 18, 2010, the number of shares outstanding of the registrant’s common stock was 21,161,838 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

OCCAM NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2010	2009 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,174	$39,268
Restricted cash	1,804	5,721
Accounts receivable, net	21,189	14,874
Inventories	13,481	12,927
Prepaid and other current assets	1,247	1,426
Total current assets	81,895	74,216
Property and equipment, net	8,254	8,699
Intangibles, net	85	156
Other assets	71	91
Total assets	$90,305	$83,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,231	$8,274
Accrued liabilities	9,816	6,999
Deferred revenue	8,131	13,035
Deferred rent	361	361
Capital lease obligations	—	26
Total current liabilities	35,539	28,695
Deferred rent, net of current portion	1,336	1,597
Capital lease obligations, net of current portion	—	20
Total liabilities	36,875	30,312
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; and 21,161,838 shares issued and outstanding at September 30, 2010 and 20,669,089 shares issued and outstanding at December 31, 2009.	289	289
Additional paid-in capital	191,374	188,013
Accumulated deficit	(138,233)	(135,452)
Total stockholders’ equity	53,430	52,850
Total liabilities and stockholders’ equity	$90,305	$83,162

*Derived from audited consolidated financial statements included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$29,810	$21,673	$75,930	$62,120
Cost of revenue	17,878	12,725	44,396	36,970
Gross margin	11,932	8,948	31,534	25,150
Operating expenses:
Research and product-development	3,949	3,762	11,549	12,186
Sales and marketing	5,082	4,459	14,200	13,404
General and administrative	1,898	1,760	5,702	6,179
Restructuring charges	—	—	—	213
Loss on litigation settlement	—	1,700	—	1,700
Merger related expenses	2,840	—	2,840	—
Total operating expenses	13,769	11,681	34,291	33,682
Loss from operations	(1,837)	(2,733)	(2,757)	(8,532)
Other income (expense), net	—	43	—	147
Interest income (expense), net	2	38	8	274
Loss before benefit from income taxes	(1,835)	(2,652)	(2,749)	(8,111)
Provision for (benefit from) income taxes	16	(21)	32	(35)
Net loss	$(1,851)	$(2,631)	$(2,781)	$(8,076)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.13)	$(0.13)	$(0.40)
Weighted average shares attributable to common stockholders:
Basic and diluted	20,973	20,273	20,820	20,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCCAM NETWORKS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Operating activities
Net loss	$(2,781)	$(8,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,032	2,685
Depreciation and amortization	2,212	2,501
Accounts receivable reserves	(11)	176
Inventory reserves	8	160
Changes in operating assets and liabilities:
Accounts receivable	(6,304)	1,073
Inventories	(562)	6,428
Prepaid expenses and other current assets	199	1,710
Accounts payable	8,957	230
Accrued expenses	2,817	(173)
Deferred revenue	(4,904)	(5,415)
Deferred rent	(261)	(244)
Net cash provided by operating activities	1,402	1,055
Investing activities
Decrease (increase) in restricted cash	3,917	7,512
Net purchases of property and equipment	(1,696)	(707)
Net cash provided by investing activities	2,221	6,805
Financing activities
Exercise of stock options	1,052	61
Payments of payroll taxes for vested restricted stock units	(259)	—
Capital lease obligations	(46)	(17)
Proceeds from employee stock purchase plan	536	571
Net cash provided by financing activities	1,283	615
Net increase in cash and cash equivalents	4,906	8,475
Cash and cash equivalents, beginning of period	39,268	30,368
Cash and cash equivalents, end of period	$44,174	$38,843
Supplemental disclosure of cash flow information:
Income taxes paid	$211	$202
Interest paid	$3	$4

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

The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the Securities and Exchange Commission, or the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flow for the nine months ended September 30, 2010 and 2009.

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

The Company sells hardware products that contain embedded operating system software. These tangible products contain software components and non-software components that function together to deliver the product’s essential functionality. Revenue is recognized for these products under Staff Accounting Bulletin Codification Topic 13: Revenue Recognition. The Company has one minor software network management product which is a stand- alone product not essential to the functionality of other products that the Company sells. Revenue is recognized for this product in accordance with FASB Accounting Standard Codification Topic 985, Software. The amount of sales of this product and the related revenue recognized to date by the Company has been immaterial.

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

2.     Pending Merger

On September 16, 2010, the Company announced that it had entered into an Agreement and Plan of Merger, which is referred to in this report as the Merger Agreement with Calix, Inc. The Merger agreement provides that, upon the terms and subject to the conditions set forth therein, Calix will acquire Occam and as a result, Occam will become a wholly-owned subsidiary of Calix.

The transaction is valued at approximately $171 million, or approximately $7.75 per share of Occam common stock (based on the closing trading price of Calix’s stock as of September 14, 2010).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the first merger, each share of Occam’s common stock issued and outstanding will be converted into the right to receive $3.8337 in cash, without interest plus $0.2925 of a validly issued, fully paid and non-assessable share of Calix common stock.  At the closing of the merger, former Occam stockholders will own between 14.1% and 15.9% of the outstanding shares of Calix’s common stock (based on the number of Calix shares outstanding as of September 14, 2010).

The completion of the transaction is subject to various closing conditions, including obtaining the approval of our stockholders, registering the shares of Calix common stock to be issued in connection with the merger and receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Company currently expects the transaction to close in the fourth quarter of 2010 or the first quarter of 2011.  Both companies will continue to operate their businesses independently until the close of the merger.

The Company has incurred $2.8 million, in merger related expenses for the quarter ended September 30, 2010. The Company expects to incur continuing expenses associated with the merger.

The foregoing description of the Merger Agreement and other references to the Merger Agreement in the Form 10-Q do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which has been filed with the SEC and the terms of which are incorporated herein by reference to the full text of the Merger Agreement.

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

In accordance with this guidance, we measure our cash equivalents at fair value.  Our cash equivalents are classified within Level 1.  Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs.  At September 30, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis.  Fair value of our money market funds was $35.5 million at September 30, 2010.

Effective January 1, 2009, the Company adopted the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Inventories

	September 30, 2010	December 31, 2009
Raw materials	$962	$274
Work-in-process	286	56
Finished goods(1)	12,233	12,597
Total inventories	$13,481	$12,927

(1)                                 $4.7 million and $6.2 million of finished goods inventory were shipped to customers as of September 30, 2010 and December 31, 2009, respectively. The majority were sent to RUS contract customers and value-added resellers. Revenue and related cost of revenue were not recognized at the time of shipments as defined by the Company’s revenue recognition policy and therefore were included in inventories. For more information regarding our revenue recognition policy, see Revenue Recognition under Note 1 to these unaudited condensed consolidated financial statements.

4.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss attributable to common stockholders	$(1,851)	$(2,631)	$(2,781)	$(8,076)
Shares used in computation:
Weighted average common shares outstanding used in computation of basic net loss per share	20,973	20,273	20,820	20,214
Dilutive effect of stock options		—		—
Dilutive effect of common stock warrants		—		—
Shares used in computation of diluted net income (loss) per share	20,973	20,273	20,820	20,214
Basic and diluted net loss per share	$(0.09)	$(0. 13)	$(0.13)	$(0.40)

Basic and diluted net loss per share, are identical because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for three months ended September 30, 2010 and September 30, 2009, amounted to approximately 0.7 million and 3.5 million shares, respectively and for the nine months ended September 30, 2010 and September 30, 2009, amounted to approximately 0.6 million and 3.3 million shares, respectively.

5.    Commitments and Contingencies

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements, which expire at various dates through 2016. Operating leases contain escalation clauses with annual base rent adjustments or a cost of living adjustment. Total rent expense was $0.3 million for both the three months ended September 30, 2010 and September 30, 2009, and $0.9 million, for both the nine months ended September 30, 2010 and September 30, 2009 respectively.

Minimum annual lease commitments under non-cancelable operating leases are as follows (in thousands):

Remainder of fiscal year,
2010	$389
Fiscal year ending December 31,
2011	1,504
2012	1,540
2013	1,577
2014	674
2015	328
Total Minimum Lease Payments	$6,012

Royalties

From time to time, the Company may license certain technology for incorporation into its products. Under the terms of these multi-year agreements, royalty payments will be made based on per-unit sales of certain of the Company’s products. The Company incurred royalty expense of $85,000 and $63,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. The Company incurred $215,000 and $171,000 in royalty expenses for the nine months ended September 30 2010 and September 30, 2009, respectively.

Legal Proceedings

Merger Transaction Class Action Lawsuits

On September 17, 20, and 21, 2010, three purported class action complaints were filed in the California Superior Court for Santa Barbara County:  (1) Kardosh v. Occam Networks, Inc., et al., Case No. 1371748 (“Kardosh Complaint”); (2) Kennedy v. Occam Networks, Inc., et al., Case No. 1371762 (“Kennedy Complaint”); and (3) Moghaddam v. Occam Networks, Inc., et al., Case No. 1371802 (“Moghaddam Complaint”) (together, the “California Complaints”).  Each of the California Complaints names Occam, the members of the Occam board, and Calix as defendants.  The Kennedy Complaint also names Calix’s merger subsidiaries (Ocean Sub I, Inc. and Ocean Sub II, LLC) as defendants.  The California Complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  The California Complaints further allege that Occam and the other entity defendants aided and abetted these alleged breaches of fiduciary duty.  The plaintiffs seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

On October 6, 2010, another purported class action complaint was filed in the Court of Chancery of the State of Delaware:  Steinhart, et al. v. Howard-Anderson, et al., Case No. 5878-VCL (the “Delaware Complaint”).  Like the California Complaints, the Delaware Complaint names the members of Occam’s board as defendants and generally alleges that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  Also, like the plaintiffs who filed the California Complaint, the plaintiffs who filed the Delaware Complaint seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

Occam is reviewing the complaints and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously.  However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Occam’s defense of these actions will be successful.  Additional complaints containing substantially similar allegations may be filed in the future.

Atwater Partners of Texas LLC v. AT&T, Inc. et al.

On May 27, 2010, Atwater Partners of Texas LLC filed a complaint in the U.S. District Court for the Eastern District of Texas alleging infringement of certain U.S. Patent Nos. 6,490,296; 7,158,523; 7,161,953; 7,310,310; and 7,349,401 by 25 companies, including Occam.  The complaint seeks an injunction, unspecified damages, and other relief.  The disclosure of each of the patents in suit relates to the field of digital networks. The Company has answered the complaint and has asserted thirteen affirmative defenses, including invalidity, non-infringement, and patent exhaustion.  This case is currently pending.

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

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party’s reply briefs have been filed as of November 17, 2009. The Appellate Court for the Ninth Circuit heard oral argument on October 5, 2010. It is likely that it will be at least until April 2011 before the Court renders a decision on this matter.

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

The parties in the approximately 300 coordinated cases, including the Company’s, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court’s approval of the settlement have been filed. As of October 6, 2010, the deadline for filing appellate briefs opposing the settlement, only one brief was filed. On October 8, 2010 the remaining objectors along with Plaintiff filed a stipulation withdrawing their appeals with prejudice. The remainder of the briefing schedule has not been set. Appellees, including the Company, are required to request a date not later than one hundred twenty days from the date of the appellate brief filing to file their brief. The case remains open pending the briefing schedule and the outcome of the court ruling on the appeal.

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

Indemnifications and Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers, value-added resellers, and landlords. As of September 30, 2010, the Company did not have any material accrued liability related to these indemnification agreements.

Occam is also a party to indemnification agreements with its officers and directors. Consequently, it has obligations to hold harmless and indemnify each of the directors who are named defendants in the California Complaints and the Delaware Complaint (as described above) against associated judgments, fines, settlements and expenses related to such claims and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation.

Purchase Orders

Under the terms of Occam’s contract manufacturer agreements and original design manufacturer agreements, Occam is required to place orders with its contract manufacturers and original design manufacturers to provide inventory to meet its estimated sales demand. Certain contract manufacturer agreements include production forecast change, lead-time and cancellation provisions. At September 30, 2010, open purchase orders with contract manufacturers were $29.0 million.

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

	September 30,	December 31,
	2010	2009

Warranty liability at beginning of the year	$4,818	$4,326
Accruals for warranty during the period	2,129	2,830
Warranty utilization	(2,979)	(2,338)
Warranty liability at end of the period	$3,968	$4,818

The increased warranty utilization for the nine months ended September 30, 2010, was primarily due to field rework and replacement for specific customer deployments related to capacitor power function failures.

6.    Accrued Liabilities

The major components of accrued liabilities are (in thousands):

	September 30, 2010	December 31, 2009
Warranty accruals	$3,968	$4,818
Payroll, paid time off, bonus and related accruals	2,804	1,620
Accrued Legal Expenses	2,112	65
Commissions	400	234
Other accruals	532	262
Total	$9,816	$6,999

As of September 30, 2010, accrued legal expenses primarily consisted of accruals related to the proposed merger transaction.

7.    Stock Options, Stock Awards, Employee Stock Purchase Plan, and Stock-Based Compensation

Stock option activity, under the Company’s stock option plan for the nine months ended September 30, 2010, is summarized as below (shares and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,923	$5.65	7.18	$6,379
Granted	81
Exercised	(290)
Forfeited or expired	(47)
Outstanding at September 30, 2010	3,667	$5.68	6.51	$13,254
Exercisable at September 30, 2010	2,628	$6.63	5.79	$8,497

The weighted-average fair value of options granted to employees on the date of the grant for the three months ended September 30, 2010 was $2.32 per share and for the nine months ended September 30, 2010 was $3.02 per share.

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

Stock Awards

A summary of the Company’s restricted stock unit activities is as follows (in thousands):

	Restricted Stock Units	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	315	1.09	$1,703
Awarded	3
Released	(67)
Forfeited or expired or cancelled	(47)
Outstanding at September 30, 2010	204	0.81	$1,599

Employee Stock Purchase Plan

In March 2008, the Board of Directors approved an amendment to our 2006 Employee Stock Purchase Plan or the ESPP. The amendment increased the maximum number of shares of the Company’s common stock that an eligible employee may purchase during each offering period from 1,000 shares to 5,000 shares. Under the ESPP, 78,320 and 65,518 shares were issued on February 16, 2010 and August 15, 2010, at a purchase price per share of $2.97 and $4.63, respectively.

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

Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for all stock-based awards to employees and directors, including employee stock options, restricted stock and restricted stock units and shares purchased pursuant to the ESPP based on the estimated fair value on our Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Employee stock-based compensation in:
Cost of revenue	$63	$133	$234	$326
Research and product development expense	146	297	594	778
Sales and marketing expense	156	248	560	692
General and administrative expense	177	373	644	889
Total SFAS 123(R) stock-based compensation in operating expenses	479	918	1,798	2,359
Total SFAS 123(R) stock-based compensation	$542	$1,051	$2,032	$2,685

As of September 30, 2010, total unamortized stock-based compensation cost related to non-vested stock options after accounting for estimated forfeitures was $1.6 million, which the Company expects to recognize over the remaining vesting period of each grant, up to the next 48 months.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Risk-free interest rate	1.38%	2.41%	2.1%	2.87%
Expected term (years)	5.0	4.9	4.9	4.9
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	54%-57%	54%	54%-57%

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

9.              FairPoint Communications, Inc. Bankruptcy

On June 1, 2010, the US Bankruptcy Court ordered the payment of $1.7 million by FairPoint Communications in full satisfaction of Occam’s pre-petition claim. On June 18, 2010, Occam received the amount of $1.7 million. As a result we have recognized $1.7 million as revenue in the quarter ended June 30, 2010, previously deferred, since all the criteria of Staff Accounting Bulletin Codification Topic 13: Revenue Recognition have been met. The expense previously recorded for inventory impairment, $138,000, was reversed in the quarter ended June 30, 2010 since the related revenue has been recognized. There are no remaining pre-petition claims outstanding.

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

In addition, the potential merger with Calix presents additional risks and uncertainties that could cause the actual results to differ from those expressed or implied by forward looking statements including the risk that the pending merger with Calix may not be consummated due to a failure to obtain stockholder or regulatory approval or for any other reason; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of either or both of the companies; the risk that the two companies will not be integrated successfully and in a timely manner even if the closing occurs as anticipated; and the risk that the transaction may involve unexpected costs or unexpected liabilities.

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

Overview

We develop, market and support innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both copper and fiber optic networks.  Our Broadband Loop Carrier, or BLC, is an integrated hardware and software platform that uses Internet Protocol, or IP, and Ethernet technologies to increase the capacity of local access networks, enabling our customers to deliver advanced services, including voice-over-IP, or VoIP, IP-based television, or IPTV, video-on-demand, or VoD, and high-definition television, or HDTV.  Our platform simultaneously supports traditional voice and data services, enabling our customers to leverage their existing networks and migrate to IP without disruption.  In addition to providing our customers with increased bandwidth, our products provide incremental value by offering software-based features to improve the quality, resiliency and security of network service offerings.  We market our products through a combination of direct and indirect channels.  Our direct sales efforts are focused on the North American independent operating company, or IOC, segment of the telecom service provider market. As of September 30, 2010, we had shipped our BLC platform to over 380 telecommunications customers.

From our inception through September 30, 2010, we have incurred cumulative net losses of approximately $138.2 million.  We realized income from operations and were profitable on a net income basis during the quarters ended December 31, 2008, December 31, 2006 and September 24, 2006, and for the year ended December 31, 2006.  Previously, we had not been profitable on a quarterly or annual basis, excluding the quarter ended December 25, 2005, in which we realized modest operating income of $3,000.  We experienced operating and net losses in all four quarters of fiscal 2009. During the current quarter, we experienced an increase in customer bookings activity due to certain orders related to the broadband funding initiatives. In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments, using their own funds, and their access to credit facilities or other loan program funds.

Recent Development

On September 16, 2010, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Calix and two wholly owned subsidiaries of Calix. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Calix will acquire Occam by means of a series of mergers involving two wholly owned subsidiaries of Calix.  As a result of the merger, Occam will become a wholly-owned subsidiary of Calix.

The transaction is valued at approximately $171 million, or approximately $7.75 per share of Occam common stock (based on the closing trading price of Calix’s stock as of September 14, 2010).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the first merger, each share of Occam’s common stock issued and outstanding, will be converted into the right to receive $3.8337 in cash, without interest plus $0.2925 of a validly issued, fully paid and non-assessable share of Calix common stock.  At the closing of the merger, former Occam stockholders will own between 14.1% and 15.9% of the outstanding shares of Calix’s common stock (based on the number of Calix shares outstanding as of September 14, 2010).

The completion of the transaction is subject to various closing conditions, including obtaining the approval of our stockholders, registering the shares of Calix common stock to be issued in connection with the merger and receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Company currently expects the transaction to close in the fourth quarter of 2010 or the first quarter of 2011.  Both companies will continue to operate their businesses independently until the close of the merger.

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

Results of Operations

Three-months ended September 30, 2010 and 2009

Revenue (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Revenue	$29,810	$21,673	$8,137	38%

Our revenue is principally comprised of our BLC 6000 series system product line, Optical Network Terminals, cabinets and related accessories.  Revenue increased by $8.1 million or 38% to $29.8 million for the three months ended, September 30, 2010 as compared to revenue of $21.7 million for the three months ended September 30, 2009. The increase in revenue was primarily due to the recognition of revenue associated with customer orders related to government broadband funding initiatives, which included increased volumes of our ONT products.

Although we expect that IOCs will continue to carefully evaluate their capital investment decisions in light of continued economic uncertainty, government broadband funding initiatives should have a favorable impact on capital spending trends among telecommunications carriers for the balance of 2010 and into 2011.  In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments, using their own funds and their access to credit facilities or other loan program funds.  However, our announcement of an agreement to be acquired by Calix could have an adverse effect on our revenues and revenue growth, if any, in the fourth quarter of 2010 and the first quarter of 2011.  In particular, while the transaction remains pending, customers could defer purchase decisions pending the outcome of the transaction (including obtaining required stockholder and regulatory approval), or customers could elect to purchase from other suppliers.

We have experienced and believe we may continue to experience supply constraints as demand increases or as we introduce our newest products.

Cost of revenue and gross margin (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Cost of revenue	$17,878	$12,725	$5,153	40%
Gross margin	$11,932	$8,948	$2,984	33%
Gross margin percentage	40%	41%

Cost of revenue includes the cost of products shipped for which revenue was recognized, warranty costs, costs of any manufacturing yield problems, re-work costs, manufacturing overhead, provisions for obsolete inventory and the cost of post-sales support.  The increase in cost of revenue during the three months ended September 30, 2010 from the similar period during the prior year was primarily attributable to increased revenue shipments.

Gross margin was 40% of revenue for the three months ended September 30, 2010 and 41% of revenue for the three months ended September 30, 2009.  The decrease in gross margin percent was primarily attributable to product mix related to increased revenue of our lower margin ONT products.

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

Research and product-development expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Research and product-development	$3,949	$3,762	$187	5%
Research and product-development as a percentage of revenue	13%	17%

Research and product-development expenses consist primarily of salaries and other personnel-related costs, prototype component and assembly costs, third-party design services and consulting costs, and other costs related to the design, development, and testing of our products.  Research and product-development costs are expensed as incurred, except for capital expenditures, which are capitalized and depreciated over their estimated useful lives, generally two to three years.  Research and development expenses increased by $0.2 million or 5% to $4.0 million for the three months ended September 30, 2010 as compared to $3.8 million for the three months ended September 30, 2009. This net increase in research and product-development expenses was primarily attributable to personnel related costs partially offset by lower stock-based compensation expense.

We currently expect research and product-development expenses in future periods to be largely consistent with current expense levels but may vary with the introduction of new products.

Sales and marketing expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Sales and marketing	$5,082	$4,459	$623	14%
Sales and marketing as a percentage of revenue	17%	21%

Sales and marketing expenses consist primarily of salaries, sales commissions, and other personnel-related costs, development and distribution of promotional materials, and other costs related to generating sales and conducting corporate marketing activities.  Sales and marketing expenses increased by $0.6 million or 14% to $5.1 million for the three months ended September 30, 2010 from $4.5 million for the same period in 2009. This net increase was primarily due to higher sales commissions due to an increase in bookings activity and higher personnel related costs.

We currently expect sales and marketing expenses in future periods to be consistent with current expense levels but may vary with the level of customer bookings and the level of spending on new or expanded marketing programs.

General and administrative expenses (in thousands, except percentages)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

General and administrative	$1,898	1,760	$138	8%
General and administrative as a percentage of revenue	6%	8%

General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, finance, human resources, and administrative personnel. Additionally, general and administrative expenses include professional fees, liability insurance and other general corporate costs such as rent, legal, utilities and accounting expenses. General and administrative expenses increased by $0.1 million or 8% to $1.9 million for the three months ended September 30, 2010 as compared to $1.8 million for the three months ended September 30, 2009. General and administrative expenses increased primarily due to personnel related costs, partially offset by lower stock based compensation expense.

We currently expect general and administrative expenses in future periods to be largely consistent with current expense levels.

Loss on litigation settlement

On September 10, 2009 we entered into a memorandum of understanding regarding the settlement of the April 26th, 2007 stockholder class action lawsuit. On November 2, 2009 the parties signed and submitted a formal binding stipulation of settlement to the court. The court issued its preliminary approval of the settlement on November 13, 2009. On February 22, 2010, the court held a hearing dismissing the litigation with prejudice and entered a final judgment. The total settlement amount of $13.9 million was agreed to by all of the parties, of which we contributed $1.7 million. We recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009, associated with this settlement. There was no such loss recorded for the quarter ended September 30, 2010.

Merger related expenses

On September 16, 2010, we announced that we had entered into the Merger Agreement with Calix and two wholly owned subsidiaries of Calix.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Calix will acquire Occam by means of a series of mergers involving two wholly owned subsidiaries of Calix. As a result of the merger, Occam will become a wholly-owned subsidiary of Calix.  We have incurred $2.8 million, in merger related expenses for the quarter ended September 30, 2010. We currently expect to incur continuing merger related expenses during the fourth quarter of 2010.

The completion of the transaction is subject to various closing conditions, including obtaining the approval of our stockholders, registering the shares of Calix Common Stock to be issued in connection with the merger and receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We currently expect the transaction to close in the fourth quarter of 2010 or the first quarter of 2011.

Stock-based compensation (in thousands)

	Three Months Ended
	September 30, 2010	September 30, 2009

Cost of sales	$63	$133
Research and development	146	297
Sales and marketing	156	248
General and administrative	177	373
Total stock-based compensation	$542	$1,051

Stock-based compensation expense decreased by approximately $0.5 million or 48% to $0.6 million for the three months ended September 30, 2010 as compared to approximately $1.1 million for the three months ended September 30, 2009. This net decrease was primarily attributable to the completion of four years of vesting of certain higher value grants during the initial months of the last quarter and current quarter and no performance related stock based compensation expense when compared to the stock based compensation expense for  quarter ended September 30, 2009.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands)

	Three Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Interest income	$2	$38	$(36)	(95)%
Interest expense	0	0	0	0%
Total interest income (expense), net	$2	$38	$(36)	(95)%

Interest income, net decreased by $36,000 or 95% to $2,000 for the three months ended September 30, 2010, as compared to $38,000 for the three months ended September 30, 2009. The decrease is primarily attributable to lower average restricted cash balances earning interest and lower interest rates.

Provision for (benefit from) income taxes

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the three months ended September 30, 2010, we provided for $16,000 for income taxes and for the three months ended September 30, 2009, we recorded a tax benefit of $21,000, for federal and state income taxes.

Nine months ended September 30, 2010 and September 30, 2009

Revenue (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Revenue	$75,930	$62,120	$13,810	22%

Revenue increased by $13.8 million or 22% to $75.9 million for the nine months ended September 30, 2010 as compared to revenue of $62.1 million for the nine months ended September 30, 2009.  The increase in revenue is primarily due to the recognition of revenue associated with customer orders related to government broadband funding initiatives, which included increased volumes of our ONT and BLC 6000 products and the recognition of $1.7 million of FairPoint revenue that was deferred in the third quarter of 2009.

In the first nine months of 2010, we experienced an increase in customer bookings activity, due to certain orders related to government broadband funding initiatives.  Although we expect that IOCs will continue to carefully evaluate their capital investment decisions in light of continued economic uncertainty, government broadband funding initiatives should have a favorable impact on capital spending trends among telecommunications carriers for the balance of 2010 and into 2011. In the short term, we expect that booking activity may vary depending on our customers’ ability to make capital investments, using their own funds, and their access to credit facilities or other loan program funds.  However, our announcement of an agreement to be acquired by Calix could have an adverse effect on our revenues and revenue growth, if any, in the fourth quarter of 2010 and the first quarter of 2011.  In particular, while the transaction remains pending, customers could defer purchase decisions pending the outcome of the transaction (including obtaining required stockholder and regulatory approval), or customers could elect to purchase from other suppliers.

We have experienced and believe we may continue to experience supply constraints as demand increases or as we introduce our newest products.

Cost of revenue and gross margin (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Cost of revenue	$44,396	$36,970	$7,426	20%
Gross margin	$31,534	$25,150	$6,384	25%
Gross margin percentage	42%	40%

Cost of revenue increased by $7.4 million or 20% to $44.4 million for the nine months ended September 30, 2010 as compared to $37.0 million for the nine months ended September 30, 2009. The increase in cost of revenue during the nine months ended September 30, 2010 was primarily attributable to increased revenue shipments.

Gross margin increased to 42% of revenue in the nine months ended September 30, 2010 compared to gross margin of 40% of revenue for the nine months ended September 30, 2009. The increase in gross margin percent was primarily attributable to product mix and decreased unit cost of our blades and ONT products.

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

Research and product-development expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Research and product-development	$11,549	$12,186	$(637)	(5)%
Research and product-development as a percentage of revenue	15%	20%

Research and product-development expenses decreased by $0.6 million or 5% to $11.6 million for the nine months ended September 30, 2010 as compared to $12.2 million for the nine months ended September 30, 2009. The decrease in research and product-development expenses was primarily attributable to the decrease in personnel related costs, decreased product-development expenses and lower stock-based compensation expense.

We currently expect research and product-development expenses in future periods to be largely consistent with current expense levels but may vary with the introduction of new products.

Sales and marketing expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Sales and marketing	$14,200	$13,404	$796	6%
Sales and marketing as a percentage of revenue	19%	22%

Sales and marketing expenses increased by $0.8 million or 6% to $14.2 million for the nine months ended September 30, 2010 as compared to $13.4 million for the nine months ended September 30, 2009. This increase was primarily due to higher sales commissions due to the increase in bookings activity, partially offset by lower personnel related costs.

We currently expect sales and marketing expenses in future periods to be consistent with current expense levels but may vary with the level of customer bookings and the level of spending on new or expanded marketing programs.

General and administrative expenses (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

General and administrative	$5,702	$6,179	$(477)	(8)%
General and administrative as a percentage of revenue	8%	10%

General and administrative expenses decreased by $0.5 million or 8% to $5.7 million for the nine months ended September 30, 2010 as compared to $6.2 million for the nine months ended September 30, 2009. General and administrative expenses decreased primarily due to lower professional fees and lower stock-based compensation expense, partially offset by an increase in personnel related costs.

We currently expect general and administrative expenses in future periods to be largely consistent with current expense levels.

Restructuring charges

On May 7, 2009, we implemented a reduction-in-force that resulted in the termination of approximately 10% of our work force. We substantially completed the reduction-in-force by the end of the second quarter of 2009. The purpose of the workforce reduction was to reduce costs, streamline operations, and improve the cost structure in light of the economic and operating environment. During the quarter ended June 30, 2009, we recorded approximately $213,000 of restructuring charges related to termination benefits in connection with the reduction- in- force. There were no such restructuring charges incurred during the quarter ended September 30, 2010.

Loss on litigation settlement

On September 10, 2009 we entered into a memorandum of understanding regarding the settlement of the April 26th, 2007 stockholder class action lawsuit. On November 2, 2009 the parties signed and submitted a formal binding stipulation of settlement to the court. The court issued its preliminary approval of the settlement on November 13, 2009. On February 22, 2010, the court held a hearing dismissing the litigation with prejudice and entered a final judgment. The total settlement amount of $13.9 million had been agreed by all parties, of which we contributed $1.7 million. We recorded a charge of $1.7 million as a loss on settlement for the quarter ended September 30, 2009, associated with this settlement. There was no such loss recorded for the quarter ended September 30, 2010.

Merger Related Expenses

On September 16, 2010, we announced that we had entered into the Merger Agreement with Calix and two wholly owned subsidiaries of Calix.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Calix will acquire Occam by means of a series of mergers involving two wholly owned subsidiaries of Calix. As a result of the merger, Occam will become a wholly-owned subsidiary of Calix. We have incurred $2.8 million, in merger related expenses for the quarter ended September 30, 2010. We currently expect to incur continuing merger related expenses during the fourth quarter of 2010.

The completion of the transaction is subject to various closing conditions, including obtaining the approval of our stockholders, registering the shares of Calix Common Stock to be issued in connection with the merger and receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We expect the transaction to close in the fourth quarter of 2010 or the first quarter of 2011.

Stock-based compensation (in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Cost of revenue	$234	$326
Research and development	594	778
Sales and marketing	560	692
General and administrative	644	889
Total stock-based compensation	$2,032	$2,685

Stock-based compensation expenses decreased by approximately $0.7 million or 24% to $2.0 million for the nine months ended September 30, 2010 as compared to approximately $2.7 million for the nine months ended September 30, 2009. This net decrease was primarily attributable to the completion of four years of vesting of certain higher value grants during the initial months of the prior quarter and the current quarter and no performance related stock based compensation expense when compared to the stock based compensation expense for  the nine months ended September 30, 2009.

We anticipate that the stock-based compensation expense calculated under FASB Accounting Standards Codification Topic 718 will continue to have a material effect on our consolidated statement of operations.

Interest income (expense), net (in thousands, except percentages)

	Nine Months Ended		Increase (Decrease) 2010 vs. 2009
	September 30, 2010	September 30, 2009	Amount	Percentage

Interest income	$11	278	(267)	(96)%
Interest expense	(3)	(4)	1	25%
Total interest income (expense), net	$8	$274	$(266)	(97)%

Interest income and expense, net decreased by $266,000 or 97% to $8,000 for the nine months ended September 30, 2010, as compared to $274,000 for the nine months ended September 30, 2009. The decrease was primarily attributable to lower average restricted cash balances earning interest and lower interest rates.

Provision for (benefit from) income taxes

For income tax purposes, we consider our projected annual income and the utilization of our net operating loss carry forwards among other factors. For the nine months ended September 30, 2010 and 2009, we recorded an income tax expense of $32,000 and an income tax benefit of $35,000 respectively, for federal and state income taxes.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $44.2 million, restricted cash of $1.8 million, stockholders’ equity of $53.4 million, and working capital of $46.4 million, compared with cash and cash equivalents of $39.3 million, restricted cash of $5.7 million, stockholders’ equity of $52.9 million, and working capital of $45.5 million as of December 31, 2009.

Net cash provided by operating activities for the nine months ended September 30, 2010, was $1.4 million compared to $1.1 million during the same period ended September 30, 2009. The sum of our net loss and certain non-cash expenses, such as stock-based compensation, depreciation and amortization, accounts receivable reserves and inventory reserves resulted in an inflow of $1.5 million in the 2010 period, compared to an outflow of $2.5 million in the nine months ended September 30, 2009. The overall impact of change in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $0.1 million in the nine months ended September 30, 2010 compared to a cash inflow of $3.6 million in the nine months ended September 30, 2009.

Net cash provided by investing activities for the nine months ended September 30, 2010, was $2.2 million compared to $6.8 million, during the same period ended September 30, 2009. Cash provided by investing activities for the nine months ended September 30, 2010, was primarily due to a decrease of $3.9 million in restricted cash required for performance bonds in connection with our Rural Utility Service, or RUS, contracts offset by $1.7 million for purchases of property and equipment, as compared to a decrease of $7.5 million in restricted cash, offset by $0.7 million for purchases of property and equipment in the nine months ended September 30, 2009.

Net cash provided by financing activities for the nine months ended September 30, 2010, was $1.3 million compared to $615,000 for the same period ended September 30, 2009.  Cash provided by financing activities for the nine months ended September 30, 2010, was mainly due to proceeds from the exercise of stock options of $1.1 million and sale of common stock under the ESPP of $0.5 million partially offset by payment of payroll taxes for vested restricted stock units of $0.3 million and payment of capital lease obligations of approximately $46,000, as compared to proceeds of approximately $61,000 related to the exercise of stock options and sale of common stock under the ESPP of $0.6 million which was offset by the payment of approximately $17,000 for capital lease obligations for the nine months ended September 30, 2009.

Working Capital

Working capital increased to $46.4 million as of September 30, 2010, as compared to $45.5 million as of December 31, 2009.  The increase in the working capital is primarily attributable to an increase in accounts receivable and inventory balance and a decrease in deferred revenue partially offset by an increase in accounts payable and accrued expenses balance.

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

Contractual Obligations

We lease our facilities and certain assets under non-cancelable operating leases expiring through 2016, excluding various renewal options. We lease certain office equipment under capital leases.

The following table summarizes our minimum purchase commitments to our contract manufacturers, our minimum commitments under non-cancelable operating leases, our commitment under capital leases, our commitment under fixed assets and licensing agreements as of September 30, 2010 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Purchase commitments (1)	28,991	28,991	—	—	—
Operating leases	6,012	389	4,621	1,002	—
Licensing agreements	41	31	10	—	—

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any material off-balance sheet arrangements, other than operating leases and certain purchase commitments described in the contractual obligations table above.

Indemnification Obligations

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, and landlords.  As of September 30, 2010, we did not have any material accrued liability related to these indemnification agreements.

We are also a party to indemnification agreements with our officers and directors, consequently, we have obligations, to hold harmless and indemnify each of our directors as defendants in the California Complaints and the Delaware Complaint (as described above) against judgments, fines, settlements and expenses and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation.

Recent Accounting Pronouncements

There were no new accounting updates for the three months ended September 30, 2010, that would have a material impact on our financial position, results of operations and cash flows.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Merger Transaction Class Action Lawsuits

On September 17, 20, and 21, 2010, three purported class action complaints were filed in the California Superior Court for Santa Barbara County:  (1) Kardosh v. Occam Networks, Inc., et al., Case No. 1371748 (“Kardosh Complaint”); (2) Kennedy v. Occam Networks, Inc., et al., Case No. 1371762 (“Kennedy Complaint”); and (3) Moghaddam v. Occam Networks, Inc., et al., Case No. 1371802 (“Moghaddam Complaint”) (together, the “California Complaints”).  Each of the California Complaints names Occam, the members of the Occam board, and Calix as defendants.  The Kennedy Complaint also names Calix’s merger subsidiaries (Ocean Sub I, Inc. and Ocean Sub II, LLC) as defendants.  The California Complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  The California Complaints further allege that Occam and the other entity defendants aided and abetted these alleged breaches of fiduciary duty.  The plaintiffs seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

On October 6, 2010, another purported class action complaint was filed in the Court of Chancery of the State of Delaware:  Steinhart, et al. v. Howard-Anderson, et al., Case No. 5878-VCL (the “Delaware Complaint”).  Like the California Complaints, the Delaware Complaint names the members of Occam’s board as defendants and generally alleges that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  Also, like the plaintiffs who filed the California Complaint, the plaintiffs who filed the Delaware Complaint seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

Occam is reviewing the complaints and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously.  However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Occam’s defense of these actions will be successful.  Additional complaints containing substantially similar allegations may be filed in the future.

Atwater Partners of Texas LLC v. AT&T, Inc. et al.

On May 27, 2010, Atwater Partners of Texas LLC filed a complaint in the U.S. District Court for the Eastern District of Texas alleging infringement of certain U.S. Patent Nos. 6,490,296; 7,158,523; 7,161,953; 7,310,310; and 7,349,401 by 25 companies, including Occam.  The complaint seeks an injunction, unspecified damages, and other relief.  The disclosure of each of the patents in suit relates to the field of digital networks. We have answered the complaint and have asserted thirteen affirmative defenses, including invalidity, non-infringement, and patent exhaustion.  This case is currently pending.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

IPO Short Swing Profits Litigation

In late 2007, we received a letter from Vanessa Simmonds, a putative shareholder, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b), by the underwriter of our initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of us (then known as Accelerated Networks). We evaluated the demand and declined to prosecute the claim. On October 12, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, the lead underwriter of our IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriter and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of our IPO on June 23, 2000, through at least June 22, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriter any “short-swing profits” obtained by it in violation of Section 16(b). We were named as a nominal defendant in the action, but have no liability for the asserted claims. None of our directors or officers are named as defendants in this action.

On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs. The Underwriters and Issuers have filed a motion to dismiss the case and reply briefs have been filed. The Court heard oral argument on January 19, 2009 from all parties. On March 12, 2009, the Court dismissed the 16 (b) complaint against the issuer defendants including Occam on both jurisdictional and statute of limitation grounds. On March 31, 2009, the Plaintiffs filed a Notice of Appeal and their opening brief on August 26, 2009. The Issuers including Occam and the underwriters filed their responses on October 2, 2009. Each party’s reply briefs have been filed as of November 17, 2009. The Appellate Court for the Ninth Circuit heard oral argument on October 5, 2010. It is likely that it will be at least until April 2011 before the Court renders a decision on this matter.

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. On October 5, 2009, the Court approved the settlement and certified a settlement class. Six notices of appeal of the Second Circuit of the Court’s approval of the settlement have been filed. As of October 6, 2010, the deadline for filing appellate briefs opposing the settlement, only one brief was filed. On October 8, 2010 the remaining objectors along with Plaintiff filed a stipulation withdrawing their appeals with prejudice. The remainder of the briefing schedule has not been set. Appellees, including us, are required to request a date not later than one hundred twenty days from the date of the appellate brief filing to file their brief. The case remains open pending the briefing schedule and the outcome of the court ruling on the appeal.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We have not recorded any accrual related to the settlement because we expect any settlement amounts to be covered by our insurance policies.

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

In addition, the potential merger with Calix presents additional risks and uncertainties that could cause our actual results to differ from those expressed or implied by forward looking statements, including the risk that the pending merger with Calix may not be consummated due to a failure to obtain stockholder or regulatory approval or for any other reason; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of either or both of the companies; the risk that the two companies will not be integrated successfully and in a timely manner even if the closing occurs as anticipated; and the risk that the transaction may involve unexpected costs or unexpected liabilities.

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

Risks Related to the Pending Merger with Calix

Because the market price of Calix common shares will fluctuate, Occam stockholders cannot be sure of the market value of Calix common shares that they will receive in the merger transaction.

At the effective time, each share of Occam common stock, other than dissenting shares, if any, and shares owned by Calix, Occam or any of their respective subsidiaries (which will be cancelled), will be converted into the right to receive $3.8337 in cash, without interest and 0.2925 shares of Calix common stock. There will be a time lapse between the date on which Occam stockholders vote on the adoption of the merger agreement and the date on which Occam stockholders will actually receive such shares. The market value of Calix common shares will fluctuate during this period. These fluctuations may be caused by changes in the businesses, operations, results and prospects of both Calix and Occam, market expectations of the likelihood that the merger transaction will be completed and the timing of its completion, the effect of any of the conditions or restrictions imposed on or proposed with respect to the merging parties by regulatory agencies, general market and economic conditions or other factors, including those risks discussed elsewhere in this proxy statement/prospectus. The actual market value of Calix common shares, when received by Occam stockholders, will depend on the market value of those shares on that date. This market value may be less than the value used to determine the number of shares to be received, as that determination was made as of September 15, 2010.

The failure to successfully combine the businesses of Calix and Occam in the expected time frame may adversely affect Calix’s future results, which may adversely affect the value of the Calix common shares that Occam stockholders may receive in the merger transaction.

The success of the merger transaction will depend, in part, on the ability of a post-merger Calix to realize the anticipated benefits from combining the businesses of Calix and Occam, including integrating Occam into Calix’s business. To realize these anticipated benefits, Calix’s business and Occam’s business must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger transaction.

Calix and Occam, including their respective subsidiaries, have operated and, until the completion of the merger transaction, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies. Any or all of those occurrences could adversely affect Calix’s ability to maintain relationships with customers and employees after the merger transaction or to achieve the anticipated benefits of the merger transaction. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Whether or not the merger is completed, the announcement and pendency of the merger transaction could cause disruptions and materially adversely affect the future business and operations of Calix and Occam or result in a loss of Occam employees.

In connection with the pending announcement or pendency of the merger, it is possible that some customers, suppliers and other persons with whom Calix or Occam have a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products.   In particular, customers could be reluctant to purchase the products of Calix and/or Occam due to uncertainty about the direction of their respective technology and products, and uncertainty regarding the willingness of the combined company to support and service existing products after the transaction.   If Calix’s or Occam’s customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor’s products, it could negatively impact revenues, earnings and cash flows of Calix or Occam, as well as the market prices of Calix common shares or Occam common stock, regardless of whether the merger transaction is completed.

Similarly, current and prospective employees of Occam may experience uncertainty about their future roles with Occam and Calix following completion of the merger transaction.  These potential distractions of the merger may adversely affect  the ability of Occam to attract, motivate and retain key employees and executives and keep them focused on the strategies and goals of the combined company. Any failure by Occam to retain and motivate executives and key employees during the period prior to the completion of the merger could seriously harm its business, as well as the business of the combined company.

The merger transaction is subject to the receipt of consents and approvals from governmental entities, which may impose conditions on, jeopardize or delay completion of the merger transaction, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger transaction; alternatively, antitrust regulators may preclude the completion of the merger transaction altogether.

Completion of the merger transaction is conditioned upon the making of filings with, and the receipt of required consents, orders, approvals or clearances from, certain governmental entities, including under the Hart-Scott-Rodino Act, or the HSR Act. The Federal Trade Commission, or the FTC, and the Antitrust Division frequently scrutinize the legality under the antitrust laws of transactions like the merger. At any time before or after the completion of the merger, the FTC or the Antitrust Division could take any action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the merger or seeking the divestiture of substantial assets of Calix or Occam. In addition, certain private parties, as well as state attorneys general and other antitrust authorities, may challenge the transaction under antitrust laws under certain circumstances. In addition, conditions may be imposed upon the approval of the merger. Such conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Subject to compliance with the terms of the merger agreement, Calix may not be willing to accept such conditions, and the merger thus may not be consummated. There can be no assurance that these required consents, orders, approvals and clearances will be obtained. If they are obtained, governmental entities may attempt to impose conditions on, or require divestitures relating to, the divisions, operations or assets of Calix or Occam.  These conditions or divestitures may jeopardize or delay completion of the merger transaction or reduce the anticipated benefits of the merger transaction or result in additional expenditures of money and resources.

Directors and executive officers of Occam have interests in the merger transaction that are different from, or in addition to, the interests of Occam stockholders generally, and Occam stockholders should consider these interests in connection with their votes on the merger agreement.

Some of the directors and executive officers of Occam have interests in the merger transaction that are different from, or in addition to, the interests of Occam stockholders generally.

These interests include:

•                 the vesting and settlement or conversion of Occam equity awards into awards for Calix common shares held by Occam directors and executive officers;

•                 executive officers’ receipt of specified benefits under their change in control agreements, if certain terminations of employment occur in connection with the merger transaction; and

•                 Calix’s agreement to indemnify directors and officers against certain claims and liabilities and to continue such indemnification for a period of six years from the effective time of the merger transaction.

•                 Occam stockholders should consider these interests in connection with their votes on the merger agreement.

Failure to complete the merger transaction could negatively impact the stock prices and future businesses and financial results of Calix and Occam.

If the merger transaction is not completed, neither Calix nor Occam would realize any anticipated benefits from being a part of the combined company.  In addition, Calix and/or Occam may experience negative reactions from the financial markets, which could cause a decrease in the market price of their stock, particularly if the market price reflects a market assumption that the merger will be completed.  Calix and Occam may also experience negative reactions from their respective customers, employees and dealers.  Such reactions may have an adverse effect on Calix’s and/or Occam’s business.  Calix and/or Occam also could be subject to litigation related to any failure to complete the merger transaction or to enforcement proceedings commenced against Calix and/or Occam to perform their respective obligations under the merger agreement.

In addition, if the merger transaction is not completed, the ongoing businesses of Calix and Occam may be adversely affected and Calix and Occam will be subject to several risks and consequences, including the following:

•                 Occam may be required, under certain circumstances, to pay Calix a termination fee of $5.2 million under the merger agreement;

•                 Calix may be required, under certain circumstances, to pay Occam a termination fee of $5.0 million or $10.0 million under the merger agreement;

•                 Occam and Calix will be required to pay certain costs relating to the merger transaction, whether or not the merger transaction is completed, such as legal, accounting, financial advisor and printing fees;

•                 Occam may not be able to find another buyer willing to pay an equivalent or higher price in an alternative transaction than the price that would be paid pursuant to the Merger;

•                 under the merger agreement, Occam is subject to certain restrictions on the conduct of its business prior to completing the merger transaction which may adversely affect its ability to execute certain of its business strategies; and

•                 Occam and Calix will be required to pay certain costs relating to the merger transaction, whether or not the merger transaction is completed, such as legal, accounting, financial advisor and printing fees; under the merger agreement, Occam is subject to certain restrictions on the conduct of its business prior to completing the merger transaction which may adversely affect its ability to execute certain of its business strategies; and matters relating to the merger transaction may require substantial commitments of time and resources by Calix and Occam management, which could otherwise have been devoted to other opportunities that may have been beneficial to Calix and Occam as independent companies, as the case may be.

Occam’s obligation to pay a termination fee under certain circumstances and the restrictions on its ability to solicit other acquisition proposals may discourage other companies from trying to acquire Occam.

Until the merger is completed or the merger agreement is terminated, with limited exceptions, the merger agreement prohibits Occam from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than Calix. Occam has agreed to pay Calix a termination fee of $5.2 million under specified circumstances. These provisions could discourage other companies from trying to acquire Occam for a higher price.

Occam stockholders will own a smaller percentage of Calix than they currently own in Occam.

After completion of the merger transaction, Occam stockholders will own a smaller percentage of Calix than they currently own in Occam. Occam stockholders, in the aggregate, will own between approximately 14.1% and 15.9% of Calix’s outstanding shares of common stock immediately after completion of the merger transaction (such ownership percentages are based on the number of Calix shares of common stock outstanding as of September 14, 2010 and will vary based upon the actual number of Calix and Occam shares outstanding as of the effective time).

Four purported class action lawsuits have been filed against Occam and its directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger, result in substantial costs or both.

On September 17, 20, and 21, 2010, three purported class action complaints were filed in the California Superior Court for Santa Barbara County:(1) Kardosh v. Occam Networks, Inc., et al., Case No. 1371748 (“Kardosh Complaint”); (2) Kennedy v. Occam Networks, Inc., et al., Case No. 1371762 (“Kennedy Complaint”); and (3) Moghaddam v. Occam Networks, Inc., et al., Case No. 1371802 (“Moghaddam Complaint”) (together, the “California Complaints”).  Each of the California Complaints names Occam, the members of the Occam board, and Calix as defendants.  The Kennedy Complaint also names Calix’s merger subsidiaries (Ocean Sub I, Inc. and Ocean Sub II, LLC) as defendants.  The California Complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  The California Complaints further allege that Occam and the other entity defendants aided and abetted these alleged breaches of fiduciary duty.  The plaintiffs seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

On October 6, 2010, another purported class action complaint was filed in the Court of Chancery of the State of Delaware:  Steinhart, et al. v. Howard-Anderson, et al Case No. 5878-VCL (the “Delaware Complaint”).  Like the California Complaint, the Delaware Complaint names the members of Occam’s board as defendants and generally alleges that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction.  Also, like the plaintiffs who filed the California Complaint, the plaintiffs who filed the Delaware Complaint seek various forms of relief, including an order certifying a class of Occam shareholders and a preliminary and permanent injunction of the proposed merger.

Occam has obligations to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation.

Risks Related to Current Economic Environment and Our Future Revenues

Our business is substantially dependent on the capital spending patterns of telecom operators and has recently been adversely affected by reductions and delays in capital spending by our customers, primarily due to the economic recession. Any reductions in spending or delays in customer orders in response to macroeconomic conditions, availability of funding under government economic stimulus programs, or otherwise, would adversely affect our business, operating results, and financial condition. We cannot predict the  financial impact, if any, of government economic stimulus programs on capital spending by telecom operators.

Demand for our products depends on the magnitude and timing of capital spending by telecom service providers as they construct, expand and upgrade their networks. In the fourth quarter of 2008, we identified a weakening in new order activity that continued throughout 2009 and into 2010. We believe this weakening relates to reductions in capital expenditures and capital equipment investment budgets resulting from the worldwide financial crisis and economic downturn. In addition, we believe that many of our customers, particularly those that participate in government funding initiatives such as the United States Department of Agriculture’s RUS loan program, were delaying investment and purchase activity pending their analysis of the availability of funding under recently announced government economic stimulus programs. Although we expect that our customers will continue to carefully evaluate their capital investment decisions in light of continued economic uncertainties, governmental broadband funding initiatives should have a favorable impact on capital spending trends among telecommunication carriers for the balance of 2010 and into 2011. However, we cannot accurately predict the timing or the extent of financial impact, if any, that such government economic stimulus programs may have on our business. In addition, these programs may not result in a net increase in capital spending activity if telecom operators substitute spending under government stimulus programs for capital spending they would otherwise have made or if private capital spending decreases by more than the incremental increase attributable to government programs. Reductions, delays, or cancellations in order activity by our customers would be expected to adversely affect our future revenues by reducing the revenue we recognize in any quarter from orders booked and shipped in that quarter and by reducing the amount of deferred revenues that may become recognizable in future periods upon satisfaction of revenue recognition criteria.

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

On October 26, 2009, FairPoint announced that it had filed a bankruptcy petition under chapter 11 of the United States Bankruptcy Code. And on February 7, 2010, FairPoint filed its bankruptcy reorganization plan. Since filing for reorganization on October 26, 2009, FairPoint has operated under the supervision of the bankruptcy court.  As of September 30, 2010, we had an outstanding receivable balance from FairPoint of approximately $1.8 million. As of March 31, 2010, we had an outstanding receivable balance from FairPoint of $2.1 million. Of this amount, $1.7 million related to transactions that occurred before FairPoint filed its bankruptcy petition. FairPoint has remitted the entire balance of the $1.7 million pre-bankruptcy petition claims and we have recognized revenue and related cost of revenue in the quarter ended, June 30, 2010.

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

We have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of $138.2 million. We incurred substantial losses in 2009. We expect to continue to incur losses in 2010. We cannot assure you that we will not continue to incur losses or experience negative cash flow in the future. We have only generated operating income in the quarters ended December 25, 2005, September 24, 2006, December 31, 2006 and December 31, 2008. Our inability to generate positive operating income and cash flow would materially and adversely affect our liquidity, consolidated results of operations and consolidated financial condition.

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

As of September 30, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 27% of our outstanding common stock, of this 25% is collectively owned by investment funds affiliated with U.S. Venture Partners and Norwest Venture Partners. Representatives of U.S. Venture Partners and Norwest Venture Partners are directors of Occam. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                REMOVED AND RESERVED

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

2.1

Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Occam Networks, Inc. and Calix, Inc., Ocean Sub I, Inc. and Ocean Sub II, LLC (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).

10.21	Form of Amendment to Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed on August 13, 2010).
10.22

Support Agreement dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).

10.23	Form of Amendment to Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2010	OCCAM NETWORKS, INC.

	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Occam Networks, Inc. and Calix, Inc., Ocean Sub I, Inc. and Ocean Sub II, LLC (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).

10.21	Form of Amendment to Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K filed on August 13, 2010).
10.22

Support Agreement dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).

10.23	Form of Amendment to Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16, 2010).
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.